Form 10-Q
period 2014-03-31
CONCERT PHARMACEUTICALS, INC.
filed 2014-05-14
CIK 1367920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36310

CONCERT PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4839882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Hayden Avenue, Suite 500 Lexington, Massachusetts	02421
(Address of principal executive offices)	(Zip Code)

(781) 860-0045

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 13, 2014: 17,899,585

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2014	2013
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$39,651	$9,638
Investments, available for sale	68,379	23,039
Interest receivable	317	92
Accounts receivable	68	170
Prepaid expenses and other current assets	2,223	1,106

Total current assets	110,638	34,045
Property and equipment, net	2,247	2,473
Restricted cash	706	706
Other assets	34	2,549

Total assets	$113,625	$39,773

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,292	$971
Accrued expenses and other liabilities	2,528	2,475
Deferred revenue, current portion	4,741	4,321
Leasehold improvement loan, current portion	332	332
Loan payable, net of discount	7,987	7,818

Total current liabilities	16,880	15,917
Deferred revenue, net of current portion	13,950	15,310
Leasehold improvement loan, net of current portion	166	249
Deferred lease incentive, net of current portion	257	385
Deferred rent, net of current portion	138	208
Warrant to purchase redeemable securities	—	463
Loan payable, net of current portion and discount	5,037	7,101

Total liabilities	36,428	39,633
Commitments
Redeemable convertible preferred stock, $0.001 par value per share; 5,000,000 and 62,916,667 shares (Series A, B, C, D) authorized, respectively; 0 shares and 56,047,067 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $112,993, respectively	—	112,244
Stockholders’ equity (deficit):
Common stock, $0.001 par value per share; 100,000,000 and 83,716,667 shares authorized, respectively; 17,899,585 and 1,298,300 shares issued and outstanding, respectively	18	1
Additional paid-in capital	197,770	1,528
Accumulated other comprehensive (loss) income	(4)	4
Accumulated deficit	(120,587)	(113,637)

Total stockholders’ equity (deficit)	77,197	(112,104)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$113,625	$39,773

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2014	2013

Revenue:
License and research and development revenue	$1,613	$3,873
Milestone revenue	—	2,000

Total revenue	1,613	5,873

Operating expenses:
Research and development	5,594	5,039
General and administrative	2,538	1,964

Total operating expenses	8,132	7,003

Loss from operations	(6,519)	(1,130)
Investment income	4	11
Interest and other expense	(435)	(660)

Net loss	$(6,950)	$(1,779)

Other comprehensive loss:
Unrealized loss on investments	(8)	(1)

Comprehensive loss	$(6,958)	$(1,780)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(6,950)	$(1,779)
Accretion on redeemable convertible preferred stock	(55)	(98)

Net loss applicable to common stockholders—basic and diluted	$(7,005)	$(1,877)

Net loss per share applicable to common stockholders—basic and diluted	$(0.76)	$(1.46)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	9,188	1,290

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013

Operating activities
Net loss	$(6,950)	$(1,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326	338
Stock-based compensation expense	210	226
Accretion of premiums and discounts on investments	84	67
Amortization of discount on loan payable	24	24
Amortization of deferred financing costs	9	9
Re-measurement of warrant to purchase redeemable securities	117	211
Amortization of deferred lease incentive	(128)	(128)
Changes in operating assets and liabilities:
Accounts receivable	102	(2,000)
Interest receivable	(225)	7
Prepaid expenses and other current assets	(1,126)	(224)
Other assets	98	47
Accounts payable	321	441
Accrued expenses and other liabilities	42	438
Deferred rent	(59)	(41)
Deferred revenue	(940)	275

Net cash used in operating activities	(8,095)	(2,089)

Investing activities
Purchases of property and equipment	(100)	(76)
Purchases of investments	(51,432)	(2,526)
Maturities of investments	6,000	10,750

Net cash (used in) provided by investing activities	(45,532)	8,148

Financing activities
Principal payments on loan payable	(1,919)	—
Repayment of leasehold improvement loan	(83)	(83)
Proceeds from initial public offering, net of underwriting discounts and commissions	86,579	—
Proceeds from issuance of common stock	105	—
Payment of initial public offering costs	(1,042)	—

Net cash provided by (used in) financing activities	83,640	(83)

Net increase in cash and cash equivalents	30,013	5,976
Cash and cash equivalents at beginning of period	9,638	7,490

Cash and cash equivalents at end of period	$39,651	$13,466

Supplemental cash flow information:
Cash paid for interest	$308	$425
Initial public offering costs incurred but unpaid at period end	$394	$—

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of business

Concert Pharmaceuticals, Inc. (Concert or the Company) was incorporated on April 12, 2006 (inception) as a Delaware corporation, with operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that applies its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach starts with approved drugs, advanced clinical candidates or previously studied compounds that the Company believes can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties and thereby enhance clinical safety, tolerability or efficacy. The Company believes this approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug development. The Company’s pipeline includes three clinical-stage candidates and a number of preclinical compounds that it is actively assessing.

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014.

The unaudited condensed consolidated financial statements include the accounts of Concert and its subsidiary. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2014 and 2013 are referred to as the first quarter of 2014 and 2013, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

In the first quarter of 2014, the Company closed its initial public offering (IPO), in which the Company sold 6,649,690 shares of common stock, including shares sold under the underwriters’ over-allotment option, at a price to the public of $14.00 per share. The Company’s net proceeds from the IPO were $83.1 million after deducting underwriting discounts and offering expenses. In preparation for the IPO, the Company’s Board of Directors and stockholders approved a one-for-5.65 reverse stock split of the Company’s common stock, which stock split was effected on January 29, 2014. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In conjunction with the IPO, all outstanding shares of the Company’s preferred stock automatically converted into 9,919,821 shares of common stock and the outstanding warrant to purchase 400,000 shares of Series C redeemable convertible preferred stock converted into a warrant to purchase 70,796 shares of common stock at an exercise price of $14.13 per share. Following these transactions, the Company’s total issued common stock as of March 31, 2014 was 17,899,585 shares. The significant increase in shares outstanding in the first quarter of 2014 is expected to impact the year-over-year comparability of the Company’s net (loss) earnings per share calculations for the next twelve months.

Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

2. Summary of significant accounting policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2014 that had a material effect on the Company’s condensed consolidated financial statements.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis (principally cash equivalents, investments and the preferred stock warrant liability) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described below. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s investments in money market funds, U.S. treasury obligations and government agency securities have been classified as Level 1 because their fair values are based on quoted market prices. The preferred stock warrant liability is classified as Level 3 because certain inputs to the valuation of the warrant are based on unobservable inputs.

As of March 31, 2014 and December 31, 2013, the Company’s financial assets recognized at fair value consisted of the following:

	Level 1	Level 2	Level 3	Total

March 31, 2014
Money market funds, included in cash equivalents	$38,631	$—	$—	$38,631
Investments, available for sale:
Government agency securities	58,710	—	—	58,710
U.S. Treasury obligation	9,669	—	—	9,669

	$107,010	$—	$—	$107,010

	Level 1	Level 2	Level 3	Total

December 31, 2013
Money market funds, included in cash equivalents	$7,450	$—	$—	$7,450
Investments, available for sale:
Government agency securities	22,539	—	—	22,539
U.S. Treasury obligation	500	—	—	500

	$30,489	$—	$—	$30,489

The fair value of the preferred stock warrant liability was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model. On February 19, 2014, upon completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant as of February 19, 2014 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the three months ended March 31, 2014.

Balance
Fair value at December 31, 2013	$463
Increase in fair value recognized in net loss	117
Reclassification to additional paid-in capital in connection with IPO	(580)

Fair value at March 31, 2014	$—

The carrying amount of financial instruments not carried at fair value, including the loan payable and leasehold improvement loan approximate fair value. The carrying value of the Company’s loan payable and leasehold improvement loan approximated fair value because of the length of the remaining terms of the loans and interest rate yields for the loans that were near then-current market yields. The disclosed fair values of the Company’s loan payable and leasehold improvement loan are Level 3 liabilities within the fair value hierarchy.

4. Cash, cash equivalents and investments, available for sale

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

Cash, cash equivalents and investments, available for sale included the following at March 31, 2014 and December 31, 2013 (in thousands):

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2014
Cash		$1,020	$—	$—	$1,020
Money market funds		38,631	—	—	38,631

Cash and cash equivalents		$39,651	$—	$—	$39,651

U.S. Treasury obligations	316 days	$9,670	$—	$(1)	$9,669
Government agency securities	335 days	58,713	8	(11)	58,710

Investments		$68,383	$8	$(12)	$68,379

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2013
Cash		$2,188	$—	$—	$2,188
Money market funds		7,450	—	—	7,450

Cash and cash equivalents		$9,638	$—	$—	$9,638

U.S. Treasury obligation	301 days	$500	$—	$—	$500
Government agency securities	324 days	22,535	4	—	22,539

Investments		$23,035	$4	$—	$23,039

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2014 and 2013, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued professional fees and other	$410	$569
Employee compensation and benefits	566	290
Research and development expenses	785	860
Deferred lease incentive, current portion	513	513
Deferred rent, current portion	254	243

	$2,528	$2,475

6. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three months ended March 31, 2014 and 2013. Due to the uncertainty surrounding the realization of its favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

7. Collaborations

Celgene

In April 2013, the Company entered into a master development and license agreement (the Celgene Agreement) with Celgene Corporation and Celgene International Sàrl (Celgene), which is primarily focused on the research, development and commercialization of deuterated compounds that are deuterated analogs of certain non-deuterated compounds targeting cancer or inflammation. The collaboration will initially focus on one program, CTP-730 targeting inflammatory disease, but has the potential to encompass up to four programs.

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

The Company is responsible, at its own expense, for conducting research and early development activities for CTP-730, the initial program pursuant to agreed upon development plans. This includes the completion of single and multiple ascending dose Phase 1 clinical trials and any mutually agreed upon additional Phase 1 clinical trials, as set forth in the development plan and approved by the joint steering committee (JSC) for the collaboration.

Under the terms of the Celgene Agreement, the Company received a $35.0 million non-refundable upfront payment from Celgene. In addition, the Company is eligible to earn up to $23.0 million in development milestone payments, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the initial program. The next milestone payment the Company might be entitled to receive under the initial program is $8.0 million related to the completion of a Phase 1 clinical trial of CTP-730 for inflammatory diseases. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee of $30.0 million and will also be eligible to receive up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for such program. With respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in sales-based milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in sales-based milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.

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

Allocable arrangement consideration at inception was limited to the $35.0 million non-refundable upfront payment. Total allocable arrangement consideration was allocated among the separate units of accounting using the relative selling price method as follows: (i) $17.0 million to the License Deliverable; (ii) $8.7 million to the R&D Services Deliverable for the initial program; (iii) $3.2 million to the Supply Deliverable for the initial program; (iv) $0.1 million to the JSC Deliverable for the initial program; (v) $3.0 million to the First Discount Deliverable for the first additional program; and (vi) $3.0 million to the Second Discount Deliverable for the second additional program.

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

During the three months ended March 31, 2014, the Company recognized revenue of $0.4 million for the R&D Services Deliverable and $0.5 million for the Supply Deliverable. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statement of operations and comprehensive loss. As of March 31, 2014, there was $15.7 million of deferred revenue related to the Company’s collaboration with Celgene, $4.6 million of which was classified as current and $11.1 million of which was classified as noncurrent, in the accompanying condensed consolidated balance sheet.

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

Under the terms of the Jazz Pharmaceuticals Agreement, the Company received a $4.0 million non-refundable upfront payment. In addition, the Company is eligible to earn up to $8.0 million in development milestone payments, up to $35.0 million in regulatory milestone payments and up to $70.0 million in sales-based milestone payments. The next milestone payment that the Company might be entitled to receive under this agreement is $4.0 million related to the completion of a Phase 1 clinical trial of JZP-386, a deuterated analog of sodium oxybate.

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

For the three months ended March 31, 2014, the Company recognized revenue of $0.6 million related to the performance of development support services and revenue of approximately $16 thousand for reimbursements of travel and intellectual property expenses, the cost of which was recorded within general and administrative expenses.

For the three months ended March 31, 2013, the Company recognized revenue of $3.7 million upon delivery of the License Deliverable, approximately $3 thousand related to the JSC Deliverable and approximately $2 thousand related to the Patent Support Deliverable. In addition, during the three months ended March 31, 2013, the Company recognized revenue of $48 thousand related to the performance of development support services and revenue of approximately $4 thousand for reimbursements of intellectual property expenses, the cost of which was recorded within general and administrative expenses.

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

Under the terms of the Avanir Agreement, the Company received a $2.0 million non-refundable upfront payment in March 2012. In addition, the Company is eligible to earn up to $4.0 million in development milestone payments, up to $37.0 million in regulatory milestone payments and up to $125.0 million in sales-based milestone payments. The next potential milestone the Company might be entitled to receive under the Avanir Agreement is $2.0 million for initiation of dosing in a Phase 2 or Phase 3 clinical trial for AVP-786, one of the D-DM analogs licensed to Avanir. In addition, we are eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deuterated dextromethorphan only in combination with quinidine.

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

The Company determined that the deliverables under the Avanir Agreement were the exclusive, royalty-bearing sub-licensable license to D-DM delivered at the inception of the arrangement as well as participation on a joint steering committee through a first IND filing. The Company allocated arrangement consideration of $2.0 million to the license and an insignificant amount to the Company’s participation on the joint steering committee. Accordingly, the Company recognized the $2.0 million non-refundable upfront fee as revenue upon delivery of the D-DM license in March 2012.

During the three months ended March 31, 2013, the Company recognized as revenue a $2.0 million milestone payment received from Avanir based on positive data from Avanir’s Phase 1 clinical trial of AVP-786. Since June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has continued to receive intellectual property cost reimbursements. The Company recognized $61 thousand for the three months ended March 31, 2014 and $51 thousand for the three months ended March 31, 2013 within license and research and development revenue for intellectual property cost reimbursements, the cost of which was recorded within general and administrative expense.

GSK

In May 2009, we entered into a research and development collaboration and license agreement with Glaxo Group Limited, or GSK to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499 and, ultimately, CTP-298, which was developed pursuant to the agreement for the treatment of HIV. In March 2011, the Company and GSK signed an amendment to the GSK Agreement. Under this amendment GSK paid the Company a $2.75 million payment and returned all rights in the second identified program to the Company. This $2.75 million amount is subject to repayment to GSK in the event that the Company commercializes CTP-499 or if, at any time during the seven year period from the date of the amendment, the Company re-licenses or otherwise transfers the rights to the Company’s CTP-499 program to a third party. The payment was classified as deferred revenue and will not be recognized as revenue until all repayment obligations lapse.

8. Stock-Based Compensation

Total stock-based compensation expense related to stock options was $0.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Total compensation cost recognized for all stock-based compensation awards in the condensed consolidated statements of operations and comprehensive loss consisted of (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$90	$121
General and administrative	120	105

Total stock-based compensation expense	$210	$226

Stock Options

The weighted-average fair value of options granted during the three months ended March 31, 2014, based on fair values estimated as of the applicable grant dates using the Black-Scholes option pricing model, was $8.79 per option share. There were no stock options granted during the three months ended March 31, 2013. Key assumptions used to apply this pricing model were as follows:

Three Months Ended March 31, 2014
Risk-free interest rate	2.02%
Expected life of options	6.0 years
Expected volatility of underlying stock	68.95%
Expected dividend yield	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2014:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	1,952,578	$3.14
Granted	148,893	14.06
Exercised	(31,775)	3.30
Forfeited or expired	(33,131)	3.95

Outstanding at March 31, 2014	2,036,565	$3.92	5.5	$19,492

Exercisable at March 31, 2014	1,670,622	$3.07	4.8	$17,349

Vested and expected to vest at March 31, 2014 (1)	2,017,046	$3.85	5.5	$19,437

(1)	This represents the number of vested stock option shares as of March 31, 2014, plus the number of unvested stock option shares that the Company estimated as of March 31, 2014 would vest, based on the unvested stock option shares at March 31, 2014 and an estimated forfeiture rate of 5%.

As of March 31, 2014, there was $2.6 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.5 years.

9. Loan payable

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

Each advance made under the Loan and Security Agreement bears interest at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. Through March 31, 2014, the December 2011 Advance and the March 2012 Advance had an interest rate of 8.5%. Interest-only payments were due monthly on the first day of each month beginning the month after the date of the respective advance until April 30, 2013. Thereafter the aggregate principal balance outstanding became payable in 30 equal monthly installments of principal and interest beginning May 1, 2013 and continuing through the maturity date of October 1, 2015.

Future minimum payments, which include principal and interest due under the Loan and Security Agreement, are $6.7 million for the remainder of 2014 and $7.5 million for the year ended December 31, 2015.

10. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing (loss) income allocable to common stockholders by the weighted average number of common shares outstanding. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Prior to its automatic conversion into common stock upon the closing of the IPO, the Company’s redeemable convertible preferred stock was entitled to participate in any dividends declared by the Company and was therefore considered to constitute participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted (loss) earnings per share is computed after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Basic and diluted (loss) earnings per share allocable to common stockholders were computed as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Net loss	$(6,950)	$(1,779)
Less: accretion of redeemable convertible preferred stock to redemption value	55	98

Loss allocable to common stockholders	$(7,005)	$(1,877)

Weighted-average shares outstanding	9,188	1,290

Basic and diluted (loss) earnings per share allocable to common stockholders	$(0.76)	$(1.46)

In the first quarter of 2014, the Company issued an additional 6,649,690 shares of common stock in connection with its IPO and 9,919,821 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock upon the closing of the IPO. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the three months ended March 31, 2014 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations for the next twelve months.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Redeemable convertible preferred stock	—	9,920
Warrant	71	71
Outstanding stock options	2,037	1,956

	2,108	11,947

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part II—Item 1A. of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are utilizing our DCE Platform to discover and develop product candidates for a variety of indications. We expect CTP-354, CTP-499 and AVP-786 to advance into or through Phase 2 clinical trials in 2014 and we have multiple preclinical candidates, two of which we expect to move into clinical trials in 2014. Our priority programs include:

•	CTP-354 for spasticity associated with multiple sclerosis and spinal cord injury, which is in Phase 1 clinical trials;

•	CTP-499 for type 2 diabetic kidney disease, which is in the final, open-label portion of the three-part Phase 2 clinical trial;

•	AVP-786 for neurologic and psychiatric disorders, which has completed a Phase 1 clinical trial under our collaboration with Avanir;

•	CTP-730 for inflammatory diseases, which is in preclinical development under our collaboration with Celgene; and

•	JZP-386 for narcolepsy, which is in preclinical development under our collaboration with Jazz Pharmaceuticals.

Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts relating to our product candidates, including activities to: develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake preclinical studies and clinical trials, manufacture product in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $120.6 million since inception through March 31, 2014 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations. On February 19, 2014, we completed the sale of 6,000,000 shares of common stock in our IPO, at a price to the public of $14.00 per share, resulting in net proceeds to us of $74.6 million after deducting underwriting discounts and commissions of $5.9 million and offering costs of $3.5 million. On March 3, 2014, we completed the sale of an additional 649,690 shares of common stock at a price to the public of $14.00 per share under the underwriters’ over-allotment option to purchase additional shares of common stock, resulting in net proceeds to us of $8.5 million after deducting underwriting discounts and commissions of $0.6 million.

We have incurred net losses in each year from our inception in 2006. We incurred a net loss of $7.0 million for the three months ended March 31, 2014. We do not expect to be profitable for the year ending December 31, 2014. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

COLLABORATIONS

We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. They also have provided us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible to seek an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. For example, our collaborator Avanir reported agreeing with the FDA to an expedited development pathway for AVP-786. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations:

•	Celgene. In April 2013, we entered into a master development and license agreement with Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting cancer or inflammation. The collaboration is initially focused on CTP-730, targeting inflammatory disease, but has the potential to encompass up to four programs. For the initial program, we granted Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of a selected non-deuterated compound and several close chemical derivatives thereof. We further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program. We and Celgene have agreed on the non-deuterated compound for each of the two additional license programs. For the option program, Celgene may select the non-deuterated compound at a later time, which, unless otherwise agreed by us, will be limited to a compound for which Celgene possesses exclusive rights. With respect to the two additional license programs, we granted Celgene an upfront exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the agreed upon non-deuterated compounds. Celgene is restricted from utilizing their research, development and commercialization rights under each of the upfront licenses, unless, within seven years after the effective date of the agreement, Celgene pays us a license exercise fee. If Celgene does not elect to pay the license exercise fee during the seven year period, the license will expire. With respect to the option program, once a compound is selected, Celgene may exercise its option by paying us an option exercise fee within seven years of the effective date of the agreement, and upon Celgene’s exercise of the option we will grant to Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the selected non-deuterated compound.

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

We are currently conducting certain development activities for a Phase 1 clinical trial with respect to JZP-386 pursuant to an agreed upon development plan, and we have supplied a deuterated intermediate for making clinical trial material for a Phase 1 clinical trial. Thereafter, our obligations to conduct further development activities are subject to mutual agreement. Jazz Pharmaceuticals has assumed all manufacturing responsibilities. Pursuant to the agreement, our costs for activities under the development plan, including pass-through costs and the costs of our employees’ time at an annual rate per full-time equivalent, which we mutually agreed to, are reimbursed by Jazz Pharmaceuticals. This reimbursement is subject to limitations in the agreement, including adherence within a particular percentage to the development budget.

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

•

CTP-354, a novel, potentially first-in-class, non-sedating treatment for spasticity that we are initially developing for use in patients with multiple sclerosis and patients with spinal cord injury to address a significant unmet medical need in these markets. In 2013, we completed a 71-subject Phase 1 single ascending dose clinical trial of CTP-354 and the nine-subject first part of a related Phase 1 imaging study. In January 2014, we initiated a multiple ascending dose Phase 1 clinical trial evaluating daily doses of 2 mg and 6 mg of CTP-354 in healthy volunteers. Assuming successful completion of the Phase 1 clinical program, we plan to initiate a Phase 2 clinical program for CTP-354 in the fourth quarter of 2014. We expect that the Phase 2 clinical program will include one clinical trial for the treatment of spasticity associated with multiple sclerosis and one clinical trial for the treatment of spasticity associated with spinal cord injury. Due to the fact that we did not determine a maximum tolerated dose in our preclinical testing, the FDA has informed us that we may not administer multiple doses of CTP-354 in excess of 6 mg per day in clinical trials without first conducting an additional higher dose preclinical toxicology study. We believe that multiple doses of 6 mg per day may be sufficient for the treatment of spasticity; however, we have conducted an additional preclinical toxicology study and plan to submit the results to the FDA which may enable us to evaluate higher doses of CTP-354, if needed, in our spasticity trials, as well as to support clinical development in other disease indications.

•	CTP-499, a novel, potentially first-in-class, treatment for type 2 diabetic kidney disease that we are developing as an additive treatment to the current standard of care. We are currently conducting the final, open-label portion of a three-part Phase 2 clinical trial of CTP-499 in which we have enrolled patients with type 2 diabetic kidney disease and macroalbuminuria. In December 2013, we completed 48 weeks of dosing for the second part of the trial in 123 patients. While we did not achieve statistical significance in the primary 24-week efficacy endpoint of this trial, at 48 weeks fewer patients on CTP-499 compared to placebo had large increases in serum creatinine, a marker of impaired kidney function and a key secondary endpoint. These data may indicate a slower decline of kidney function in patients treated with CTP-499 compared to those who received placebo. In addition, we observed at 48-weeks a statistically significant reduction of certain fibrotic biomarkers suggesting that CTP-499 may act as an anti-fibrotic agent. We believe that these results indicate that CTP-499 has the potential to help protect kidney function in patients with rapidly progressing type 2 diabetic kidney disease. We expect the ongoing open-label extension study to conclude by the end of 2014.

•	AVP-786, a combination of a deuterium-substituted dextromethorphan analog and an ultra-low dose of quinidine. We have granted Avanir an exclusive license to develop and commercialize deuterated dextromethorphan analogs, including the analog in AVP-786. Avanir is developing AVP-786 for the treatment of neurologic and psychiatric disorders. In February 2013, Avanir reported positive results from a Phase 1 clinical trial of AVP-786. In October 2013, Avanir reported plans to advance AVP-786 into a Phase 2 clinical trial in the second half of 2014 for treatment-resistant major depressive disorder in patients with insufficient response to conventional anti-depressants.

•	A collaboration with Celgene to research, develop and commercialize certain deuterated compounds for the treatment of cancer or inflammation, with an initial focus on a single program. In the initial program, we have selected CTP-730, a product candidate for the treatment of inflammatory diseases, and expect to begin clinical trials in 2014.

•	A collaboration with Jazz Pharmaceuticals to research, develop and commercialize JZP-386, a product candidate containing a deuterated analog of sodium oxybate for potential use in patients with narcolepsy. Sodium oxybate is the active ingredient in the marketed drug Xyrem. In December 2013, an investigational medicinal product dossier, or IMPD, the basis for initiating clinical trials in the European Union, was filed for JZP-386. The IMPD received approval in January 2014. Jazz Pharmaceuticals expects a Phase 1 clinical trial of JZP-386 to be conducted in 2014, following manufacturing of clinical material.

We are also conducting a number of other preclinical programs, including deuterated ivacaftor for the potential treatment of cystic fibrosis and chronic obstructive pulmonary disease and C-10068, a novel oral deuterium-substituted analog of dextroethorphan for the potential treatment of pain and seizures.

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

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and completion costs of the current or future clinical trials of any of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain marketing approval. However, product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress but we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Investment income

Investment income consists of interest income earned on cash equivalents and investments.

Interest and other expense

Interest and other expense consists primarily of interest expense on amounts outstanding under our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, amortization of debt discount and the re-measurement gain or loss associated with the change in the fair value of the preferred stock warrant liability for the periods prior to the Company’s IPO.

Critical Accounting Policies and Significant Judgments and Estimates

During the three months ended March 31, 2014, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 31, 2014.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars.

	Three months ended March 31,		Increase
(in thousands)	2014	2013	(Decrease)
Revenue:
License and research and development revenue	$1,613	$3,873	$(2,260)
Milestone revenue	—	2,000	(2,000)

Total revenue	1,613	5,873	(4,260)
Operating expenses:
Research and development	5,594	5,039	555
General and administrative	2,538	1,964	574

Total operating expenses	8,132	7,003	1,129

Loss from operations	(6,519)	(1,130)	5,389
Investment income	4	11	(7)
Interest and other expense	(435)	(660)	(225)

Net loss	$(6,950)	$(1,779)	$5,171

Revenue

Revenue was $1.6 million for the three months ended March 31, 2014, compared to $5.9 million for the three months ended March 31, 2013, a decrease of $4.3 million. The decrease in revenue was primarily due to license revenue recognized for the three months ended March 31, 2013 of $3.7 million in connection with our grant of a license under our collaboration with Jazz Pharmaceuticals as well as $2.0 million of milestone revenue recognized for the three months ended March 31, 2013 based on positive data from Avanir’s Phase 1 clinical trial of AVP-786. These decreases were partially offset by an increase of $1.4 million in revenue recognized for services performed under our collaborations during the three months ended March 31, 2014.

As of March 31, 2014, we had deferred revenue of:

•	$15.7 million related to our collaboration with Celgene, $4.6 million of which is classified as current, on our condensed consolidated balance sheet;

•	$0.2 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 36 months; and

•	$2.8 million related to a payment received from GSK that we will not recognize as revenue until all repayment obligations lapse.

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the three months ended March 31, 2014 and 2013, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investment in the program during these periods.

	Three months ended March 31,
(in thousands)	2014	2013
Direct research and development expenses:
CTP-499	$347	$1,275
CTP-354	1,267	38
CTP-730	369	104
JZP-386	111	15

Total direct research and development expenses	2,094	1,432

Employee and contractor-related expenses	2,367	2,483
Platform-related lab expenses	362	319
Facility expenses	675	662
Other expenses	96	143

Personnel and other expenses	3,500	3,607

Total research and development expenses	$5,594	$5,039

Research and development expenses were $5.6 million for the three months ended March 31, 2014, compared to $5.0 million for the three months ended March 31, 2013, an increase of $0.6 million. The increase was primarily due to a $1.2 million increase in CTP-354 expenses due to the conduct during the three months ended March 31, 2014 of our CTP-354 multiple ascending dose Phase 1 clinical trial, our higher dose preclinical CTP-354 toxicology study and increased manufacturing costs. The increase was partially offset by a $0.9 million decrease in CTP-499 expense due to the completion of dosing for the second part of our Phase 2 clinical trial in December 2013.

General and administrative expenses

General and administrative expenses were $2.5 million for the three months ended March 31, 2014, compared to general and administrative expenses of $2.0 million for the three months ended March 31, 2013. The increase was primarily due to a $0.4 million increase in compensation expense and $0.2 million of expenses incurred in connection with our becoming a public company, including directors & officers insurance and professional fees.

We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. We anticipate that these increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Interest and other expense

Interest and other expense was an expense of $0.4 million for the three months ended March 31, 2014, compared to an expense of $0.6 million for the three months ended March 31, 2013. The decrease was attributable in part to a decrease of $0.1 million in expense recognized in connection with the re-measurement of the fair value of the redeemable convertible preferred stock warrant that we issued to Hercules in connection with draws under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods. In addition, interest expense associated with our debt facility with Hercules decreased by $0.1 million for the three months ended March 31, 2014 compared to the prior year period due to a lower principal balance outstanding.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of March 31, 2014, we had an accumulated deficit of $120.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.

We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations. As of March 31, 2014 we had cash and cash equivalents and investments of $108.0 million.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three months ended March 31,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(8,095)	$(2,089)
Investing activities	(45,532)	8,148
Financing activities	83,640	(83)

Net increase in cash and cash equivalents	$30,013	$5,976

Operating activities. Net cash used in operating activities was $8.1 million during the three months ended March 31, 2014 compared to net cash used in operating activities of $2.1 million during the three months ended March 31, 2013. The increase in cash used in operating activities was primarily due to receipt of a non-refundable upfront payment of $4.0 million related to our collaboration with Jazz Pharmaceuticals in the three months ended March 31, 2013.

Investing activities. Net cash provided by (used in) investing activities consisted of purchases of fixed assets, purchases of investments and proceeds from the maturity of investments. Net cash used in investing activities for the three months ended March 31, 2014 was $45.5 million compared to net cash provided by investing activities of $8.1 million for the three months ended March 31, 2013. The increase in net cash used in investing activities was primarily due to an increase in purchases of investments of $48.9 million related to the investment of our IPO proceeds and a decrease in maturities of investments of $4.7 million.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2014 was $83.6 million compared to net cash used in financing activities of $0.1 million for the three months ended March 31, 2013. The increase in net cash provided by financing activities was primarily due to the receipt of IPO proceeds (net of underwriting discounts and commissions but prior to deducting other transaction expenses) of $86.6 million during the three months ended March 31, 2014, partially offset by an increase in principal payments under our debt facility with Hercules of $1.9 million as compared to the prior year and $1.0 million in costs incurred related to our IPO during the three months ended March 31, 2014.

Credit Facilities

In December 2011, we executed a Loan and Security Agreement with Hercules, which provided for up to $20.0 million in funding, to be made available in two tranches. We borrowed the first tranche of $7.5 million in December 2011 and the second tranche of $12.5 million in March 2012. As of March 31, 2014, an aggregate of $13.2 million of principal and accrued interest remained outstanding under the Loan and Security Agreement.

Each advance under the Loan and Security Agreement bears interest at a variable rate equal to the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however that the per annum rate of interest rate shall not exceed 11%. We were required to pay interest only on the indebtedness through April 30, 2013. We are now repaying our remaining indebtedness under the Loan and Security Agreement in 19 equal monthly payments of principal and interest of $0.7 million through October 1, 2015.

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

We believe our existing cash and cash equivalents and investments as of March 31, 2014, will enable us to fund our operating expenses, debt service and capital expenditure requirements into the first half of 2016, without giving effect to potential milestone payments that we may receive under existing collaboration agreements. This estimate assumes we either enter into a collaboration agreement pursuant to which a partner funds further development of CTP-499 or we do not otherwise expend significant funds for further development of this product candidate. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Our expectation with respect to the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual obligations

During the three months ended March 31, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term available-for-sale securities and interest on our debt facility accrues at a variable rate that references the prime rate.

We had cash and cash equivalents and investments of $108.0 million as of March 31, 2014 and $32.7 million as of December 31, 2013, in each case primarily money market mutual funds consisting of U.S. government-backed and agency securities. The increase in cash and cash equivalents and investments during the three months ended March 31, 2014 was primarily the result of our receipt of IPO proceeds of $86.6 million (net of underwriting discount and commissions but prior to deducting other transaction expenses) in February 2014. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

We had outstanding borrowings under our debt facility with Hercules of $13.2 million as of March 31, 2014 and $15.1 million as of December 31, 2013. Interest is payable at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. As a result of the 11% maximum annual interest rate and interest rate protection until prime exceeds 5.25%, we have limited exposure to changes in interest rates on borrowings under this facility. An immediate 10% change in the prime rate as of March 31, 2014 would have no effect on the amount of our required interest payments under the debt facility over the next twelve-month period.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2014 or 2013.

Item 4.	Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, or the SEC, press releases, communications with investors and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never sustain profitability.

We have incurred significant annual net operating losses in every year since our inception. Our net loss was $7.0 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $120.6 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

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

We plan to use our current cash and cash equivalents and investments, including the net proceeds of our recent initial public offering, primarily to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance the development of CTP-354 and our other product candidates. In addition, while may seek one or more collaborators for future development of CTP-499 and expect that we would conduct any large Phase 3 clinical trial of CTP-499 in type 2 diabetic kidney disease in collaboration with one or more partners that would pay most of the associated costs, we may not be able to enter into a collaboration for CTP-499 on suitable terms or at all. In any event, our existing cash and cash equivalents and investments, will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, and our pledge to Hercules of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Hercules with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe our existing cash and cash equivalents and investments as of March 31, 2014 will enable us to fund our operating expenses, debt service and capital expenditure requirements into the first half of 2016, without giving effect to potential milestone payments that we may receive under existing collaboration agreements. This estimate assumes we either enter into a collaboration agreement pursuant to which a partner funds further development of CTP-499 or we do not otherwise expend significant funds for further development of this product candidate. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of March 31, 2014, we had $13.2 million of outstanding borrowings under our loan and security agreement with Hercules, which we are required to repay in monthly installments through October 2015. We could in the future incur additional indebtedness beyond our borrowings from Hercules.

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

In November 2013, we received notice from the FDA of a partial clinical hold on CTP-354 that prevents us from administering single doses in excess of 60 mg per day and multiple doses in excess of 6 mg per day and the FDA subsequently informed us that we may not administer multiple doses of CTP-354 in excess of 6 mg per day in clinical trials without first conducting an additional higher dose preclinical study. We do not intend to conduct single dose clinical trials of CTP-354 with doses in excess of 60 mg. While we believe that multiple doses of 6 mg per day would be sufficient for the treatment of spasticity, we have conducted an additional preclinical toxicology study to potentially enable us to evaluate higher doses of CTP-354, if needed in our spasticity trials, as well as to support clinical development in other disease indications. If we are required to perform additional preclinical studies to support the lifting of the partial clinical hold, it will increase our expected development costs and could delay the clinical development of CTP-354. If we are delayed in addressing, or unable to address, the FDA’s concerns, we could be delayed, or prevented, from studying higher doses of CTP-354, which higher doses may be necessary to show efficacy. If these higher doses are necessary to show efficacy, we could be delayed or prevented from obtaining marketing approval of CTP-354.

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

While we believe that our DCE Platform may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development, we may not be able to realize the advantages that we expect. In addition, while a key element of our drug discovery and development strategy involves utilizing existing information regarding non-deuterated compounds to assist the discovery and development of deuterated analogs of those compounds, not all of the product candidates that we develop are based on drugs or drug candidates that progressed into advanced clinical development. Particularly in these situations, existing information regarding the corresponding non-deuterated compound may not be sufficient to mitigate drug development risks. For example, we have pursued clinical development of CTP-499 for the potential treatment of type 2 diabetic kidney disease in patients with macroalbuminuria. CTP-499 is a deuterated analog of a metabolite of a drug that was not approved for this indication. CTP-499 failed to achieve statistical significance in the primary efficacy endpoint of urinary albumin to creatinine ratio at 24 weeks for a Phase 2 clinical trial. CTP-354 is subject to development risks normally inherent in clinical development because no corresponding non-deuterated compound has been clinically evaluated. While Merck & Co. reported that the non-deuterated analog of CTP-354 activated the 2, 3 and 5 GABAA receptors, which are associated with anti-spasticity, muscle relaxation, anti-anxiety, anti-seizure and, potentially, anti-pain activities, with approximately 40% of the in vitro activity of a benzodiazepine, we do not know if the pharmacological profile of CTP-354 will be clinically effective for treating spasticity at doses of CTP-354 that are well tolerated.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although Phase 1 clinical trials of CTP-499 supported advancement into Phase 2 clinical trials, CTP-499 failed to achieve statistical significance in the primary efficacy endpoint of urinary albumin to creatinine ratio at 24 weeks in the Phase 2 clinical trial. However, we believe that the incidence of large declines in kidney function, measured as decreases in eGFR or increases in serum creatinine in drug-treated versus placebo-treated patients, could become the primary efficacy endpoint required by the FDA for Phase 3 clinical development of a drug candidate for the treatment of type 2 diabetic kidney disease. While incidence of 30% and 40% declines in eGFR was a secondary endpoint of our ongoing Phase 2 clinical trial, and the CTP-499 results with respect to eGFR declines and serum creatinine increases were encouraging at 48 weeks, the data was collected from a smaller number of patients and over a shorter duration than would be required for a Phase 3 clinical trial and these results may not be indicative of the results that we may achieve in Phase 3 clinical trials. Furthermore, the FDA may not accept incidence of large declines in eGFR or large increases in serum creatinine as acceptable endpoints for a Phase 3 clinical trial of CTP-499 for the treatment of type 2 diabetic kidney disease. If the endpoints that are acceptable to the FDA for our Phase 3 clinical trials in this indication differ from the endpoints of the clinical trials we have conducted of CTP-499, we may need to conduct additional clinical trials of CTP-499 to support entry into Phase 3 clinical evaluation, or we may be required to conduct Phase 3 trials that are longer or require more patients than we currently anticipate.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For example, while we are conducting Phase 1 clinical trials to evaluate the safety and tolerability CTP-354 in healthy volunteers, we have not yet evaluated the safety or efficacy of CTP-354 administered in the intended patient population, which will be required for FDA approval, and the FDA has placed a partial clinical hold on CTP-354 that prevents us from administering doses in excess of 60 mg per day in single dose clinical trials and 6 mg per day in multiple dose clinical trials. Any Phase 2, Phase 3 or other clinical trials that we, or our collaborators, may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates.

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

We are developing CTP-499 for the treatment of type 2 diabetic kidney disease in patients with macroalbuminuria. The current standard of care in this indication is angiotensin modulation, which is treatment with an angiotensin converting enzyme inhibitor, which we refer to as an ACEi, or an angiotensin receptor blocker, which we refer to as an ARB. Both of these types of drugs are available on a generic basis. We are developing CTP-499 for administration in combination with these drugs. These drugs are well established therapies that are widely accepted by physicians, patients and third party payors. Physicians, patients and third party payors may not accept the addition of CTP-499 to their current treatment regimens for a variety of potential reasons, including a desire not to incur the additional cost of CTP-499 or a perception that the addition of CTP-499 would be poorly tolerated or of limited benefit. If CTP-499 receives marketing approval, it may also face competition from a number of product candidates that are currently in clinical development including potentially competitive product candidates in Phase 3 clinical development being pursued by AbbVie Inc., Janssen Research & Development LLC and NephroGenex, Inc.

Avanir has reported that it plans to develop AVP-786 for the treatment of neurologic and psychiatric disorders. There are a number of marketed drugs and product candidates in clinical development for these indications.

JZP-386 is in preclinical development for the treatment of narcolepsy, with a potential advantage over sodium oxybate, the current standard of care, of being able to be administered in a single dose before bedtime rather than in two nighttime doses. Flamel Technologies is currently developing a narcolepsy therapy involving once nightly dosing by using its Micropump® technology applied to sodium oxybate. In April 2014, Flamel reported conducting a clinical study in healthy volunteers that identified formulations with the potential to eliminate the second nighttime dose currently required in treating narcolepsy with sodium oxybate and JZP-386 may complete with this therapy if approved in this indication.

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

Collaborations involving our product candidates pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities such as occurred in a prior collaboration we had with Glaxo Group Limited;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	product candidates developed in collaboration with us, including in particular product candidates based on deuteration of a collaborator’s marketed drugs or advanced clinical candidates, may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

We believe that all of the deuterium that we use in manufacturing our product candidates is currently derived, directly or indirectly, from deuterium oxide. For most of our deuterium supply we rely on bulk supplies of deuterium oxide, which we currently source from two suppliers, one located in the United States and one located in another country. We may establish a deuterium oxide supply arrangement with an additional supplier, which is located outside of the United States and is affiliated with a foreign government. It is also possible that our current U.S. supplier of deuterium oxide relies on one or more foreign suppliers for its supply of deuterium oxide, although we are not familiar with its procurement practices.

We estimate that our current source of deuterium oxide will be sufficient to meet our anticipated requirements through at least 2015. However, we do not have long-term agreements with our current suppliers. If we are not able to establish or maintain supply arrangements with the suppliers from which we have purchased and believe we may be able to purchase additional deuterium oxide, or the relevant foreign governments decide to withhold any authorization for the export of deuterium oxide that we seek, we may be unable to secure alternative sources. If we are unable to obtain sufficient supplies of deuterium oxide from our current suppliers or our potential future foreign supplier, we would be forced to either seek alternative suppliers of deuterium oxide, likely in other countries, or alternative sources of deuterium. Such alternative supplies may not be available to us on acceptable terms or at all.

In order to internationally transport any deuterium oxide that we purchase from our current or potential future foreign suppliers, we, or our suppliers, may be required to obtain an export license from the country of origin and we may be required to obtain an International Import Certificate or other governmental approvals or assurances from the country of destination. We are also required to obtain an export license from the Nuclear Regulatory Commission before shipping deuterium oxide from the United States to any contract manufacturer in another country. Export licenses and certain other required documents may specify the maximum amount of deuterium oxide that we, or our suppliers, are permitted to either import or export. In order for us to obtain supplies of deuterium oxide from our current foreign supplier, our supplier will be required to obtain an export license from the country of origin and we may be required to obtain domestic governmental approvals or assurances. In addition, our current U.S. export licenses may be insufficient to meet our future requirements. We, or our suppliers, may not be able to obtain such licenses, approvals or assurances in a timely manner or at all.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Of the 17,899,585 shares of our common stock outstanding as of April 30, 2014, 11,695,895 shares are currently subject to restrictions on transfer under 180-day lock-up arrangements with either the underwriters for our initial public offering or under stock option agreements entered into between us and the holders of those shares. These restrictions are due to expire on August 11, 2014, resulting in these shares becoming eligible for public sale on August 12, 2014 if they are registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701.

Moreover, holders of an aggregate of 9,919,821 shares of our common stock, have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of a warrant to purchase 70,796 shares of common stock, to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have registered 4,159,374 shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up arrangements described above.

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

As of April 30, 2014, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing approximately 48.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued, and options granted, by us during the three months ended March 31, 2014 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such shares, options and warrants and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, or the SEC, under which exemption from registration was claimed. No underwriters were involved in any such issuances.

During the three months ended March 31, 2014, we granted options to purchase an aggregate of 148,893 shares of common stock, at a weighted-average exercise price of $14.06 per share, to an employee and a director pursuant to our 2014 Stock Incentive Plan. During the three months ended March 31, 2014, we issued an aggregate of 31,775 shares of common stock upon the exercise of options for aggregate consideration of $104,930.

The stock options described above were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and the common stock issuable upon the exercise of such options described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds

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

As of May 10, 2014, we estimate that we have used approximately $11.2 million of the net proceeds primarily to fund the development of CTP-354, to advance and expand the research and preclinical development of additional product candidates and for working capital, capital expenditures and other general corporate purposes. None of the net proceeds were paid directly or indirectly to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date: May 14, 2014	By:	/s/ Ryan Daws

Ryan Daws Chief Financial Officer

Exhibit Index

Exhibit number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36310) filed with the SEC on February 20, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-36310) filed with the SEC on February 20, 2014)

10.1	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 (File No. 333-193335) filed with the SEC on February 3, 2014)

10.2	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1 (File No. 333-193335) filed with the SEC on February 3, 2014)

10.3	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (File No. 333-193335) filed with the SEC on February 3, 2014)

10.4	Amended and Restated Employment Agreement, dated as of January 10, 2014, by and between the Registrant and Roger Tung, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1 (File No. 333-193335) filed with the SEC on January 13, 2014)

10.5	Amended and Restated Employment Agreement, dated as of January 10, 2014, by and between the Registrant and Nancy Stuart, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1 (File No. 333-193335) filed with the SEC on January 13, 2014)

10.6	Amended and Restated Employment Agreement, dated as of January 10, 2014, by and between the Registrant and I. Robert Silverman, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s registration statement on Form S-1 (File No. 333-193335) filed with the SEC on January 13, 2014

10.7	Employment Agreement, dated as of January 16, 2014, by and between the Registrant and D. Ryan Daws (incorporated by reference to Exhibit 10.21 to the Registrant’s registration statement on Form S-1 (File No. 333-193335) filed with the SEC on February 3, 2014)

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.