Form 10-Q
period 2014-06-30
CONCERT PHARMACEUTICALS, INC.
filed 2014-08-12
CIK 1367920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of August 4, 2014: 18,013,810

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$17,916	$9,638
Investments, available for sale	80,413	23,039
Interest receivable	336	92
Accounts receivable	96	170
Prepaid expenses and other current assets	2,204	1,106

Total current assets	100,965	34,045
Property and equipment, net	2,011	2,473
Restricted cash	706	706
Other assets	25	2,549

Total assets	$103,707	$39,773

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$992	$971
Accrued expenses and other liabilities	3,612	2,475
Deferred revenue, current portion	6,548	4,321
Leasehold improvement loan, current portion	332	332
Loan payable, net of discount	8,164	7,818

Total current liabilities	19,648	15,917
Deferred revenue, net of current portion	11,146	15,310
Leasehold improvement loan, net of current portion	83	249
Deferred lease incentive, net of current portion	128	385
Deferred rent, net of current portion	69	208
Warrant to purchase redeemable securities	—	463
Loan payable, net of current portion and discount	2,930	7,101

Total liabilities	34,004	39,633

Commitments

Redeemable convertible preferred stock; $0.001 par value per share; 0 and 62,916,667 shares (Series A, B, C, D) authorized, respectively; no shares and 56,047,067 shares issued and outstanding, in 2014 and 2013 respectively	—	112,244

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 100,000,000 and 83,716,667 shares authorized, 18,013,810 and 1,298,300 shares issued and outstanding in 2014 and 2013, respectively	18	1
Additional paid-in capital	198,251	1,528
Accumulated other comprehensive income	11	4
Accumulated deficit	(128,577)	(113,637)

Total stockholders’ equity (deficit)	69,703	(112,104)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$103,707	$39,773

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
License and research and development revenue	$1,235	$17,441	$2,848	$21,314
Milestone revenue	—	—	—	2,000

Total revenue	1,235	17,441	2,848	23,314

Operating expenses:
Research and development	6,243	5,753	11,837	10,792
General and administrative	2,718	2,273	5,256	4,237

Total operating expenses	8,961	8,026	17,093	15,029

(Loss) Income from operations	(7,726)	9,415	(14,245)	8,285
Investment income	16	3	20	14
Interest and other expense	(280)	(653)	(715)	(1,313)

Net (loss) income	$(7,990)	$8,765	$(14,940)	$6,986

Other comprehensive (loss) income:
Unrealized gain (loss) on investments	15	(3)	7	(4)

Comprehensive (loss) income	$(7,975)	$8,762	$(14,933)	$6,982

Reconciliation of net (loss) income to net (loss) income applicable to common stockholders:
Net (loss) income	$(7,990)	$8,765	$(14,940)	$6,986
Accretion on redeemable convertible preferred stock	—	(99)	(55)	(196)
Undistributed earnings applicable to participating preferred shareholders	—	(8,666)	—	(6,790)

Net (loss) income applicable to common stockholders—basic and diluted	$(7,990)	$—	$(14,995)	$—

Net (loss) income per share applicable to common stockholders—basic and diluted	$(0.45)	$—	$(1.11)	$—

Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders—basic	17,937	1,290	13,495	1,290

Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders—diluted	17,937	2,638	13,495	2,538

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013

Operating activities
Net (loss) income	$(14,940)	$6,986
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	650	672
Stock-based compensation expense	505	561
Accretion of premiums and discounts on investments	352	135
Amortization of discount on loan payable	48	49
Amortization of deferred financing costs	18	19
Re-measurement of warrant to purchase redeemable securities	117	423
Amortization of deferred lease incentive	(257)	(256)
Changes in operating assets and liabilities:
Accounts receivable	74	(172)
Interest receivable	(244)	6
Prepaid expenses and other current assets	(1,116)	(441)
Other assets	107	56
Accounts payable	400	(214)
Accrued expenses and other liabilities	1,129	857
Deferred rent	(116)	(84)
Deferred revenue	(1,937)	18,104

Net cash (used in) provided by operating activities	(15,210)	26,701

Investing activities
Purchases of property and equipment	(188)	(107)
Purchases of investments	(74,889)	(4,626)
Maturities of investments	17,170	19,723

Net cash (used in) provided by investing activities	(57,907)	14,990

Financing activities
Principal payments on loan payable	(3,873)	(1,201)
Repayment of leasehold improvement loan	(166)	(166)
Proceeds from initial public offering, net of underwriting discounts and commissions	86,579	—
Proceeds from issuance of common stock	291	—
Payment of initial public offering costs	(1,436)	—

Net cash provided by (used in) financing activities	81,395	(1,367)

Net increase in cash and cash equivalents	8,278	40,324
Cash and cash equivalents at beginning of period	9,638	7,490

Cash and cash equivalents at end of period	$17,916	$47,814

Supplemental cash flow information:
Cash paid for interest	$580	$855
Initial public offering costs incurred but unpaid at period end	$—	$137

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of business

Concert Pharmaceuticals, Inc. (Concert or the Company) was incorporated on April 12, 2006 (inception) as a Delaware corporation, with operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that applies its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach starts with approved drugs, advanced clinical candidates or previously studied compounds that the Company believes can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties and thereby enhance clinical safety, tolerability or efficacy. The Company believes this approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug development. The Company’s pipeline includes four clinical-stage candidates and a number of preclinical compounds that it is actively assessing.

In the first quarter of 2014, the Company closed its initial public offering (IPO), in which the Company sold 6,649,690 shares of common stock, including shares sold under the underwriters’ over-allotment option, at a price to the public of $14.00 per share. The Company’s net proceeds from the IPO were $83.1 million after deducting underwriting discounts and offering expenses. In preparation for the IPO, the Company’s Board of Directors and stockholders approved a one-for-5.65 reverse stock split of the Company’s common stock, which stock split was effected on January 29, 2014. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In conjunction with the IPO, all outstanding shares of the Company’s preferred stock automatically converted into 9,919,821 shares of common stock and the outstanding warrant to purchase 400,000 shares of Series C redeemable convertible preferred stock converted into a warrant to purchase 70,796 shares of common stock at an exercise price of $14.13 per share. As of June 30, 2014, there were 18,013,810 common shares outstanding. The significant increase in shares outstanding in the first quarter of 2014 is expected to impact the year-over-year comparability of the Company’s net (loss) earnings per share calculations until the first quarter of 2015.

Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014.

The unaudited condensed consolidated financial statements include the accounts of Concert and its subsidiary. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2014 and 2013 are referred to as the second quarter of 2014 and 2013, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Use of Estimates and Summary of Significant Accounting Policies

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets, liabilities, equity, revenue and expenses and the disclosure of contingent assets and liabilities. In preparing the condensed consolidated financial statements of the Company included herein, management used estimates in the following areas, among others: revenue recognition for multiple-element revenue arrangements, stock-based compensation expense, accrued expenses and income taxes. Actual results could differ from those estimates.

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this update on its operations.

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

As of June 30, 2014 and December 31, 2013, the Company’s financial assets recognized at fair value consisted of the following:

	Level 1	Level 2	Level 3	Total

June 30, 2014
Money market funds, included in cash equivalents	$16,716	$—	$—	$16,716
Investments, available for sale:
Government agency securities	69,785	—	—	69,785
U.S. Treasury obligation	10,628	—	—	10,628

Total	$97,129	$—	$—	$97,129

	Level 1	Level 2	Level 3	Total

December 31, 2013
Money market funds, included in cash equivalents	$7,450	$—	$—	$7,450
Investments, available for sale:
Government agency securities	22,539	—	—	22,539
U.S. Treasury obligation	500	—	—	500

Total	$30,489	$—	$—	$30,489

The fair value of the preferred stock warrant liability was determined based on Level 3 inputs utilizing the Black-Scholes option pricing model. On February 19, 2014, upon completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant as of February 19, 2014 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the six months ended June 30, 2014:

Balance
Fair value at December 31, 2013	$463
Increase in fair value recognized in net loss	117
Reclassification to additional paid-in capital in connection with IPO	(580)

Fair value at June 30, 2014	$—

The carrying amount of financial instruments not carried at fair value, including the loan payable and leasehold improvement loan, approximate fair value. The carrying value of the Company’s loan payable and leasehold improvement loan approximated fair value because the interest rate yields for the loans approximate current market yields. The disclosed fair values of the Company’s loan payable and leasehold improvement loan are Level 3 liabilities within the fair value hierarchy.

4. Cash, cash equivalents and investments, available for sale

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.

Cash, cash equivalents and investments, available for sale included the following at June 30, 2014 and December 31, 2013:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2014
Cash		$1,200	$—	$—	$1,200
Money market funds		16,716	—	—	16,716

Cash and cash equivalents		$17,916	$—	$—	$17,916

U.S. Treasury obligations	397 days	$10,626	$2	$—	$10,628
Government agency securities	366 days	69,776	14	(5)	69,785

Investments		$80,402	$16	$(5)	$80,413

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2013
Cash		$2,188	$—	$—	$2,188
Money market funds		7,450	—	—	7,450

Cash and cash equivalents		$9,638	$—	$—	$9,638

U.S. Treasury obligation	301 days	$500	$—	$—	$500
Government agency securities	324 days	22,535	4	—	22,539

Investments		$23,035	$4	$—	$23,039

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

5. Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Accrued professional fees and other	$443	$569
Employee compensation and benefits	967	290
Research and development expenses	1,423	860
Deferred lease incentive, current portion	513	513
Deferred rent, current portion	266	243

	$3,612	$2,475

6. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three or six months ended June 30, 2014 and 2013. Due to the uncertainty surrounding the realization of its favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

7. Collaborations

Celgene

In April 2013, the Company entered into a master development and license agreement (the Celgene Agreement) with Celgene Corporation and Celgene International Sàrl (Celgene), which is primarily focused on the research, development and commercialization of deuterated compounds that are deuterated analogs of certain non-deuterated compounds targeting cancer or inflammation. The collaboration is initially focused on one program, CTP-730 targeting inflammatory disease, but has the potential to encompass up to four programs.

For the initial program, the Company granted Celgene an exclusive worldwide license to develop, manufacture and commercialize products that contain deuterated analogs of a selected non-deuterated compound and several close chemical derivatives thereof. The Company further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program. The Company and Celgene have agreed on the non-deuterated compounds for each of the two additional license programs. For the option program, Celgene may select the non-deuterated compound at a later time, which, unless otherwise agreed by the Company, will be limited to a compound for which Celgene possesses exclusive rights. With respect to the two additional license programs, on the effective date of the Celgene Agreement, the Company granted Celgene an exclusive worldwide license to develop, manufacture and commercialize products that contain deuterated analogs of the agreed upon non-deuterated compounds. Celgene is restricted from utilizing their research, development and commercialization rights under each of the upfront licenses unless, within seven years of the effective date of the Celgene Agreement, Celgene pays the Company a license exercise fee. If Celgene does not elect to pay the license exercise fee during the seven year period, the license will expire. With respect to the option program, once a compound is selected, Celgene may exercise its option by paying the Company an option exercise fee within seven years of the effective date of the Celgene Agreement, and upon Celgene’s exercise of the option the Company will grant to Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the selected non-deuterated compound.

The Company is responsible, at its own expense, for conducting research and early development activities for CTP-730, the initial program, pursuant to agreed upon development plans. This includes the completion of single and multiple ascending dose Phase 1 clinical trials and any mutually agreed upon additional Phase 1 clinical trials, as set forth in the development plan and approved by the joint steering committee (JSC) for the collaboration.

Under the terms of the Celgene Agreement, the Company received a $35.0 million non-refundable, upfront payment from Celgene. In addition, the Company is eligible to earn up to $23.0 million in development milestone payments, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the initial program. The next milestone payment the Company might be entitled to receive under the initial program is $8.0 million related to the completion of Phase 1 clinical trials of CTP-730. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee of $30.0 million and will also be eligible to receive up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for such program. With respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in sales-based milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in sales-based milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.

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

Allocable arrangement consideration at inception was limited to the $35.0 million non-refundable upfront payment. The Company allocated the arrangement consideration for the collaboration among the separate units of accounting using the relative selling price method as follows: (i) $17.0 million to the License Deliverable; (ii) $8.7 million to the R&D Services Deliverable for the initial program; (iii) $3.2 million to the Supply Deliverable for the initial program; (iv) $0.1 million to the JSC Deliverable for the initial program; (v) $3.0 million to the First Discount Deliverable for the first additional program; and (vi) $3.0 million to the Second Discount Deliverable for the second additional program.

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

During the six months ended June 30, 2014, the Company recognized revenue of $0.7 million for the R&D Services Deliverable and $1.2 million for the Supply Deliverable. During the six months ended June 30, 2013, the Company recognized revenue of $0.1 million for the R&D Services Deliverable and $0.1 million for the Supply Deliverable. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2014, there was $14.8 million of deferred revenue related to the Company’s collaboration with Celgene, $6.5 million of which was classified as current and $8.3 million of which was classified as noncurrent, in the accompanying condensed consolidated balance sheet.

Jazz Pharmaceuticals

In February 2013, the Company signed a development and license agreement with Jazz Pharmaceuticals, Inc. (Jazz Pharmaceuticals) that provides Jazz Pharmaceuticals worldwide rights to develop and commercialize the Company’s deuterated sodium oxybate (D-SXB) compounds (the Jazz Pharmaceuticals Agreement). Jazz Pharmaceuticals and the Company are currently focusing on one analog, designated as JZP-386. Jazz Pharmaceuticals has principal responsibility for ongoing development activities. Pursuant to the terms of the license agreement, Jazz Pharmaceuticals has the option to require the Company to provide development support services through a single Phase 1 clinical trial. Under the terms of the Jazz Pharmaceuticals Agreement, the Company will receive payment for development support services provided and will be reimbursed for all external costs related to the development support services including preclinical, manufacturing, regulatory and clinical costs through Phase 1 clinical testing.

Under the terms of the Jazz Pharmaceuticals Agreement, the Company received a $4.0 million non-refundable, upfront payment. In addition, the Company is eligible to earn up to $8.0 million in development milestone payments, up to $35.0 million in regulatory milestone payments and up to $70.0 million in sales-based milestone payments. The next milestone payment that the Company might be entitled to receive under this agreement is $4.0 million related to the successful completion of a Phase 1 clinical trial of JZP-386, a deuterated analog of sodium oxybate.

In addition, Jazz Pharmaceuticals is required to pay the Company royalties at defined percentages, ranging from the mid-single digits to low double digits below 20%, on a country-by-country and licensed product-by-licensed product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of the expiration of specified patent coverage or 10 years following commercial launch. The royalty rate is lowered on a country-by-country basis, under certain circumstances as specified in the agreement.

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

The Company allocated arrangement consideration of $3.7 million to the License Deliverable, $0.1 million to the JSC Deliverable and $0.2 million to the Patent Support Deliverable. The Company recognized the arrangement consideration allocated to the License Deliverable upon delivery and will recognize revenue related to the JSC Deliverable and the Patent Support Deliverable over the respective periods of performance, which are each estimated to be 46 months.

For the six months ended June 30, 2014, the Company recognized revenue of $0.8 million related to the performance of development support services.

For the six months ended June 30, 2013, the Company recognized revenue of $3.7 million upon delivery of the License Deliverable. In addition, during the six months ended June 30, 2013, the Company recognized revenue of $0.2 million related to the performance of development support services.

Avanir

In February 2012, the Company signed a license agreement (the Avanir Agreement) with Avanir Pharmaceuticals, Inc. (Avanir) that provides Avanir worldwide rights to develop and commercialize Concert’s deuterated dextromethorphan (D-DM). The agreement includes the rights to multiple D-DM compounds. Avanir is initially focused on developing AVP-786, which is a combination of a D-DM analog and an ultra-low dose of quinidine, for the treatment of neurologic and psychiatric disorders. Avanir will have overall responsibility for research, development and commercialization of D-DM.

Under the terms of the Avanir Agreement, the Company received a $2.0 million non-refundable, upfront payment in March 2012. In addition, the Company is eligible to earn up to $4.0 million in development milestone payments, up to $37.0 million in regulatory milestone payments and up to $125.0 million in sales-based milestone payments. The next potential milestone the Company might be entitled to receive under the Avanir Agreement is $2.0 million for initiation of dosing in a Phase 2 or Phase 3 clinical trial for AVP-786. In addition, the Company is eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deuterated dextromethorphan only in combination with quinidine.

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

During the six months ended June 30, 2013, the Company recognized as revenue a $2.0 million milestone payment received from Avanir based on positive data from Avanir’s Phase 1 clinical trial of AVP-786. Since June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has continued to receive intellectual property cost reimbursements. The Company recognized $0.1 million for the six months ended June 30, 2014 and $0.1 million for the six months ended June 30, 2013 within license and research and development revenue for intellectual property cost reimbursements, the cost of which was recorded within general and administrative expense.

GSK

In May 2009, the Company entered into a research and development collaboration and license agreement with Glaxo Group Limited (GSK) to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499 and, ultimately, CTP-298, which was developed pursuant to the agreement for the treatment of HIV. In March 2011, the Company and GSK signed an amendment to the GSK agreement. Under this amendment GSK paid the Company a $2.75 million payment and returned all rights in the second identified program to the Company. This $2.75 million amount is subject to repayment to GSK in the event that the Company commercializes CTP-499 or if, at any time during the seven year period from the date of the amendment, the Company re-licenses or otherwise transfers the rights to the Company’s CTP-499 program to a third party. The payment was classified as deferred revenue and will not be recognized as revenue until all repayment obligations lapse.

8. Stock-Based Compensation

The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. To date, the Company has granted awards solely in the form of stock options, which have generally been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant, expire no later than ten years from the date of grant and vest over various periods not exceeding four years.

Total stock-based compensation expense related to all stock-based awards recognized in the condensed consolidated statements of operations and comprehensive income (loss) consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Research and development	$138	$181	$228	$302
General and administrative	157	155	277	259

Total stock-based compensation expense	$295	$336	$505	$561

Stock Options

The weighted-average fair value of options granted during the three and six months ended June 30, 2014, based on fair values estimated as of the applicable grant dates using the Black-Scholes option pricing model, was $6.15 and $6.52 per option share, respectively. There were no stock options granted during the three months ended March 31, 2013. The weighted-average fair value of options granted during the three months ended June 30, 2013, was $1.84 per option share, based on fair values estimated as of the applicable grant dates using the Black-Scholes option pricing model.

For the three and six months ended June 30, 2014 and 2013, the fair values of options granted were estimated using the Black-Scholes option pricing model using the following range of assumptions:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Risk-free interest rate	1.88%	1.69%	1.88% - 2.02%	1.69%
Expected dividend yield	—	—	—	—
Expected lives	6.0 years	6.0 years	6.0 years	6.0 years
Expected volatility	83.26%	70.00%	68.95% - 83.26%	70.00%

For the three and six months ended June 30, 2014 and June 30, 2013, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

During the six months ended June 30, 2014, the total intrinsic value of stock options exercised was $1.0 million. The total grant date fair value of stock options that vested during the six months ended June 30, 2014 and 2013 was $0.3 million and $0.4 million, respectively.

The following is a summary of stock option activity for the six months ended June 30, 2014:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	1,952,578	$3.14
Granted	1,075,493	$9.41
Exercised	(146,000)	$2.00
Forfeited or expired	(40,873)	$3.79

Outstanding at June 30, 2014	2,841,198	$5.56	6.83	$13,482

Exercisable at June 30, 2014	1,595,043	$3.20	4.67	$11,022

Vested and expected to vest at June 30, 2014 (1)	2,726,633	$5.42	6.70	$13,296

(1)	This represents the number of vested stock option shares as of June 30, 2014, plus the number of unvested stock option shares that the Company estimated as of June 30, 2014 would vest, based on the unvested stock option shares at June 30, 2014 and an estimated forfeiture rate of 5%.

As of June 30, 2014, there was $7.6 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.5 years.

9. Loan payable

On December 22, 2011, the Company entered into a Loan and Security Agreement (the Loan and Security Agreement) with Hercules Technology Growth Capital, Inc. (Hercules). The Loan and Security Agreement provides for aggregate advances of up to $20 million in two tranches. Under the first tranche of the Loan and Security Agreement, the Company obtained an advance on December 22, 2011 totaling $7.5 million (the December 2011 Advance). Under the second tranche of the Loan and Security Agreement, the Company obtained an advance on March 29, 2012 totaling $12.5 million (the March 2012 Advance). The Company incurred $0.2 million in loan issuance costs paid directly to the lenders, which have been offset against the loan proceeds as a loan discount.

Each advance made under the Loan and Security Agreement bears interest at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. Through June 30, 2014, the December 2011 Advance and the March 2012 Advance had an interest rate of 8.5%. Interest-only payments were due monthly on the first day of each month beginning the month after the date of the respective advance until April 30, 2013. Thereafter the aggregate principal balance outstanding became payable in 30 equal monthly installments of principal and interest beginning May 1, 2013 and continuing through the maturity date of October 1, 2015.

Future minimum payments, which include principal and interest due under the Loan and Security Agreement, are $4.5 million, in the aggregate, for the remainder of 2014 and $7.5 million, in the aggregate, for the year ended December 31, 2015.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) allocable to common stockholders by the weighted average number of common shares outstanding. During periods of income where participating securities are outstanding, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Prior to its automatic conversion into common stock upon the closing of the IPO, the Company’s redeemable convertible preferred stock was entitled to participate in any dividends declared by the Company and was therefore considered to constitute participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted earnings (loss) per share is computed after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Basic and diluted earnings (loss) per share allocable to common stockholders were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net income (loss)	$(7,990)	$8,765	$(14,940)	$6,986
Less: accretion of redeemable convertible preferred stock to redemption value	—	(99)	(55)	(196)
Undistributed earnings applicable to participating preferred stockholders	—	(8,666)	—	(6,790)

Income (loss) allocable to common stockholders	(7,990)	—	(14,995)	—

Weighted-average shares outstanding - basic	17,937	1,290	13,495	1,290
Weighted-average shares outstanding - diluted	17,937	2,638	13,495	2,538

Basic and diluted income (loss) per share allocable to common stockholders	$(0.45)	$—	$(1.11)	$—

In the first quarter of 2014, the Company issued an additional 6,649,690 shares of common stock in connection with its IPO and 9,919,821 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock upon the closing of the IPO. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the three and six months ended June 30, 2014 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s earnings (loss) per share calculations until the first quarter of 2015.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of June 30,
	2014	2013
	(in thousands)
Redeemable convertible preferred stock	—	—
Warrant	71	—
Outstanding stock options	2,841	—

Total	2,912	—

11. Subsequent Event

On August 6, 2014, the Company entered into an amendment of lease (the Amendment) with 128 Spring Street Lexington LLC (the Landlord) amending its existing 2008 Lease Agreement with One Ledgemont, LLC (predecessor in interest to the Landlord) for the Company’s headquarters in Lexington, Massachusetts. Under the terms of the Amendment, the lease for the existing office and laboratory space of approximately 45,000 square feet will be extended for three years, beginning October 1, 2015. The Amendment also provides for an expansion of the existing premises by approximately 5,000 square feet. The term of this additional space, which is expected to begin no later than October 23, 2014, will expire September 30, 2018. A tenant improvement allowance of $0.4 million will be provided by the Landlord under the Amendment for general improvements. The Amendment also provides for the waiver of the remaining monthly payments due under the Company’s outstanding leasehold improvement loan, totaling $0.5 million as of September 30, 2014 and a reduction in the letter of credit we delivered under the lease from $0.7 million to $0.4 million. Waiver of the leasehold improvement loan will occur on a monthly basis from October 1, 2014 through September 30, 2015. Base rent for the years ending September 30, 2015, 2016, 2017 and 2018 is $1.5 million, $1.5 million, $1.6 million and $1.6 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, projections, intentions, goals, strategies, plans, prospects and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, general and administrative expenses, research and development expenses, current and future development and manufacturing efforts, regulatory filings, nonclinical and clinical trial results, and the sufficiency of our cash for future operations. You should read the “Risk Factors” section in Part II—Item 1A. of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are utilizing our deuterated chemical entity platform, which we refer to as our DCE Platform® to discover and develop product candidates for a variety of indications. In 2014, we expect CTP-354, CTP-499 and AVP-786 to advance into or through Phase 2 clinical trials and JZP-386 to advance in a Phase 1 clinical trial. We also have multiple preclinical candidates, one of which we expect to move into clinical trials in 2014. Our development programs include:

•	CTP-354 for spasticity associated with spinal cord injury and multiple sclerosis, which is in Phase 1 clinical trials;

•	CTP-499 for diabetic nephropathy, which is in the final, open-label portion of a three-part Phase 2 clinical trial;

•	AVP-786 for neurologic and psychiatric disorders, which has completed a Phase 1 clinical trial under our collaboration with Avanir;

•	JZP-386 for narcolepsy, which is in a Phase 1 clinical trial under our collaboration with Jazz Pharmaceuticals; and

•	CTP-730 for inflammatory diseases, which is in preclinical development under our collaboration with Celgene.

Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake preclinical studies and clinical trials, manufacture product in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $128.6 million since inception through June 30, 2014 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations. In the first quarter of 2014, we completed the sale of 6,649,690 shares of common stock in our IPO, at a price to the public of $14.00 per share, resulting in net proceeds to us of $83.1 million after deducting underwriting discounts and commissions of $6.5 million and offering costs of $3.5 million.

We have incurred net losses in each year from our inception in 2006. We incurred a net loss of $14.9 million for the six months ended June 30, 2014. We do not expect to be profitable for the year ending December 31, 2014. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we:

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

We do not expect to generate revenue from product sales unless and until we, or our collaborators, successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have developed the internal capability to manufacture up to low kilogram quantities of deuterated active pharmaceutical ingredients for use in Phase 1 clinical trials. However, to date, almost all of our manufacturing activities have been performed by third parties. Additionally, we currently utilize third-party contract research organizations to carry out our clinical development activities and we do not yet have a sales organization. If we obtain, or believe that we are likely to obtain, marketing approval for any of our product candidates for which we retain commercialization rights, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to seek to fund our operations through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements for at least the next several years. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would force us to delay, limit, reduce or terminate our research and development programs and could have a material adverse effect on our financial condition and our ability to develop our products. We will need to generate significant revenues to achieve sustained profitability and we may never do so.

COLLABORATIONS

We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. They also have provided us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible to seek an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. For example, our collaborator Avanir reported agreeing with the Food and Drug Administration, or FDA, to an expedited development pathway for AVP-786. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations:

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

Under the Celgene agreement, we received a non-refundable, upfront payment of $35.0 million in April 2013. In addition, we are eligible to earn up to $23.0 million in development milestone payments, including $8.0 million related to the completion of Phase 1 clinical trials, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the initial program. If Celgene exercises its rights with respect to either of the two additional license programs, we will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs we are eligible to receive up to $100.0 million in sales-based milestone payments based on net sales of products, and with respect to the other additional license program we are eligible to receive up to $50.0 million in sales-based milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program in respect of a compound to be identified at a later time, we will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments. In addition, with respect to each program, Celgene is required to pay us royalties on net sales of each licensed product at defined percentages ranging from the mid-single digits to low double digits below 20%, on worldwide net product sales of licensed products. The royalty rate is reduced on a country-by-country basis during any period within the royalty term when there is no patent claim or regulatory exclusivity covering the licensed product in the particular country.

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

After completion of a Phase 1 clinical trial, our obligations to conduct development activities are subject to mutual agreement. Pursuant to the agreement, our costs for activities under the development plan, including pass-through costs and the costs of our employees’ time at an annual rate per full-time equivalent, which we mutually agreed to, are reimbursed by Jazz Pharmaceuticals. This reimbursement is subject to limitations in the agreement, including adherence within a particular percentage to the development budget.

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

In May 2009, we entered into a research and development collaboration and license agreement with Glaxo Group Limited, or GSK, to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499 and, ultimately, CTP-298, which was developed pursuant to the agreement for the treatment of HIV. Our agreement with GSK, as subsequently amended, expired in May 2012 after GSK opted out of further development under the agreement. The rights to the product candidates developed under the agreement have reverted to us and we are free to pursue them without further obligation to GSK other than to repay GSK an amount of up to $2.75 million, if we commercialize CTP-499 or if, prior to a specified date in 2018, we re-license or transfer rights to CTP-499.

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

In the future, we will seek to generate revenue from a combination of product sales and milestone payments and royalties on future product sales in connection with our current collaborations with Celgene, Avanir and Jazz Pharmaceuticals, or other collaborations we may enter into.

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

The following summarizes our development programs.

•	CTP-354, a novel, potentially first-in-class, non-sedating treatment for spasticity that we are initially developing for use in patients with spinal cord injury and patients with multiple sclerosis to address a significant unmet medical need in these markets. In 2013, we completed a 71-subject placebo-controlled Phase 1 single ascending dose clinical trial of CTP-354. In the second quarter of 2014, we completed an 11-subject Phase 1 imaging study to measure the level of binding of CTP-354 to GABAA receptors in the brain. In January 2014, we initiated a placebo-controlled multiple ascending dose Phase 1 clinical trial in healthy volunteers to assess the safety, tolerability and pharmacokinetics of CTP-354, in which we are currently evaluating daily doses of 2 mg, 6 mg and 12 mg of CTP-354. Upon successful completion of the Phase 1 clinical program, we plan to initiate the first trial in our planned Phase 2 clinical program for CTP-354 in the fourth quarter of 2014. We expect that the Phase 2 clinical program will include one clinical trial for the treatment of spasticity associated with spinal cord injury and one clinical trial for the treatment of spasticity associated with multiple sclerosis.

•	CTP-499, a novel, potentially first-in-class treatment for diabetic nephropathy that we are developing as an additive treatment to the current standard of care. We are currently conducting the final, open-label portion of a three-part Phase 2 clinical trial of CTP-499. In December 2013, we completed 48 weeks of dosing for the second part of the trial in 123 patients. While we did not achieve statistical significance in the primary 24-week efficacy endpoint of this trial, at 48 weeks fewer patients on CTP-499 compared to placebo had large increases in serum creatinine, a marker of impaired kidney function and a key secondary endpoint. These data, as well as data on fibrotic biomarkers, may indicate a slower decline of kidney function in patients treated with CTP-499 compared to those who received placebo. We expect the ongoing open-label extension study to conclude by the end of 2014. Based on our end-of-Phase 2 meeting with the FDA in July 2014, we believe that a time-to-event analysis of the composite of increases in serum creatinine (greater than or equal to 50%) or incidence of end stage renal disease, in each case versus placebo-treated patients, could become the primary efficacy endpoint required by the FDA for Phase 3 clinical development of CTP-499 for the treatment of diabetic nephropathy. We plan to seek one or more collaborators for future development of CTP-499 in diabetic nephropathy.

•	AVP-786, a combination of a deuterium-substituted dextromethorphan analog and an ultra-low dose of quinidine for neurologic and psychiatric disorders. We have granted Avanir an exclusive license to develop and commercialize deuterated dextromethorphan analogs, including the analog in AVP-786. In February 2013, Avanir reported positive results from a Phase 1 clinical trial of AVP-786. In July 2014, Avanir reported plans to advance AVP-786 for the adjunctive treatment of major depressive disorder into a Phase 2 clinical trial in the third quarter of 2014.

•	JZP-386, a product candidate containing a deuterated analog of sodium oxybate for potential use in patients with narcolepsy. We have granted Jazz Pharmaceuticals worldwide rights to develop and commercialize deuterated sodium oxybate compounds, including JZP-386. Sodium oxybate is the active ingredient in the marketed drug Xyrem®. In July 2014, Jazz Pharmaceuticals and Concert announced the initiation of the first-in-human Phase 1 clinical trial of JZP-386.

•	A collaboration with Celgene to research, develop and commercialize certain deuterated compounds for the treatment of cancer or inflammation, with an initial focus on a single program. In the initial program, we have selected CTP-730, a product candidate for the treatment of inflammatory diseases, and expect to begin Phase 1 clinical trials in 2014.

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

Interest and other expense

Interest and other expense consists primarily of interest expense on amounts outstanding under our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, amortization of debt discount and the re-measurement gain or loss associated with the change in the fair value of the preferred stock warrant liability for the periods prior to our IPO.

Critical Accounting Policies and Significant Judgments and Estimates

During the six months ended June 30, 2014, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for us retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. We are currently assessing the impact of this update on our operations.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013, together with the changes in those items in dollars.

	Three months ended June 30,		Increase (Decrease)
(in thousands)	2014	2013
Revenue:
License and research and development revenue	$1,235	$17,441	$(16,206)

Total revenue	1,235	17,441	(16,206)
Operating expenses:
Research and development	6,243	5,753	490
General and administrative	2,718	2,273	445

Total operating expenses	8,961	8,026	935

Income (Loss) from operations	(7,726)	9,415	(17,141)
Investment income	16	3	13
Interest and other expense	(280)	(653)	373

Net income (loss)	$(7,990)	$8,765	$(16,755)

Revenue

Revenue was $1.2 million for the three months ended June 30, 2014, compared to $17.4 million for the three months ended June 30, 2013, a decrease of $16.2 million. The decrease in revenue was primarily due to license revenue of $17.0 million recognized during the three months ended June 30, 2013 in connection with the initial license deliverable under our collaboration agreement with Celgene. This decrease was partially offset by an increase of $0.8 million in revenue recognized for services performed under our Celgene collaboration agreement during the three months ended June 30, 2014.

As of June 30, 2014, we had deferred revenue of:

•	$14.8 million related to our collaboration with Celgene, $6.5 million of which is classified as current, on our condensed consolidated balance sheet;

•	$0.2 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 33 months; and

•	$2.8 million related to a payment received from GSK that we will not recognize as revenue until all repayment obligations lapse.

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the three months ended June 30, 2014 and 2013, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investment in the program during these periods.

	Three months ended June 30,
(in thousands)	2014	2013
Direct research and development expenses:
CTP-354	$1,401	$203
CTP-499	580	1,190
CTP-730	354	9
JZP-386	181	18

Total direct research and development expenses	2,516	1,420

Employee and contractor-related expenses	2,508	3,161
Platform-related lab expenses	429	386
Facility expenses	699	698
Other expenses	91	88

Personnel and other expenses	3,727	4,333

Total research and development expenses	$6,243	$5,753

Research and development expenses were $6.2 million for the three months ended June 30, 2014, compared to $5.8 million for the three months ended June 30, 2013, an increase of $0.5 million. Direct research and development expenses increased by $1.1 million, primarily due to increased expenses in CTP-354 as a result of expenses associated with Phase 1 clinical trials incurred during the three months ended June 30, 2014. The increase of $0.3 million in CTP-730 expenses was primarily attributable to certain pre-clinical expenses incurred during the three months ended June 30, 2014. These increases were partially offset by a $0.6 million decrease in CTP-499 expense due to the completion of dosing for the second part of our Phase 2 clinical trial in December 2013, partially offset by costs associated with our ongoing open-label extension study incurred during the three months ended June 30, 2014. The decrease of $0.7 million in employee and contractor-related expenses was primarily attributable to bonuses earned during the three months ended June 30, 2013.

General and administrative expenses

General and administrative expenses were $2.7 million for the three months ended June 30, 2014, compared to general and administrative expenses of $2.3 million for the three months ended June 30, 2013. The increase was primarily due to a $0.2 million increase in compensation expense, a $0.2 million increase in professional fees and a $0.1 million increase as a result of directors and officers insurance expenses. These increased expenses incurred during the three months ended June 30, 2014 were primarily the result of becoming a public company.

We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. We anticipate that these increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Interest and other expense

Interest and other expense was an expense of $0.3 million for the three months ended June 30, 2014, compared to an expense of $0.7 million for the three months ended June 30, 2013. The decrease was attributable in part to a decrease of $0.2 million in expense recognized in connection with the re-measurement of the fair value of the redeemable convertible preferred stock warrant that we issued to Hercules in connection with draws under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods. In addition, interest expense associated with our debt facility with Hercules decreased by $0.2 million for the three months ended June 30, 2014 compared to the prior year period due to a lower principal balance outstanding.

Comparison of the six months ended June 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013, together with the changes in those items in dollars.

	Six months ended June 30,		Increase (Decrease)
(in thousands)	2014	2013
Revenue:
License and research and development revenue	$2,848	$21,314	$(18,466)
Milestone revenue	—	2,000	(2,000)

Total revenue	2,848	23,314	(20,466)
Operating expenses:
Research and development	11,837	10,792	1,045
General and administrative	5,256	4,237	1,019

Total operating expenses	17,093	15,029	2,064

Income (Loss) from operations	(14,245)	8,285	(22,530)
Investment income	20	14	6
Interest and other expense	(715)	(1,313)	598

Net income (loss)	$(14,940)	$6,986	$(21,926)

Revenue

Revenue was $2.8 million for the six months ended June 30, 2014, compared to $23.3 million for the six months ended June 30, 2013, a decrease of $20.5 million. The decrease in revenue was primarily due to license revenue recognized during the three months ended June 30, 2013 of $17.0 million in connection with the initial license deliverable under our collaboration agreement with Celgene. Additionally, revenue recognized under our Jazz Pharmaceuticals collaboration decreased by $3.1 million, primarily as a result of the license revenue of $3.7 million related to the license deliverable recognized during the six months ended June 30, 2013, and milestone revenue decreased by $2.0 million due to $2.0 million of milestone revenue recognized for the six months ended June 30, 2013 based on positive data from Avanir’s Phase 1 clinical trial of AVP-786. These decreases were partially offset by an increase of $1.7 million of revenue recognized under our Celgene agreement for services performed during the six months ended June 30, 2014.

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the six months ended June 30, 2014 and 2013, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investment in the program during these periods.

	Six months ended June 30,
(in thousands)	2014	2013
Direct research and development expenses:
CTP-354	$2,668	$241
CTP-499	927	2,465
CTP-730	723	113
JZP-386	292	33

Total direct research and development expenses	4,610	2,852

Employee and contractor-related expenses	4,875	5,644
Platform-related lab expenses	791	705
Facility expenses	1,374	1,360
Other expenses	187	231

Personnel and other expenses	7,227	7,940

Total research and development expenses	$11,837	$10,792

Research and development expenses were $11.8 million for the six months ended June 30, 2014, compared to $10.8 million for the six months ended June 30, 2013, an increase of $1.0 million. The increase was primarily due to a $2.4 million increase in CTP-354 expenses due to the conduct of Phase 1 clinical trials during the six months ended June 30, 2014. The increase of $0.6 million in CTP-730 expenses was primarily attributable to certain pre-clinical expenses incurred during the six months ended June 30, 2014. These increases were partially offset by a $1.5 million decrease in CTP-499 expense due to the completion of dosing for the second part of our Phase 2 clinical trial in December 2013. The decrease of $0.8 million in employee and contractor-related expenses was primarily attributable to bonuses earned during the six months ended June 30, 2013.

General and administrative expenses

General and administrative expenses were $5.3 million for the six months ended June 30, 2014, compared to general and administrative expenses of $4.2 million for the six months ended June 30, 2013. The increase was primarily due to a $0.5 million increase in compensation expense and $0.5 million of expenses incurred in connection with our becoming a public company, including directors and officers insurance and professional fees.

We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. We anticipate that these increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Interest and other expense

Interest and other expense was an expense of $0.7 million for the six months ended June 30, 2014, compared to an expense of $1.3 million for the six months ended June 30, 2013. The decrease was attributable in part to a decrease of $0.3 million in expense recognized in connection with the re-measurement of the fair value of the redeemable convertible preferred stock warrant that we issued to Hercules in connection with draws under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods. In addition, interest expense associated with our debt facility with Hercules decreased by $0.3 million for the six months ended June 30, 2014 compared to the prior year period due to a lower principal balance outstanding.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of June 30, 2014, we had an accumulated deficit of $128.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.

We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations. As of June 30, 2014 we had cash and cash equivalents and investments of $98.3 million.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(15,210)	$26,701
Investing activities	(57,907)	14,990
Financing activities	81,395	(1,367)

Net increase in cash and cash equivalents	$8,278	$40,324

Operating activities. Net cash used in operating activities was $15.2 million during the six months ended June 30, 2014 compared to net cash provided by operating activities of $26.7 million during the six months ended June 30, 2013. The increase in cash used in operating activities was primarily due to receipt of non-refundable upfront payments of $35.0 million and $4.0 related to our collaborations with Celgene and Jazz Pharmaceuticals, respectively, in the six months ended June 30, 2013.

Investing activities. Net cash provided by (used in) investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in investing activities for the six months ended June 30, 2014 was $57.9 million compared to net cash provided by investing activities of $15.0 million for the six months ended June 30, 2013. The increase in net cash used in investing activities was primarily due to an increase in purchases of investments of $70.3 million related to the investment of our IPO proceeds and a decrease in maturities of investments of $2.6 million.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2014 was $81.4 million compared to net cash used in financing activities of $1.4 million for the six months ended June 30, 2013. The increase in net cash provided by financing activities was primarily due to the receipt of IPO proceeds (net of underwriting discounts and commissions but prior to deducting other transaction expenses) of $86.6 million during the six months ended June 30, 2014, partially offset by an increase in principal payments under our debt facility with Hercules of $2.7 million as compared to the prior year and $1.4 million in costs incurred related to our IPO during the six months ended June 30, 2014.

Credit Facilities

In December 2011, we executed a Loan and Security Agreement with Hercules, which provided for up to $20.0 million in funding, to be made available in two tranches. We borrowed the first tranche of $7.5 million in December 2011 and the second tranche of $12.5 million in March 2012. As of June 30, 2014, an aggregate of $11.2 million of principal and accrued interest remained outstanding under the Loan and Security Agreement.

Each advance under the Loan and Security Agreement bears interest at a variable rate equal to the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however that the per annum rate of interest rate shall not exceed 11%. We were required to pay interest only on the indebtedness through April 30, 2013. We are now repaying our remaining indebtedness under the Loan and Security Agreement in 16 equal monthly payments of principal and interest of $0.7 million through October 1, 2015.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of June 30, 2014, will enable us to fund our operating expenses, debt service and capital expenditure requirements into the first half of 2016, without giving effect to potential milestone payments that we may receive under existing collaboration agreements. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual obligations

On August 6, 2014, we entered into an amendment of lease (the Amendment) with 128 Spring Street Lexington LLC (the Landlord) amending our existing 2008 Lease Agreement with One Ledgemont LLC (predecessor in interest to the Landlord) for our headquarters in Lexington, Massachusetts. Under the terms of the Amendment, the lease for the existing office and laboratory space of approximately 45,000 square feet will be extended for three years, beginning October 1, 2015. The Amendment also provides for an expansion of the existing premises by approximately 5,000 square feet. The term of this additional space, which is expected to begin October 23, 2014, will expire September 30, 2018. A tenant improvement allowance of $0.4 million will be provided by the Landlord under the Amendment for general improvements. The Amendment also provides for the waiver of the remaining monthly payments due under our outstanding leasehold improvement loan, totaling $0.5 million as of September 30, 2014 and a reduction in the letter of credit we delivered under the lease from $0.7 million to $0.4 million. Waiver of the leasehold improvement loan will occur on a monthly basis from October 1, 2014 through September 30, 2015. Base rent for the years ending September 30, 2015, 2016, 2017 and 2018 is $1.5 million, $1.5 million, $1.6 million and $1.6 million, respectively.

Other than the amendment to our operating lease described above, there were no other material changes to our contractual obligations and commitments during the six months ended June 30, 2014, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We had cash and cash equivalents and investments of $98.3 million as of June 30, 2014 and $32.7 million as of December 31, 2013, in each case primarily money market mutual funds and available-for-sale securities consisting of U.S. government-backed and agency securities. The increase in cash and cash equivalents and investments during the six months ended June 30, 2014 was primarily the result of our receipt of IPO proceeds of $86.6 million (net of underwriting discount and commissions but prior to deducting other transaction expenses) in February 2014. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

We had outstanding borrowings under our debt facility with Hercules of $11.2 million as of June 30, 2014 and $15.1 million as of December 31, 2013. Interest is payable at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. As a result of the 11% maximum annual interest rate and interest rate protection until prime exceeds 5.25%, we have limited exposure to changes in interest rates on borrowings under this facility. An immediate 10% change in the prime rate as of June 30, 2014 would have no effect on the amount of our required interest payments under the debt facility over the next twelve-month period.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2014 or 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred significant annual net operating losses in every year since our inception. Our net loss was $8.0 million and $14.9 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, we had an accumulated deficit of $128.6 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

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

We plan to use our current cash and cash equivalents and investments, primarily to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance the development of CTP-354 and our other product candidates. In addition, while we may seek one or more collaborators for future development of CTP-499 and expect that we would need to conduct any large Phase 3 clinical trial of CTP-499 in diabetic nephropathy in collaboration with one or more partners, we may not be able to enter into a collaboration for CTP-499 on suitable terms or at all. In any event, our existing cash and cash equivalents and investments, will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, and our pledge to Hercules of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Hercules with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe our existing cash and cash equivalents and investments as of June 30, 2014 will enable us to fund our operating expenses, debt service and capital expenditure requirements into the first half of 2016, without giving effect to potential milestone payments that we may receive under existing collaboration agreements. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of June 30, 2014, we had $11.2 million of outstanding borrowings under our loan and security agreement with Hercules, which we are required to repay in monthly installments through October 2015. We could in the future incur additional indebtedness beyond our borrowings from Hercules.

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

We are particularly dependent on the success of our product candidate CTP-354, and our ability to develop, obtain marketing approval for and successfully commercialize CTP-354. If we are unable to develop, obtain marketing approval for or successfully commercialize CTP-354, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale. We are investing a significant portion of our efforts and financial resources in the development of CTP-354 for the treatment of spasticity. Our prospects are substantially dependent on our ability, or that of any future partner, to develop, to obtain marketing approval for and successfully commercialize CTP-354.

The success of CTP-354 will depend on several factors, including the following:

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators for CTP-354, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of CTP-354 in sufficient quantities to support clinical trials and potential future commercialization;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	launch of commercial sales if and when approved;

•	a continued acceptable safety profile of CTP-354 following any marketing approval;

•	commercial acceptance, if and when approved, by patients, the medical community and third party payors; and

•	competition with other therapies, including baclofen, tizanidine, benzodiazepines and injected botulinum toxin.

If we are unable to develop, receive marketing approval for, or successfully commercialize CTP-354, or experience delays as a result of any of these factors or otherwise, our business could be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the Food and Drug Administration, or FDA, or any comparable foreign regulatory authority that a drug product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials.

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

While we believe that our DCE Platform may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development, we may not be able to realize the advantages that we expect. In addition, while a key element of our drug discovery and development strategy involves utilizing existing information regarding non-deuterated compounds to assist the discovery and development of deuterated analogs of those compounds, not all of the product candidates that we develop are based on drugs or drug candidates that progressed into advanced clinical development. Particularly in these situations, existing information regarding the corresponding non-deuterated compound may not be sufficient to mitigate drug development risks. For example, we have pursued clinical development of CTP-499 for the potential treatment of diabetic nephropathy. CTP-499 is a deuterated analog of a metabolite of a drug that was not approved for this indication. CTP-499 failed to achieve statistical significance in the primary efficacy endpoint of urinary albumin to creatinine ratio at 24 weeks for a Phase 2 clinical trial. CTP-354 is subject to development risks normally inherent in clinical development because no corresponding non-deuterated compound has been clinically evaluated. While the non-deuterated analog of CTP-354 has been reported to activate the 2, 3 and 5 GABAA receptors, which are associated with anti-spasticity, muscle relaxation, anti-anxiety, anti-seizure and, potentially, anti-pain activities, with approximately 40% of the in vitro activity of a benzodiazepine, we do not know if the pharmacological profile of CTP-354 will be clinically effective for treating spasticity at doses of CTP-354 that are well tolerated.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although Phase 1 clinical trials of CTP-499 supported advancement into Phase 2 clinical trials, CTP-499 failed to achieve statistical significance in the primary efficacy endpoint of urinary albumin to creatinine ratio at 24 weeks in the Phase 2 clinical trial. However, based on our end-of-Phase 2 meeting with the FDA in July 2014, we believe that a time-to-event analysis of the composite of increases in serum creatinine (greater than or equal to 50%) and incidence of end stage renal disease, in each case versus placebo-treated patients, could become the primary efficacy endpoint required by the FDA for Phase 3 clinical development of CTP-499 for the treatment of diabetic nephropathy. While the CTP-499 results with respect to serum creatinine increases, along with other data including fibrotic biomarkers, were encouraging at 48 weeks, the data was collected from a smaller number of patients and over a shorter duration than would be required for a Phase 3 clinical trial and these results may not be indicative of the results that we may achieve in Phase 3 clinical trials. While the FDA has indicated general agreement with our Phase 3 development plan, we and a collaborator may be required to conduct Phase 3 trials that are longer or require more patients than we currently anticipate.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For example, while we are conducting a Phase 1 clinical program to evaluate the safety and tolerability of CTP-354 in healthy volunteers, we have not yet evaluated the safety or efficacy of CTP-354 administered in the intended patient population, which will be required for FDA approval. Any Phase 2, Phase 3 or other clinical trials that we, or our collaborators, may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates.

If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We, and our collaborators, are not permitted to commercialize market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Comparable foreign regulatory authorities, such as the European Medicines Agency, or EMA, impose similar restrictions. We, and our collaborators, may never receive such approvals. We, and our collaborators, must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we, or they, will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We, and our collaborators, have not previously submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates.

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

We, or our collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

Serious adverse events or undesirable side effects or other unexpected properties of any of our product candidates, including those that we have licensed to collaborators, may be identified during development that could delay or prevent the product candidate’s marketing approval.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, one of our collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. A dose of a deuterated compound could, in comparison to an equal dose of the corresponding non-deuterated compound, result in increased exposure levels, distribution and half-life in the body and alter the levels of particular metabolites that are present in the body. These changes may cause serious adverse events or undesirable side effects that we or our collaborators did not anticipate, whether based on the characteristics of the corresponding non-deuterated compound or otherwise. If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we, or our collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

For CTP-354, we are seeking to achieve GABAA receptor occupancy levels that are well above those attained by other GABA A modulators, such as benzodiazepines, and we do not know if unacceptable sedative effects or other adverse effects may be associated with such high GABAA receptor occupancy. In our clinical trials of CTP-354, moderate adverse events have been reported including dizziness, somnolence, ataxia and nausea at the highest single doses. Additional or more serious adverse events, undesirable side effects or other unexpected properties of CTP-354 or any of our other product candidates could arise or become known either during further clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, clinical trials for our product candidates could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us or our collaborators to cease further development, require us to conduct additional clinical trials or other tests or studies or deny approval of the applicable product candidate.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

We have never commercialized a product. Even if one of our product candidates, including those licensed to our collaborators, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, including those licensed to our collaborators, if approved for commercial sale, will depend on a number of factors, including:

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

The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to CTP-354 and any other of our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of spasticity, diabetic nephropathy, neurologic disorders, and inflammation, the indications for that are currently being targeted in our development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

We are initially developing CTP-354 for the treatment of spasticity in spinal cord injury and multiple sclerosis. Current first-line treatment for spasticity includes oral and local agents and physical and occupational therapy. Four oral drugs have been approved in the United States for the treatment of spasticity: baclofen (Lioresal®), tizanidine (Zanaflex®), diazepam (Valium) and dantrolene (Dantrium®), each of which is available on a generic basis. Spasticity is also treated through localized injections of botulinum toxin. In addition, there are several potentially competitive product candidates in Phase 3 clinical development being pursued by pharmaceutical and biotechnology companies, including GW Pharmaceuticals plc and Osmotica Pharmaceuticals Corp.

We are developing CTP-499 for the treatment of diabetic nephropathy. The current standard of care in this indication is angiotensin modulation, which is treatment with an angiotensin converting enzyme inhibitor, which we refer to as an ACEi, or an angiotensin receptor blocker, which we refer to as an ARB. Both of these types of drugs are available on a generic basis. We are developing CTP-499 for administration in combination with these drugs. These drugs are well established therapies that are widely accepted by physicians, patients and third party payors. Physicians, patients and third party payors may not accept the addition of CTP-499 to their current treatment regimens for a variety of potential reasons, including a desire not to incur the additional cost of CTP-499 or a perception that the addition of CTP-499 would be poorly tolerated or of limited benefit. If CTP-499 receives marketing approval, it may also face competition from a number of product candidates that are currently in clinical development including potentially competitive product candidates in Phase 3 clinical development being pursued by AbbVie Inc., Janssen Research & Development LLC and NephroGenex, Inc.

Avanir has reported that it plans to develop AVP-786 for the treatment of neurologic and psychiatric disorders. There are a number of marketed drugs and product candidates in clinical development for these indications.

JZP-386 is in preclinical development for the treatment of narcolepsy, with a potential advantage over sodium oxybate, the current standard of care, of being able to be administered in a single dose before bedtime rather than in two nighttime doses. Flamel Technologies is currently developing a narcolepsy therapy involving once nightly dosing of sodium oxybate.

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

Our ability, and the ability of our collaborators, to commercialize any of our product candidates will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or our collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

The process of obtaining the quotas needed to conduct the planned clinical trials of JZP-386 may involve lengthy legal and other efforts and we or Jazz Pharmaceuticals, or suppliers or manufacturers for us or Jazz Pharmaceuticals, may not be able to obtain sufficient quotas from the DEA. If we or Jazz Pharmaceuticals, or suppliers or manufacturers for us or Jazz Pharmaceuticals, cannot obtain the quotas that are needed on a timely basis, or at all, we and Jazz Pharmaceuticals may not be able to conduct, on a timely basis or at all, the clinical trials of JZP-386 that are planned, and our business, financial condition, results of operations and growth prospects could be adversely affected.

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

We have entered into collaborations with Celgene, Avanir and Jazz Pharmaceuticals for the development and commercialization of certain of our product candidates and expect to enter into additional collaborations in the future, which may include one or more collaborations for CTP-499. We have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

We expect to seek to establish additional collaborations, including for future development and commercialization of CTP-499 in diabetic nephropathy. If we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek one or more collaborators for the development and commercialization of one or more of our product candidates. For example, conducting pivotal Phase 3 clinical trials of CTP-499 in patients with diabetic nephropathy will likely involve significant cost and we expect that we would conduct any large Phase 3 clinical trial of CTP-499 in diabetic nephropathy in collaboration with one or more partners. A key element of our business strategy is the development of deuterated product candidates based on approved drugs, advanced clinical candidates or previously studied compounds. Our likely collaborators for these product candidates in many cases will include the pharmaceutical companies that developed the corresponding non-deuterated compounds. In addition, likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from its corresponding non-deuterated analog, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such collaboration could be more attractive than the one with us for our product candidate.

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

We may not be able to negotiate collaborations for our product candidates, including CTP-499, on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In cases where we seek a collaborator for a product compound that is a deuterated analog of a compound that has been previously developed, failure to enter into a collaboration with the developer of the corresponding non-deuterated compound may result in a loss of the potential to obtain clearance from the FDA to follow expedited development programs that reference and rely on findings previously obtained from the developer’s prior preclinical or clinical studies of the corresponding non-deuterated compound.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business. The patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Neither deuterium itself, nor the general concept of selective substitution of deuterium for hydrogen in existing compounds, are patentable; therefore we usually seek patents on a compound-by-compound basis or on a relatively narrow genus of compounds. We are not guaranteed that patents will issue protecting any particular deuterated compound for which we seek patent protection.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our DCE Platform without infringing the intellectual property and other proprietary rights of third parties. Numerous third party U.S. and non-U.S. issued patents and pending applications exist for compounds and methods of use for the treatment of spasticity, kidney disease, neurologic disorders, cancer and inflammation, the key indications for our development programs. In addition, some of the non-deuterated compounds on which our product candidates are, or future product candidates may be, based are covered by issued patents or patent applications, the holders of which may attempt to assert claims against us. To date, we are not aware of any judicial decision holding that a patent that covers a non-deuterated compound should be construed to also cover deuterated analogs thereof, absent specific claims with respect to the deuterated analogs. Any such judicial decision, or legal proceedings asserting such claims, could increase the likelihood of potential infringement claims being asserted against us. If any third party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	the timing and results of clinical trials of any of our product candidates, including CTP-354;

•	commencement or termination of collaborations for our development programs;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

All lock-up agreements entered into in connection with our initial public offering expired on August 11, 2014. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours.

In addition, as of July 31, 2014, there were 2,841,198 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of July 31, 2014, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of July 31, 2014, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing approximately 50.1% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We effected the initial public offering, or IPO, of our common stock through a Registration Statement on Form S-1 (File No. 333-193335) that was declared effective by the Securities and Exchange Commission, or the SEC, on February 12, 2014, and a registration statement on Form S-1 (File No. 333-193920) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, that became effective on February 12, 2014. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $83.1 million.

As of July 31, 2014, we estimate that we have used approximately $21.0 million of the net proceeds primarily to fund the development of CTP-354, to advance and expand the research and preclinical development of additional product candidates and for working capital, capital expenditures and other general corporate purposes. None of the net proceeds were paid directly or indirectly to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliate of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We have invested the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 5.	Other Information.

Amendment of Lease

On August 6, 2014, we entered into an amendment of lease (the Amendment) with 128 Spring Street Lexington LLC (the Landlord) amending our existing 2008 Lease Agreement with One Ledgemont LLC (predecessor in interest to the Landlord) for our headquarters in Lexington, Massachusetts. Under the terms of the Amendment, the lease for the existing office and laboratory space of approximately 45,000 square feet will be extended for three years, beginning October 1, 2015. The Amendment also provides for an expansion of the existing premises by approximately 5,000 square feet. The term of this additional space, which is expected to begin October 23, 2014, will expire September 30, 2018. A tenant improvement allowance of $0.4 million will be provided by the Landlord under the Amendment for general improvements. The Amendment also provides for the waiver of the remaining monthly payments due under our outstanding leasehold improvement loan, totaling $0.5 million as of September 30, 2014 and a reduction in the letter of credit we delivered under the lease from $0.7 million to $0.4 million. Waiver of the leasehold improvement loan will occur on a monthly basis from October 1, 2014 through September 30, 2015. Base rent for the years ending September 30, 2015, 2016, 2017 and 2018 is $1.5 million, $1.5 million, $1.6 million and $1.6 million, respectively.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date: August 12, 2014	By:	/s/ Ryan Daws

Ryan Daws
Chief Financial Officer

Exhibit Index

Exhibit number	Description

10.1	Amended and Restated Employment Agreement, dated as of June 13, 2014, by and between the registrant and Roger D. Tung (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36310) filed with the SEC on June 16, 2014)

10.2	Amended and Restated Employment Agreement, dated as of June 13, 2014, by and between the registrant and Nancy Stuart (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36310) filed with the SEC on June 16, 2014)

10.3	Amended and Restated Employment Agreement, dated as of June 13, 2014, by and between the registrant and Ian Robert Silverman (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36310) filed with the SEC on June 16, 2014)

10.4*	Amendment of Lease, dated as of August 6, 2014, by and between the registrant and 128 Spring Street Lexington, LLC

10.5*	Second Amendment of Loan and Security Agreement, dated as of August 11, 2014, by and between the registrant and Hercules Technology Growth Capital, Inc.

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.