Form 10-Q
period 2014-09-30
CONCERT PHARMACEUTICALS, INC.
filed 2014-11-12
CIK 1367920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 6, 2014: 18,186,339

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$23,436	$9,638
Investments, available for sale	66,484	23,039
Interest receivable	291	92
Accounts receivable	1,245	170
Prepaid expenses and other current assets	1,846	1,106

Total current assets	93,302	34,045
Property and equipment, net	1,975	2,473
Restricted cash	400	706
Other assets	59	2,549

Total assets	$95,736	$39,773

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,453	$971
Accrued expenses and other liabilities	4,315	2,475
Deferred revenue, current portion	6,262	4,321
Leasehold improvement loan, current portion	—	332
Loan payable, net of discount	8,345	7,818

Total current liabilities	20,375	15,917
Deferred revenue, net of current portion	10,632	15,310
Leasehold improvement loan, net of current portion	—	249
Deferred lease incentive, net of current portion	692	385
Deferred rent, net of current portion	260	208
Warrant to purchase redeemable securities	—	463
Loan payable, net of current portion and discount	775	7,101

Total liabilities	32,734	39,633
Commitments
Redeemable convertible preferred stock; $0.001 par value per share; 0 and 62,916,667 shares (Series A, B, C, D) authorized, 0 and 56,047,067 shares issued and outstanding in 2014 and 2013, respectively	—	112,244
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding in 2014	—	—
Common stock, $0.001 par value per share; 100,000,000 and 83,716,667 shares authorized, 18,186,339 and 1,298,300 shares issued and outstanding in 2014 and 2013, respectively	18	1
Additional paid-in capital	199,378	1,528
Accumulated other comprehensive income	15	4
Accumulated deficit	(136,409)	(113,637)

Total stockholders’ equity (deficit)	63,002	(112,104)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$95,736	$39,773

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
License and research and development revenue	$2,418	$681	$5,266	$21,995
Milestone revenue	2,000	—	2,000	2,000

Total revenue	4,418	681	7,266	23,995

Operating expenses:
Research and development	8,569	5,668	20,406	16,460
General and administrative	3,457	2,129	8,713	6,366

Total operating expenses	12,026	7,797	29,119	22,826

(Loss) income from operations	(7,608)	(7,116)	(21,853)	1,169
Investment income	15	3	35	17
Interest and other expense	(239)	(14)	(954)	(1,327)

Net loss	$(7,832)	$(7,127)	$(22,772)	$(141)

Other comprehensive income:
Unrealized gain on investments	4	7	11	3

Comprehensive loss	$(7,828)	$(7,120)	$(22,761)	$(138)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(7,832)	$(7,127)	$(22,772)	$(141)
Accretion on redeemable convertible preferred stock	—	(100)	(55)	(296)

Net loss applicable to common stockholders—basic and diluted	$(7,832)	$(7,227)	$(22,827)	$(437)

Net loss per share applicable to common stockholders—basic and diluted	$(0.43)	$(5.59)	$(1.52)	$(0.34)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	18,098	1,293	15,046	1,291

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(22,772)	$(141)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	982	1,006
Stock-based compensation expense	1,091	793
Accretion of premiums and discounts on investments	609	223
Amortization of discount on loan payable	72	73
Amortization of deferred financing costs	28	28
Re-measurement of warrant to purchase redeemable securities	117	30
Amortization of deferred lease incentive	(324)	(385)
Changes in operating assets and liabilities:
Accounts receivable	(1,075)	(151)
Interest receivable	(199)	(12)
Prepaid expenses and other current assets	(768)	(156)
Restricted cash	306	—
Other assets	73	(1,103)
Accounts payable	861	130
Accrued expenses and other liabilities	2,081	631
Deferred rent	(115)	(123)
Deferred revenue	(2,737)	17,797

Net cash (used in) provided by operating activities	(21,770)	18,640
Investing activities
Purchases of property and equipment	(244)	(143)
Purchases of investments	(77,188)	(28,653)
Maturities of investments	33,145	24,540

Net cash used in investing activities	(44,287)	(4,256)
Financing activities
Principal payments on loan payable	(5,871)	(3,033)
Repayment of leasehold improvement loan	(249)	(249)
Proceeds from initial public offering, net of underwriting discounts and commissions	86,579	—
Proceeds from issuance of common stock	832	20
Payment of initial public offering costs	(1,436)	—

Net cash provided by (used in) financing activities	79,855	(3,262)

Net increase in cash and cash equivalents	13,798	11,122
Cash and cash equivalents at beginning of period	9,638	7,490

Cash and cash equivalents at end of period	$23,436	$18,612

Supplemental cash flow information:
Cash paid for interest	$809	$1,250
Initial public offering costs incurred but unpaid at period end	$—	$293

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business

Concert Pharmaceuticals, Inc., or Concert or the Company, was incorporated on April 12, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that applies its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach starts with approved drugs, advanced clinical candidates or previously studied compounds that the Company believes can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties and thereby enhance clinical safety, tolerability or efficacy. The Company believes this approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug development. The Company’s pipeline includes five clinical-stage candidates and a number of preclinical compounds that it is actively assessing.

In the first quarter of 2014, the Company closed its initial public offering, or IPO, in which the Company sold 6,649,690 shares of common stock, including shares sold under the underwriters’ over-allotment option, at a price to the public of $14.00 per share. The Company’s net proceeds from the IPO were $83.1 million after deducting underwriting discounts and offering expenses. In preparation for the IPO, the Company’s Board of Directors and stockholders approved a one-for-5.65 reverse stock split of the Company’s common stock that was effected on January 29, 2014. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In conjunction with the IPO, all outstanding shares of the Company’s preferred stock automatically converted into 9,919,821 shares of common stock and the outstanding warrant to purchase 400,000 shares of Series C redeemable convertible preferred stock converted into a warrant to purchase 70,796 shares of common stock at an exercise price of $14.13 per share. As of September 30, 2014, there were 18,186,339 common shares outstanding. The significant increase in shares outstanding in the first quarter of 2014 is expected to impact the year-over-year comparability of the Company’s net (loss) earnings per share calculations until the first quarter of 2015.

Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

The unaudited condensed consolidated financial statements include the accounts of Concert and its subsidiary. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2014 and 2013 are referred to as the third quarter of 2014 and 2013, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company’s fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017. The Company is still evaluating the impact of this ASU on its financial statement disclosures.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis (principally cash equivalents, investments and the preferred stock warrant liability) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described below. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s investments in money market funds, U.S. treasury obligations and government agency securities have been classified as Level 1 because their fair values are based on quoted market prices. The preferred stock warrant liability was classified as Level 3 because certain inputs to the valuation of the warrant are based on unobservable inputs.

As of September 30, 2014 and December 31, 2013, the Company’s financial assets recognized at fair value consisted of the following:

	Level 1	Level 2	Level 3	Total
September 30, 2014
Money market funds, included in cash equivalents	$20,292	$—	$—	$20,292
Investments, available for sale:
Government agency securities	54,390	—	—	54,390
U.S. Treasury obligations	12,094	—	—	12,094

Total	$86,776	$—	$—	$86,776

	Level 1	Level 2	Level 3	Total
December 31, 2013
Money market funds, included in cash equivalents	$7,450	$—	$—	$7,450
Investments, available for sale:
Government agency securities	22,539	—	—	22,539
U.S. Treasury obligations	500	—	—	500

Total	$30,489	$—	$—	$30,489

The fair value of the preferred stock warrant liability was determined based on Level 3 inputs utilizing the Black-Scholes option pricing model. On February 19, 2014, upon completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant as of February 19, 2014 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the nine months ended September 30, 2014:

Balance
Fair value at December 31, 2013	$463
Increase in fair value recognized in net loss	117
Reclassification to additional paid-in capital in connection with IPO	(580)

Fair value at September 30, 2014	$—

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

Cash, cash equivalents and investments, available for sale included the following at September 30, 2014 and December 31, 2013:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses		Fair value
September 30, 2014
Cash		$3,144	$—		$—	$3,144
Money market funds		20,292	—		—	20,292

Cash and cash equivalents		$23,436	$—		$—	$23,436

U.S. Treasury obligations	411 days	$12,091	$3	$		$12,094
Government agency securities	376 days	54,378	13		(1)	54,390

Investments		$66,469	$16		$(1)	$66,484

	Average maturity	Amortized cost	Unrealized gains		Unrealized losses	Fair value
December 31, 2013
Cash		$2,188		$—	$—	$2,188
Money market funds		7,450		—	—	7,450

Cash and cash equivalents		$9,638		$—	$—	$9,638

U.S. Treasury obligations	301 days	$500	$		$—	$500
Government agency securities	324 days	22,535		4	—	22,539

Investments		$23,035		$4	$—	$23,039

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

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Accrued professional fees and other	$1,014	$569
Employee compensation and benefits	1,337	290
Research and development expenses	1,673	860
Deferred lease incentive, current portion	215	513
Deferred rent, current portion	76	243

	$4,315	$2,475

6. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three or nine months ended September 30, 2014 and 2013. Due to the uncertainty surrounding the realization of its favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

7. Collaborations

Celgene

In April 2013, the Company entered into a master development and license agreement, or the Celgene Agreement, with Celgene Corporation and Celgene International Sàrl, referred to together as Celgene, which is primarily focused on the research, development and commercialization of deuterated compounds that are deuterated analogs of certain non-deuterated compounds targeting cancer or inflammation. The collaboration is initially focused on one compound in the initial program, CTP-730 targeting inflammatory disease, but has the potential to encompass up to four programs.

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

The Company is responsible, at its own expense, for conducting research and early development activities for CTP-730, the initial program, pursuant to mutually agreed-upon development plans. This includes the completion of single and multiple ascending dose Phase 1 clinical trials and any mutually agreed upon additional Phase 1 clinical trials, as set forth in the development plan and approved by the joint steering committee, or JSC, for the collaboration.

Under the terms of the Celgene Agreement, the Company received a $35.0 million non-refundable, upfront payment from Celgene. In addition, for products within the initial program, the Company is eligible to earn up to $23.0 million in development milestone payments, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments. The next milestone payment the Company may be entitled to receive under the initial program is $8.0 million related to the completion of Phase 1 clinical trials of CTP-730. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee of $30.0 million and will also be eligible to receive up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for such program. With respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in sales-based milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in sales-based milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.

In addition, with respect to each program, Celgene is required to pay the Company royalties on worldwide net sales of each licensed product at defined percentages ranging from the mid-single digits to low double digits below 20%. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage, expiration of regulatory exclusivity or 10 years following commercial launch. The royalty rate is reduced on a country-by-country basis during any period within the royalty term when there is no patent claim or regulatory exclusivity covering the licensed product in the particular country.

The Company’s arrangement with Celgene contains the following deliverables: (i) an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of a selected compound related to the initial program, or the License Deliverable, (ii) obligations to perform research and development services associated with the initial program, or the R&D Services Deliverable, (iii) obligation to supply preclinical and clinical trial material related to the initial program, or the Supply Deliverable, (iv) participation on the JSC during the term of the initial program, or the JSC Deliverable, (v) significant and incremental discount related to the first additional license program for which the non-deuterated compound has been selected, or the First Discount Deliverable and (vi) significant and incremental discount related to the second additional license program for which the non-deuterated compound has been selected, or the Second Discount Deliverable.

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

During the three and nine months ended September 30, 2014, the Company recognized revenue of $0.4 million and $1.1 million for the R&D Services Deliverable and $0.4 million and $1.6 million for the Supply Deliverable, respectively. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statement of operations and comprehensive loss.

During the three and nine months ended September 30, 2013, the Company recognized revenue of $0.2 million and $0.2 million for the R&D Services Deliverable and $0.1 million and $0.2 million for the Supply Deliverable, respectively.

As of September 30, 2014, there was $14.0 million of deferred revenue related to the Company’s collaboration with Celgene, $6.2 million of which was classified as current and $7.8 million of which was classified as noncurrent, in the accompanying condensed consolidated balance sheet.

Jazz Pharmaceuticals

In February 2013, the Company signed a development and license agreement, or the Jazz Pharmaceuticals Agreement, with Jazz Pharmaceuticals, Inc., or Jazz Pharmaceuticals, that provides Jazz Pharmaceuticals worldwide rights to develop and commercialize the Company’s deuterated sodium oxybate (D-SXB) compounds. Jazz Pharmaceuticals and the Company are currently focusing on one analog, designated as JZP-386. Jazz Pharmaceuticals has principal responsibility for ongoing development activities. Pursuant to the terms of the Jazz Pharmaceuticals Agreement, Jazz Pharmaceuticals has the option to require the Company to provide development support services through a single Phase 1 clinical trial, and the Company will receive payment for development support services provided and will be reimbursed for all external costs related to the development support services including preclinical, manufacturing, regulatory and clinical costs through Phase 1 clinical testing.

Under the terms of the Jazz Pharmaceuticals Agreement, the Company received a $4.0 million non-refundable, upfront payment. In addition, the Company is eligible to earn up to $8.0 million in development milestone payments, up to $35.0 million in regulatory milestone payments and up to $70.0 million in sales-based milestone payments. The next milestone payment that the Company may be entitled to receive is $4.0 million related to the successful completion of a Phase 1 clinical trial or clinical advancement of JZP-386, a deuterated analog of sodium oxybate.

In addition, Jazz Pharmaceuticals is required to pay the Company royalties at defined percentages, ranging from the mid-single digits to low double digits below 20%, on a country-by-country and licensed product-by-licensed product basis, on net sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of the expiration of specified patent coverage or 10 years following commercial launch. The royalty rate is lowered on a country-by-country basis under certain circumstances as specified in the Jazz Pharmaceuticals Agreement.

The Company determined that there were three deliverables under the Jazz Pharmaceuticals Agreement: (i) an exclusive, royalty-bearing, sub-licensable worldwide license to develop and commercialize D-SXB compounds, or the License Deliverable, (ii) participation on a joint steering committee, or the JSC Deliverable, and (iii) a deliverable to direct external patent activities and bear a portion of the external patent fees, or the Patent Support Deliverable.

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

For the three and nine months ended September 30, 2014, the Company recognized revenue of $1.6 million and $2.4 million related to the performance of development support services, respectively.

For the nine months ended September 30, 2013, the Company recognized revenue of $3.7 million upon delivery of the License Deliverable. Additionally, for the three and nine months ended September 30, 2013, the Company recognized revenue of $0.3 million and $0.5 million related to the performance of development support services, respectively.

Avanir

In February 2012, the Company signed a license agreement, or the Avanir Agreement, with Avanir Pharmaceuticals, Inc., or Avanir, which provides Avanir with worldwide rights to develop and commercialize Concert’s deuterated dextromethorphan (D-DM). The Avanir Agreement includes the rights to multiple D-DM compounds. Avanir is initially focused on developing AVP-786, which is a combination of a D-DM analog and an ultra-low dose of quinidine, for the treatment of neurologic and psychiatric disorders. Avanir will have overall responsibility for research, development and commercialization of D-DM.

Under the terms of the Avanir Agreement, the Company received a $2.0 million non-refundable, upfront payment in March 2012, a $2.0 million development milestone payment in March 2013 based on positive data from Avanir’s Phase 1 clinical trial of AVP-786 and a $2.0 million development milestone payment in September 2014 related to the initiation of dosing in a Phase 2 clinical trial for AVP-786. In addition, the Company is eligible to earn up to an additional $2.0 million in development milestone payments on first dosing of a patient in a Phase 3 clinical trial, up to $37.0 million in regulatory and commercial launch milestone payments and up to $125.0 million in sales-based milestone payments. In addition, the Company is eligible to receive higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. However, Avanir is currently developing deuterated dextromethorphan only in combination with quinidine.

Avanir also is required to pay the Company royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on worldwide net sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of expiration of specified patent coverage or 10 years following commercial launch. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country.

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

During the three and nine months ended September 30, 2014, the Company recognized as revenue a $2.0 million milestone payment received from Avanir based on the initiation of dosing in a Phase 2 clinical trial of AVP-786. Since June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has continued to receive intellectual property cost reimbursements. The Company recognized $56 thousand and $0.1 million for the three and nine months ended September 30, 2014, respectively, for intellectual property cost reimbursements, the cost of which was recorded within general and administrative expense.

During the nine months ended September 30, 2013, the Company recognized as revenue a $2.0 million milestone payment received from Avanir based on positive data from Avanir’s Phase 1 clinical trial of AVP-786. The Company also recognized $26 thousand and $0.2 million for the three and nine months ended September 30, 2013, respectively, for intellectual property cost reimbursements.

GSK

In May 2009, the Company entered into a research and development collaboration and license agreement with Glaxo Group Limited, or GSK, to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499 and, ultimately, CTP-298, which was developed for the treatment of HIV. The agreement with GSK, as subsequently amended, expired in May 2012 after GSK opted out of further development under the agreement and made a $2.75 million payment to the Company. The rights to the product candidates developed under the agreement have reverted to the Company and it is free to pursue them without further obligation to GSK other than to repay GSK an amount of up to $2.75 million if the Company commercializes CTP-499 or if, prior to a specified date in 2018, the Company re-licenses or transfers rights to CTP-499 to a third party. The $2.75 million payment was classified as deferred revenue and will not be recognized as revenue until all repayment obligations lapse.

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

Total stock-based compensation expense related to all stock-based awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Research and development	$285	$150	$513	$452
General and administrative	301	82	578	341

Total stock-based compensation expense	$586	$232	$1,091	$793

Stock Options

The weighted-average fair value of options granted during the three and nine months ended September 30, 2014, based on fair values estimated as of the applicable grant dates using the Black-Scholes option pricing model, was $9.37 and $6.70 per option share, respectively. There were no options granted during the three months ended September 30, 2013. The weighted-average fair value of options granted during the nine months ended September 30, 2013, based on fair values estimated as of the applicable grant dates using the Black-Scholes option pricing model, was $1.84 per option share.

For the three and nine months ended September 30, 2014 and 2013, the fair values of options granted were estimated using the Black-Scholes option pricing model using the following range of assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	2.00%	—	1.88% - 2.02%	1.69%
Expected dividend yield	0.00%	—	0.00%	0.00%
Expected lives	6.0 years	—	6.0 years	6.0 years
Expected volatility	79.77%	—	68.95% - 83.26%	70.00%

For the three and nine months ended September 30, 2014 and September 30, 2013, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

During the nine months ended September 30, 2014, the total intrinsic value of stock options exercised was $2.0 million. The total grant date fair value of stock options that vested during the nine months ended September 30, 2014 and 2013 was $0.5 million and $0.6 million, respectively.

The following is a summary of stock option activity for the nine months ended September 30, 2014:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	1,952,578	$3.14
Granted	1,131,043	$9.61
Exercised	(318,529)	$2.61
Forfeited or expired	(44,723)	$4.28

Outstanding at September 30, 2014	2,720,369	$5.87	6.97	$18,592

Exercisable at September 30, 2014	1,462,263	$3.24	4.86	$13,705

Vested and expected to vest at September 30, 2014 (1)	2,615,359	$5.74	6.87	$18,212

(1)	This represents the number of vested stock option shares as of September 30, 2014, plus the number of unvested stock option shares that the Company estimated as of September 30, 2014 would vest, based on the unvested stock option shares at September 30, 2014 and an estimated forfeiture rate of 5%.

As of September 30, 2014, there was $7.6 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.3 years.

9. Loan Payable

On December 22, 2011, the Company entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. The Loan and Security Agreement provides for aggregate advances of up to $20 million in two tranches. Under the first tranche, the Company obtained an advance on December 22, 2011 totaling $7.5 million, or the December 2011 Advance. Under the second tranche, the Company obtained an advance on March 29, 2012 totaling $12.5 million, or the March 2012 Advance. The Company incurred $0.2 million in loan issuance costs paid directly to the lenders, which have been offset against the loan proceeds as a loan discount.

Each advance made under the Loan and Security Agreement bears interest at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. Through September 30, 2014, each of the December 2011 Advance and the March 2012 Advance had an interest rate of 8.5%. Interest-only payments were due monthly on the first day of each month beginning the month after the date of the respective advance until April 30, 2013. Thereafter the aggregate principal balance outstanding became payable in 30 equal monthly installments of principal and interest beginning May 1, 2013 and continuing through the maturity date of October 1, 2015.

The loan is collateralized by a blanket lien on all of the Company’s corporate assets, excluding intellectual property, and by a negative pledge on its intellectual property. The Loan and Security Agreement contains default provisions that include the occurrence of a material adverse effect, as defined therein, that would entitle the lender to declare all principal, interest and other amounts owed by the Company under the Loan and Security Agreement immediately due and payable. The Company does not believe that any events have occurred that could reasonably be deemed to have a material adverse effect. The Company does not have any financial covenants under the Loan and Security Agreement.

Future minimum payments, which include principal and interest due under the Loan and Security Agreement, are $2.2 million, in the aggregate, for the remainder of 2014 and $7.5 million, in the aggregate, for the year ending December 31, 2015.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) allocable to common stockholders by the weighted average number of common shares outstanding. During periods of income where participating securities are outstanding, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Prior to its automatic conversion into common stock upon the closing of the IPO, the Company’s redeemable convertible preferred stock was entitled to participate in any dividends declared by the Company and was therefore considered to constitute participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted earnings (loss) per share is computed after giving consideration to the dilutive effect of stock options and a warrant that are outstanding during the period, except where such securities would be anti-dilutive.

In the first quarter of 2014, the Company issued an additional 6,649,690 shares of common stock in connection with its IPO and 9,919,821 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock upon the closing of the IPO. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares outstanding for the three and nine months ended September 30, 2014 when compared to the prior year periods and is expected to continue to impact the year-over-year comparability of the Company’s earnings (loss) per share calculations until the first quarter of 2015.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of September 30,
	2014	2013
	(in thousands)
Redeemable convertible preferred stock	—	9,920
Warrant	71	71
Outstanding stock options	2,720	2,009

Total	2,791	12,000

11. Commitments

In August 2014, the Company entered into an amendment of lease for its headquarters in Lexington, Massachusetts, pursuant to which the Company will lease through September 30, 2018 the approximately 45,000 square feet of office and laboratory space that was covered by the lease prior to the amendment as well as an additional 5,000 square feet of office space. A tenant improvement allowance of $0.4 million will be provided by the landlord under the amendment for general improvements. The amendment also provides for the waiver of the remaining monthly payments due under the Company’s outstanding leasehold improvement loan, totaling $0.5 million as of September 30, 2014, and a reduction in the letter of credit the Company delivered under the lease from $0.7 million to $0.4 million. Waiver of the leasehold improvement loan will occur on a monthly basis from October 1, 2014 through September 30, 2015 and was considered to represent a lease incentive. Accordingly, the remaining principal balance of the leasehold improvement loan as of September 30, 2014 has been classified as a component deferred lease incentive in the accompanying condensed consolidated balance sheet and will be recognized over the remainder of the extended lease term.

Base rent for the twelve-month periods ending September 30, 2015, 2016, 2017 and 2018 is $1.5 million, $1.5 million, $1.6 million and $1.6 million, respectively.

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

We are utilizing our deuterated chemical entity platform, which we refer to as our DCE Platform®, to discover and develop product candidates for a variety of indications. Our most advanced development programs include:

•	CTP-354 for spasticity associated with spinal cord injury and multiple sclerosis, which has completed Phase 1 clinical trials;

•	CTP-499 for diabetic nephropathy, which is in the final, open-label portion of a three-part Phase 2 clinical trial;

•	AVP-786 for neurologic and psychiatric disorders, which is in a Phase 2 clinical trial under our collaboration with Avanir;

•	JZP-386 for narcolepsy, which is in a Phase 1 clinical trial under our collaboration with Jazz Pharmaceuticals; and

•	CTP-730 for inflammatory diseases, which is in a Phase 1 clinical trial under our collaboration with Celgene.

Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake preclinical studies and clinical trials, manufacture product in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $136.4 million since inception through September 30, 2014 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations. In the first quarter of 2014, we completed the sale of 6,649,690 shares of common stock in our IPO at a price to the public of $14.00 per share, resulting in net proceeds to us of $83.1 million after deducting underwriting discounts and commissions of $6.5 million and offering costs of $3.5 million.

We have incurred net losses in each year from our inception in 2006. We incurred a net loss of $22.8 million for the nine months ended September 30, 2014. We do not expect to be profitable for the year ending December 31, 2014 or the foreseeable future. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	continue to develop and conduct additional preclinical studies and clinical trials with respect to CTP-354;

•	initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional personnel;

•	add equipment and physical infrastructure to support our research and development; and

•	continue to implement management information systems to support our product development and infrastructure necessary to help us comply with our obligations as a public company.

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

COLLABORATIONS

We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. They also have provided us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible to seek an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. For example, our collaborator Avanir reported agreeing with the U. S. Food and Drug Administration, or FDA, to an expedited development pathway for AVP-786. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations:

•

Celgene. In April 2013, we entered into a master development and license agreement with Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting cancer or inflammation. The collaboration is initially focused on one compound in the initial program,

CTP-730, targeting inflammatory disease, but has the potential to encompass up to four programs. For the initial program, we granted Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of a selected non-deuterated compound and several close chemical derivatives thereof. We further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program. We and Celgene have agreed on the non-deuterated compound for each of the two additional license programs. For the option program, Celgene may select the non-deuterated compound at a later time, which, unless otherwise agreed by us, will be limited to a compound for which Celgene possesses exclusive rights. With respect to the two additional license programs, we granted Celgene an upfront exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the agreed upon non-deuterated compounds. Celgene is restricted from utilizing their research, development and commercialization rights under each of the upfront licenses, unless, within seven years after the effective date of the agreement, Celgene pays us a license exercise fee. If Celgene does not elect to pay the license exercise fee during the seven year period, the license will expire. With respect to the option program, once a compound is selected, Celgene may exercise its option by paying us an option exercise fee within seven years of the effective date of the agreement, and upon Celgene’s exercise of the option we will grant to Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the selected non-deuterated compound.

Under the Celgene Agreement, we received a non-refundable, upfront payment of $35.0 million in April 2013. In addition, for products within the initial program we are eligible to earn up to $23.0 million in development milestone payments, including $8.0 million related to the completion of Phase 1 clinical trials, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments. If Celgene exercises its rights with respect to either of the two additional license programs, we will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs we are eligible to receive up to $100.0 million in sales-based milestone payments based on net sales of products, and with respect to the other additional license program we are eligible to receive up to $50.0 million in sales-based milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program in respect of a compound to be identified at a later time, we will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments. In addition, with respect to each program, Celgene is required to pay us royalties on worldwide net sales of each licensed product at defined percentages ranging from the mid-single digits to low double digits below 20%. The royalty rate is reduced on a country-by-country basis during any period within the royalty term when there is no patent claim or regulatory exclusivity covering the licensed product in the particular country.

Under the Celgene Agreement, we are responsible for conducting and funding research and development activities for the initial program at our own expense pursuant to mutually agreed-upon development plans. These activities consist of the completion of single and multiple ascending dose Phase 1 clinical trials and any mutually agreed upon additional Phase 1 clinical trials. If Celgene exercises its rights with respect to any additional program and pays us the applicable exercise fee, we are responsible for conducting research and development activities at our own expense pursuant to mutually agreed upon development plans until the completion of the first Phase 1 clinical trial, which will be defined in each development plan on a program-by-program basis. In addition, if Celgene exercises its rights with respect to the option program and pays us the applicable exercise fee, we are responsible for seeking to generate a deuterated compound for clinical development in the selected option program at our own expense.

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

Under the Avanir Agreement, we received a non-refundable upfront payment of $2.0 million in March 2012, a $2.0 million development milestone payment in March 2013 based on positive data from Avanir’s Phase 1 clinical trial of AVP-786 and a $2.0 million development milestone payment in September 2014 related to the initiation of dosing in a Phase 2 clinical trial for AVP-786. In addition, we are also eligible to receive, with respect to licensed products comprising a combination of deuterated dextromethorphan and quinidine, $2.0 million in additional development milestone payments on first dosing of a patient in a Phase 3 clinical trial, up to $37.0 million in regulatory and commercial launch milestone payments and up to $125.0 million in sales-based milestone payments based on net sales of licensed products. In addition, we are eligible to receive higher development milestone payments, up to an additional $43.0 million, for licensed products that do not require quinidine. However, Avanir is currently developing deuterated dextromethorphan only in combination with quinidine. Avanir also is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on worldwide net sales of licensed products. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country.

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

Under the Jazz Pharmaceuticals Agreement, we received a non-refundable upfront payment of $4.0 million in February 2013. We are also eligible to receive up to $8.0 million in development milestone payments, up to $35.0 million in regulatory milestone payments and up to $70.0 million in sales milestone payments based on net sales of licensed products. In addition, Jazz Pharmaceuticals is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20%, on a country-by-country and licensed product-by-licensed product basis, on net sales of licensed products. The royalty rate is lowered, on a country-by-country basis, under certain circumstances as specified in the Jazz Pharmaceuticals Agreement.

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

In May 2009, we entered into a research and development collaboration and license agreement with Glaxo Group Limited, or GSK, to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499 and, ultimately, CTP-298, which was developed for the treatment of HIV. Our agreement with GSK, as subsequently amended, expired in May 2012 after GSK opted out of further development under the agreement. The rights to the product candidates developed under the agreement have reverted to us and we are free to pursue them without further obligation to GSK other than to repay GSK an amount of up to $2.75 million if we commercialize CTP-499 or if, prior to a specified date in 2018, we re-license or transfer rights to CTP-499 to a third party.

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

The following summarizes our development programs.

•	CTP-354 is a novel, potential first-in-class, non-sedating treatment for spasticity that we are initially developing for use in patients with spinal cord injury and patients with multiple sclerosis to address a significant unmet medical need in these markets. In 2013, we completed a placebo-controlled Phase 1 single ascending dose clinical trial of CTP-354. During 2014, we completed several clinical trials in healthy volunteers, including a Phase 1 imaging study to measure the level of binding of CTP-354 to GABAA brain receptors and a placebo-controlled multiple ascending dose Phase 1 trial in which we evaluated daily doses of 2 mg, 6 mg and 12 mg of CTP-354. We intend to conduct additional non-clinical studies and analysis prior to initiating any Phase 2 clinical testing.

•

CTP-499 is a novel, potential first-in-class treatment for diabetic nephropathy that we are developing as an additive treatment to the current standard of care. We are currently conducting the final, open-label portion of a three-part Phase 2 clinical trial of CTP-499, and we expect to complete dosing by the end of 2014. In December 2013, we completed 48 weeks of dosing for the second part of the trial. While we did not achieve statistical significance in the primary 24-week efficacy endpoint of this trial, at 48 weeks fewer patients on CTP-499 compared to placebo had large increases in serum creatinine, a marker of impaired kidney function and a key secondary endpoint. These data, as well as data on fibrotic biomarkers, may indicate a slower decline of kidney function in patients treated with CTP-499 compared to those who received placebo. Based on our end-of-Phase 2 meeting with the FDA in July 2014, we believe that a time-to-event analysis of the composite of increases in serum creatinine (greater than or equal to 50%) or incidence of end stage renal disease, in each case versus placebo-treated patients, could become the primary efficacy endpoint required by the FDA for Phase 3 clinical development of CTP-499 for the treatment of diabetic nephropathy. We plan to seek one or more collaborators for future development of CTP-499 in diabetic nephropathy.

•	AVP-786 is a combination of a deuterium-substituted dextromethorphan analog and an ultra-low dose of quinidine being investigated for treatment of neurologic and psychiatric disorders. We granted Avanir an exclusive license to develop and commercialize deuterated dextromethorphan analogs, including the analog in AVP-786. In August 2014, Avanir announced the initiation of a Phase 2 clinical trial of AVP-786 for the adjunctive treatment of major depressive disorder. Avanir has also announced that it intends to develop AVP-786 as a next generation compound for AVP-923, a combination of dextromethorphan and quinidine that it is developing to treat agitation in Alzheimer’s disease, among other indications. Additionally, Avanir has reported agreeing with the FDA to an expedited development pathway for AVP-786 that would permit Avanir to reference data generated during its clinical testing of AVP-923 in its investigational new drug application and any future New Drug Application for AVP-786. In October 2014, Avanir announced positive results in its Phase 2 trial of AVP-923 for Alzheimer’s agitation. Avanir has stated that it expects to discuss with the FDA the possibility of transitioning the Phase 2 clinical trial results in AVP-923 to AVP-786, and thereby proceeding with the development of AVP-786 for this indication.

•	JZP-386 is a product candidate containing a deuterated analog of sodium oxybate for potential use in patients with narcolepsy. We have granted Jazz Pharmaceuticals worldwide rights to develop and commercialize deuterated sodium oxybate compounds, including JZP-386. Sodium oxybate is the active ingredient in the marketed drug Xyrem®. In July 2014, Jazz Pharmaceuticals and Concert announced the initiation of the first-in-human Phase 1 clinical trial of JZP-386, which completed enrollment during the third quarter of 2014.

•	CTP-730 is a product candidate for the treatment of inflammatory diseases which is being developed under a collaboration with Celgene to research, develop and commercialize certain deuterated compounds for the treatment of cancer or inflammation. In September 2014, we announced the initiation of a single ascending dose Phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics of CTP-730. The Phase 1 clinical program is designed to also evaluate multiple ascending doses of CTP-730 and is expected to be completed in 2015.

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

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and completion costs of the current or future clinical trials of any of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain marketing approval. Generally, product candidates in later stages of clinical development have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress but we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Critical Accounting Policies and Significant Judgments and Estimates

During the nine months ended September 30, 2014, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for us retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. We are currently assessing the impact of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for our fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017. We are still evaluating the impact of this ASU on our financial statement disclosures.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars.

	Three months ended September 30,
(in thousands)	2014	2013	Change
Revenue:
License and research and development revenue	$2,418	$681	$1,737
Milestone revenue	2,000	—	2,000

Total revenue	4,418	681	3,737
Operating expenses:
Research and development	8,569	5,668	2,901
General and administrative	3,457	2,129	1,328

Total operating expenses	12,026	7,797	4,229

Loss from operations	(7,608)	(7,116)	(492)
Investment income	15	3	12
Interest and other expense	(239)	(14)	(225)

Net loss	$(7,832)	$(7,127)	$(705)

Revenue

License and research and development revenue

The increase of $1.7 million in license and research and development revenue during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributable to a $1.2 million increase in revenue recognized under our Jazz Pharmaceuticals collaboration agreement for services performed under the contract. This increase was primarily attributable to the initiation of a Phase 1 clinical trial of JZP-386 during the three months ended September 30, 2014. Additionally, revenue recognized for services performed under our Celgene collaboration agreement increased by $0.5 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. This increase was primarily attributable to the initiation of a single ascending dose Phase 1 clinical trial of CTP-730 during the three months ended September 30, 2014.

Milestone revenue

The increase in milestone revenue was attributable to a $2.0 million development milestone payment recognized in the three months ended September 30, 2014 as a result of the initial dosing in a Phase 2 clinical trial of AVP-786.

As of September 30, 2014, we had deferred revenue of:

•	$14.0 million related to our collaboration with Celgene, $6.2 million of which is classified as current, on our condensed consolidated balance sheet;

•	$0.2 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 27 months; and

•	$2.8 million related to a payment received from GSK that we will not recognize as revenue until all repayment obligations lapse.

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the three months ended September 30, 2014 and 2013, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investment in the program during these periods.

	Three months ended September 30,
(in thousands)	2014	2013
Direct research and development expenses:
CTP-354	$1,727	$1,075
CTP-499	260	869
CTP-730	473	68
JZP-386	1,842	10

Total direct research and development expenses	4,302	2,022

Employee and contractor-related expenses	2,782	2,466
Platform-related lab expenses	634	367
Facility expenses	777	714
Other expenses	74	99

Personnel and other expenses	4,267	3,646

Total research and development expenses	$8,569	$5,668

Research and development expenses were $8.6 million for the three months ended September 30, 2014, compared to $5.7 million for the three months ended September 30, 2013, an increase of $2.9 million. Direct research and development expenses increased by $2.3 million, primarily due to increased expenses of $1.8 million for JZP-386 as a result of expenses associated with the Phase 1 clinical trial of JZP-386 which began during the three months ended September 30, 2014. The $0.7 million increase in CTP-354 expenses was attributable to Phase 1 clinical trials performed during the three months ended September 30, 2014, as well as certain other ongoing development expenses associated with CTP-354. The increase of $0.4 million in CTP-730 expenses was primarily attributable to the initiation of a Phase 1 clinical trial of CTP-730 during the three months ended September 30, 2014. These increases were partially offset by a $0.6 million decrease in CTP-499 expense due to the completion of dosing for the second part of our Phase 2 clinical trial in December 2013, partially offset by costs associated with our ongoing open-label extension study incurred during the three months ended September 30, 2014. The $0.3 million increase in employee and contractor-related expenses was primarily attributable to an increase in compensation, non-cash stock-based compensation expense and professional fees incurred during the three months ended September 30, 2014. The $0.3 million increase in platform-related lab expenses was primarily associated with certain ongoing research programs.

General and administrative expenses

General and administrative expenses were $3.5 million for the three months ended September 30, 2014, compared to general and administrative expenses of $2.1 million for the three months ended September 30, 2013. The increase was primarily due to a $0.8 million increase in cash compensation and non-cash stock-based compensation expense, a $0.3 million increase associated with market research expenses and a $0.1 million increase as a result of directors and officers insurance expenses. These increased expenses incurred during the three months ended September 30, 2014 were primarily the result of becoming a public company.

We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur additional costs in connection with being a public company. We anticipate that these increases will likely include legal, auditing and filing fees, additional insurance premiums and general compliance and consulting expenses.

Interest and other expense

Interest and other expense was an expense of $0.2 million for the three months ended September 30, 2014, compared to an expense of $14 thousand for the three months ended September 30, 2013. The increase in expense was primarily attributable to $0.4 million in other income recognized during the three months ended September 30, 2013 in connection with the re-measurement of the fair value of the redeemable convertible preferred stock warrant that we issued to Hercules in connection with draws under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods. In addition, interest expense associated with our debt facility with Hercules decreased by $0.2 million for the three months ended September 30, 2014 compared to the prior year period due to a lower principal balance outstanding.

Comparison of the nine months ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars.

	Nine months ended September 30,
(in thousands)	2014	2013	Change
Revenue:
License and research and development revenue	$5,266	$21,995	$(16,729)
Milestone revenue	2,000	2,000	—

Total revenue	7,266	23,995	(16,729)
Operating expenses:
Research and development	20,406	16,460	3,946
General and administrative	8,713	6,366	2,347

Total operating expenses	29,119	22,826	6,293

(Loss) income from operations	(21,853)	1,169	(23,022)
Investment income	35	17	18
Interest and other expense	(954)	(1,327)	373

Net loss	$(22,772)	$(141)	$(22,631)

Revenue

Revenue was $7.3 million for the nine months ended September 30, 2014, compared to $24.0 million for the nine months ended September 30, 2013, a decrease of $16.7 million. The decrease in revenue was primarily due to license revenue recognized during the nine months ended September 30, 2013 of $17.0 million in connection with the initial license deliverable under our collaboration agreement with Celgene, partially offset by an increase of $2.2 million recognized for services performed under our Celgene agreement during the nine months ended September 30, 2014. The increase in services performed during the nine months ended September 30, 2014 was primarily attributable to the initiation of a single ascending dose Phase 1 clinical trial of CTP-730 during the nine months ended September 30, 2014.

Additionally, revenue recognized under our Jazz Pharmaceuticals collaboration decreased by $1.9 million, primarily as a result of the $3.7 million recognized for the license deliverable during the nine months ended September 30, 2013, partially offset by a $1.8 million increase in revenue recognized during the nine months ended September 30, 2014 for services performed under our Jazz Pharmaceuticals agreement. The increase in services performed during the nine months ended September 30, 2014 was primarily attributable to the initiation of a Phase 1 clinical trial of JZP-386 during the nine months ended September 30, 2014.

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the nine months ended September 30, 2014 and 2013, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investment in the program during these periods.

	Nine months ended September 30,
(in thousands)	2014	2013
Direct research and development expenses:
CTP-354	$4,395	$1,316
CTP-499	1,187	3,334
CTP-730	1,196	181
JZP-386	2,134	43

Total direct research and development expenses	8,912	4,874

Employee and contractor-related expenses	7,657	8,110
Platform-related lab expenses	1,425	1,072
Facility expenses	2,151	2,074
Other expenses	261	330

Personnel and other expenses	11,494	11,586

Total research and development expenses	$20,406	$16,460

Research and development expenses were $20.4 million for the nine months ended September 30, 2014, compared to $16.5 million for the nine months ended September 30, 2013, an increase of $3.9 million. The increase was primarily due to a $3.1 million increase in CTP-354 expenses due to the conduct of Phase 1 clinical trials and other ongoing development expenses during the nine months ended September 30, 2014 as well as a $2.1 million increase in JZP-386 expenses as a result of the conduct of a Phase 1 clinical trial during the nine months ended September 30, 2014. The increase of $1.0 million in CTP-730 expenses was primarily attributable to the initiation of a Phase 1 clinical trial as well as certain pre-clinical expenses incurred during the nine months ended September 30, 2014. These increases were partially offset by a $2.1 million decrease in CTP-499 expense due to the completion of dosing for the second part of our Phase 2 clinical trial in December 2013, partially offset by costs associated with our ongoing open-label extension study incurred during the three months ended September 30, 2014.

The decrease of $0.5 million in employee and contractor-related expenses was primarily attributable to reduced payroll and related expenses for the nine months ended September 30, 2014 compared to the prior year period due to certain terminations as well as bonuses that were earned during the nine months ended September 30, 2013. The $0.4 million increase in platform-related lab expenses was primarily associated with certain ongoing research programs.

General and administrative expenses

General and administrative expenses were $8.7 million for the nine months ended September 30, 2014, compared to general and administrative expenses of $6.4 million for the nine months ended September 30, 2013. The increase was primarily due to a $1.3 million increase in cash compensation and non-cash stock-based compensation expense and recruiting expense, a $0.5 million of expenses incurred during the nine months ended September 30, 2014 in connection with our becoming a public company, including directors and officers insurance and professional fees, and a $0.3 million increase in market research expense.

Interest and other expense

Interest and other expense was an expense of $0.9 million for the nine months ended September 30, 2014, compared to an expense of $1.3 million for the nine months ended September 30, 2013. The decrease was primarily attributable to a decrease in interest expense associated with our debt facility with Hercules, which decreased by $0.5 million for the nine months ended September 30, 2014 compared to the prior year period due to a lower principal balance outstanding.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of September 30, 2014, we had an accumulated deficit of $136.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.

We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations. As of September 30, 2014 we had cash and cash equivalents and investments of $89.9 million.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(21,770)	$18,640
Investing activities	(44,287)	(4,256)
Financing activities	79,855	(3,262)

Net increase in cash and cash equivalents	$13,798	$11,122

Operating activities. Net cash used in operating activities was $21.8 million during the nine months ended September 30, 2014 compared to net cash provided by operating activities of $18.6 million during the nine months ended September 30, 2013. The increase in cash used in operating activities was primarily due to receipt of non-refundable upfront payments of $35.0 million and $4.0 related to our collaborations with Celgene and Jazz Pharmaceuticals, respectively, in the nine months ended September 30, 2013.

Investing activities. Net cash provided by (used in) investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in investing activities for the nine months ended September 30, 2014 was $44.3 million compared to net cash used in investing activities of $4.3 million for the nine months ended September 30, 2013. The increase in net cash used in investing activities was primarily due to an increase in purchases of investments of $48.5 million related to the investment of our IPO proceeds, partially offset by an increase of $8.6 million in maturities of investments during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $79.9 million compared to net cash used in financing activities of $3.3 million for the nine months ended September 30, 2013. The increase in net cash provided by financing activities was primarily due to the receipt of IPO proceeds (net of underwriting discounts and commissions but prior to deducting other transaction expenses) of $86.6 million during the nine months ended September 30, 2014, partially offset by an increase of $2.8 million in principal payments under our debt facility with Hercules as compared to the prior year period and $1.4 million in costs incurred related to our IPO during the nine months ended September 30, 2014.

Credit Facilities

In December 2011, we executed a Loan and Security Agreement with Hercules, which provided for up to $20.0 million in funding, to be made available in two tranches. We borrowed the first tranche of $7.5 million in December 2011 and the second tranche of $12.5 million in March 2012. As of September 30, 2014, an aggregate of $9.2 million of principal and accrued interest remained outstanding under the Loan and Security Agreement.

Each advance under the Loan and Security Agreement bears interest at a variable rate equal to the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however that the per annum rate of interest rate shall not exceed 11%. We were required to pay interest only on the indebtedness through April 30, 2013. We are now repaying our remaining indebtedness under the Loan and Security Agreement in 13 equal monthly payments of principal and interest of $0.7 million through October 1, 2015.

The loan is collateralized by a blanket lien on all of our corporate assets, excluding intellectual property, and by a negative pledge on our intellectual property. The Loan and Security Agreement contains default provisions that include the occurrence of a material adverse effect, as defined therein, that would entitle the lender to declare all principal, interest and other amounts owed by us under the Loan and Security Agreement immediately due and payable. We do not believe that any events have occurred that could reasonably be deemed to have a material adverse effect. We do not have any financial covenants under the Loan and Security Agreement.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of September 30, 2014, will enable us to fund our operating expenses, debt service and capital expenditure requirements into the first half of 2016, without giving effect to potential milestone payments that we may receive under existing collaboration agreements. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual obligations

In August 2014, we entered into an amendment of lease for our headquarters in Lexington, Massachusetts, pursuant to which we will lease through September 30, 2018 the approximately 45,000 square feet of office and laboratory space that was covered by the lease prior to the amendment as well as an additional 5,000 square feet of office space. A tenant improvement allowance of $0.4 million will be provided by the landlord under the amendment for general improvements. The amendment also provides for the waiver of the remaining monthly payments due under our outstanding leasehold improvement loan, totaling $0.5 million as of September 30, 2014 and a reduction in the letter of credit we delivered under the lease from $0.7 million to $0.4 million. Waiver of the leasehold improvement loan will occur on a monthly basis from October 1, 2014 through September 30, 2015 and was considered to represent a lease incentive. Accordingly, the remaining principal balance of the leasehold improvement loan as of September 30, 2014 has been classified as a component deferred lease incentive in the accompanying condensed consolidated balance sheet and will be recognized over the remainder of the extended lease term. Base rent for the twelve-month periods ending September 30, 2015, 2016, 2017 and 2018 is $1.5 million, $1.5 million, $1.6 million and $1.6 million, respectively.

Other than the amendment to our operating lease described above, during the nine months ended September 30, 2014 there were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

We had cash and cash equivalents and investments of $89.9 million as of September 30, 2014 and $32.7 million as of December 31, 2013, in each case primarily money market mutual funds and available-for-sale securities consisting of U.S. government-backed and agency securities. The increase in cash and cash equivalents and investments during the nine months ended September 30, 2014 was primarily the result of our receipt of IPO proceeds of $86.6 million (net of underwriting discount and commissions but prior to deducting other transaction expenses) in February 2014. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

We had outstanding borrowings under our debt facility with Hercules of $9.2 million as of September 30, 2014 and $15.1 million as of December 31, 2013. Interest is payable at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. As a result of the 11% maximum annual interest rate and interest rate protection until prime exceeds 5.25%, we have limited exposure to changes in interest rates on borrowings under this facility. An immediate 10% change in the prime rate as of September 30, 2014 would have no effect on the amount of our required interest payments under the debt facility over the next twelve-month period.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2014 or 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred significant annual net operating losses in every year since our inception. Our net loss was $7.8 million and $22.8 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, we had an accumulated deficit of $136.4 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct additional non-clinical studies and clinical trials with respect to CTP-354;

•	initiate and continue research, preclinical and clinical development efforts for our other product candidates and potential product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional personnel;

•	add equipment and physical infrastructure to support our research and development; and

•	continue to implement management information systems to support our product development and infrastructure necessary to help us comply with our obligations as a public company.

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or one of our collaborators is, able to obtain marketing approval for and successfully commercialize one or more of our product candidates. This will require success in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We, and our collaborators, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We began operations in the second quarter of 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and product candidates and establishing collaborations. We have not yet demonstrated an ability to successfully conduct a multi-center, international clinical trial, conduct a large-scale pivotal clinical trial, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We plan to use our current cash and cash equivalents and investments, primarily to fund our ongoing research and development efforts. We will be required to expend significant funds in order to advance the development of CTP-354 and our other product candidates. In addition, while we may seek one or more collaborators for future development of CTP-499 and expect that we would need to conduct any large Phase 3 clinical trial of CTP-499 in diabetic nephropathy in collaboration with one or more partners, we may not be able to enter into a collaboration for CTP-499 on suitable terms or at all. In any event, our existing cash and cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to obtain debt financing may be limited by covenants we have made under our Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or Hercules, and our pledge to Hercules of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Hercules with respect to our intellectual property under the Loan and Security Agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe our existing cash and cash equivalents and investments as of September 30, 2014 will enable us to fund our operating expenses, debt service and capital expenditure requirements into the first half of 2016, without giving effect to potential milestone payments that we may receive under existing collaboration agreements. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of September 30, 2014, we had $9.2 million of outstanding borrowings under our Loan and Security Agreement with Hercules that we are required to repay in monthly installments through October 2015. We could in the future incur additional indebtedness beyond our borrowings from Hercules.

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

We are particularly dependent on our ability to successfully develop, obtain marketing approval for and commercialize CTP-354. If we are unable to develop, obtain marketing approval for or commercialize CTP-354, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale. We are investing a significant portion of our efforts and financial resources in the development of CTP-354 for the treatment of spasticity. Our prospects are substantially dependent on our ability, or that of any future partner, to successfully develop, obtain marketing approval for and commercialize CTP-354.

The success of CTP-354 will depend on several factors, including:

•	successful completion of preclinical studies, including toxicology studies and related analysis;

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators for CTP-354, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of CTP-354 in sufficient quantities to support clinical trials and potential future commercialization;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	launch of commercial sales if and when approved;

•	a continued acceptable safety profile of CTP-354 following any marketing approval;

•	commercial acceptance, if and when approved, by patients, the medical community and third party payors; and

•	competition with other therapies, including baclofen, tizanidine, benzodiazepines and injected botulinum toxin.

If we are unable to successfully develop, receive marketing approval for, and commercialize CTP-354, or experience delays as a result of any of these factors or otherwise, our business could be materially harmed.

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

While we believe that our DCE Platform may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development, we may not be able to realize the advantages that we expect. In addition, while a key element of our drug discovery and development strategy involves utilizing existing information regarding non-deuterated compounds to assist the discovery and development of deuterated analogs of those compounds, not all of the product candidates that we develop are based on drugs or drug candidates that progressed into advanced clinical development. Particularly in these situations, existing information regarding the corresponding non-deuterated compound may not be sufficient to mitigate drug development risks. For example, CTP-354 is subject to development risks normally inherent in clinical development because no corresponding non-deuterated compound has been clinically evaluated. While the non-deuterated analog of CTP-354 has been reported to activate the alpha 2, 3 and 5 GABAA receptors, which are associated with anti-spasticity, muscle relaxation, anti-anxiety, anti-seizure and, potentially, anti-pain activities, with approximately 40% of the in vitro activity of a benzodiazepine, we do not know if the pharmacological profile of CTP-354 will be clinically effective for treating spasticity at doses of CTP-354 that are well tolerated.

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

Further, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although Phase 1 clinical trials of CTP-499 supported advancement into Phase 2 clinical trials, CTP-499 failed to achieve statistical significance in the primary efficacy endpoint of urinary albumin to creatinine ratio at 24 weeks in the Phase 2 clinical trial. However, based on our end-of-Phase 2 meeting with the FDA in July 2014, we believe that a time-to-event analysis of the composite of increases in serum creatinine (greater than or equal to 50%) and incidence of end stage renal disease, in each case versus placebo-treated patients, could become the primary efficacy endpoint required by the FDA for Phase 3 clinical development of CTP-499 for the treatment of diabetic nephropathy. While the CTP-499 results with respect to serum creatinine increases, along with other data including fibrotic biomarkers, were encouraging at 48 weeks, the data was collected from a smaller number of patients and over a shorter duration than would be required for a Phase 3 clinical trial and these results may not be indicative of the results that we may achieve in Phase 3 clinical trials.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. For example, while we have completed a Phase 1 clinical program to evaluate the safety and tolerability of CTP-354 in healthy volunteers, we have not yet evaluated the safety or efficacy of CTP-354 administered in the intended patient population, which will be required for FDA approval. Any Phase 2, Phase 3 or other clinical trials that we, or our collaborators, may conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates.

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

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates, including those that we have licensed to collaborators, may be identified during development that could delay or prevent the product candidate’s marketing approval.

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

For CTP-354, we are seeking to achieve GABAA receptor occupancy levels that are well above those attained by other GABAA modulators, such as benzodiazepines, and we do not know if unacceptable sedative effects or other adverse effects may be associated with such high GABAA receptor occupancy. In our Phase 1 clinical trials of CTP-354, moderate adverse events were reported including dizziness, somnolence, ataxia and nausea at the highest single doses. While CTP-354 was generally well tolerated during 10-day repeat dosing of up to 12 mg per day, additional or more serious adverse events, undesirable side effects or other unexpected properties of CTP-354 or any of our other product candidates could arise or become known either during further clinical development, or, if approved, after the approved product has been marketed. If such an event occurs during development, clinical trials for our product candidates could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us or our collaborators to cease further development, require us to conduct additional clinical trials or other tests or studies or deny approval of the applicable product candidate.

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

We are initially developing CTP-354 for the treatment of spasticity in spinal cord injury and spasticity in multiple sclerosis. Current first-line treatment for spasticity includes oral and local agents and physical and occupational therapy. Four oral drugs have been approved in the United States for the treatment of spasticity: baclofen (Lioresal®), tizanidine (Zanaflex®), diazepam (Valium) and dantrolene (Dantrium®), each of which is available on a generic basis. Spasticity is also treated through localized injections of botulinum toxin. In addition, there are several potentially competitive product candidates in Phase 3 clinical development being pursued by pharmaceutical and biotechnology companies, including GW Pharmaceuticals plc and Osmotica Pharmaceuticals Corp.

We are developing CTP-499 for the treatment of diabetic nephropathy. The current standard of care in this indication is angiotensin modulation, which is treatment with an angiotensin converting enzyme inhibitor, which we refer to as an ACEi, or an angiotensin receptor blocker, which we refer to as an ARB. Both of these types of drugs are available on a generic basis. We are developing CTP-499 for administration in combination with these drugs. These drugs are well established therapies that are widely accepted by physicians, patients and third party payors. Physicians, patients and third party payors may not accept the addition of CTP-499 to their current treatment regimens for a variety of potential reasons, including a desire not to incur the additional cost of CTP-499 or a perception that the addition of CTP-499 would be poorly tolerated or of limited benefit. If CTP-499 receives marketing approval, it may also face competition from the off-label use of pentoxifylline or from a number of product candidates that are currently in clinical development including potentially competitive product candidates in Phase 3 clinical development being pursued by AbbVie Inc., Janssen Research & Development LLC and NephroGenex, Inc.

Avanir has reported that it plans to develop AVP-786 for the treatment of neurologic and psychiatric disorders. There are a number of marketed drugs and product candidates in clinical development for these indications.

JZP-386 is in a Phase 1 clinical trial for the treatment of narcolepsy, with potential advantages over sodium oxybate, the current standard of care, such as being able to be administered in a single dose before bedtime rather than in two nighttime doses. Flamel Technologies is currently developing a narcolepsy therapy involving once nightly dosing of sodium oxybate.

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

The placement of drugs or other substances into schedules under the Controlled Substances Act of 1970, or CSA, is based upon the substance’s medical use, potential for abuse and safety or dependence liability. Under the CSA, every person who manufactures, distributes, dispenses, imports or exports any controlled substance must register with the U.S. Drug Enforcement Agency, or DEA, unless exempt. Our product candidate JZP-386, which we have licensed to Jazz Pharmaceuticals, is a deuterium-substituted analog of sodium oxybate. Sodium oxybate is regulated as a chemical by the DEA as a Schedule I controlled substance. Because of the Schedule I classification of sodium oxybate, JZP-386 is regulated by the DEA as a Schedule I controlled substance. As a result, we or Jazz Pharmaceuticals will be required to obtain a license to ship the chemical intermediate that we are using as the precursor to JZP-386, which may delay or prevent the manufacturing of JZP-386 for clinical trials.

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

We may not be able to negotiate collaborations for our product candidates, including CTP-499, on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to limit the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In cases where we seek a collaborator for a product compound that is a deuterated analog of a compound that has been previously developed, failure to enter into a collaboration with the developer of the corresponding non-deuterated compound may result in a loss of the potential to obtain clearance from the FDA to follow expedited development programs that reference and rely on findings previously obtained from the developer’s prior preclinical or clinical studies of the corresponding non-deuterated compound.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	the timing and results of preclinical studies and clinical trials of any of our product candidates, including CTP-354;

•	commencement or termination of collaborations for our development programs;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

In addition, as of October 31, 2014, there were 2,720,369 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of October 31, 2014, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of October 31, 2014, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing approximately 49.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of October 31, 2014, we estimate that we have used approximately $33.1 million of the net proceeds primarily to fund the development of CTP-354, to advance and expand the research and preclinical development of additional product candidates and for working capital, capital expenditures and other general corporate purposes. None of the net proceeds were paid directly or indirectly to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliate of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We have invested the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date: November 12, 2014	By:	/s/ Ryan Daws
Ryan Daws Chief Financial Officer

Exhibit Index

Exhibit number	Description

10.1	Amendment of Lease, dated as of August 6, 2014, by and between the registrant and 128 Spring Street Lexington, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36310) filed with the SEC on August 12, 2014)

10.2	Second Amendment of Loan and Security Agreement, dated as of August 11, 2014, by and between the registrant and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36310) filed with the SEC on August 12, 2014)

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.