Form 10-K
period 2014-12-31
CONCERT PHARMACEUTICALS, INC.
filed 2015-03-02
CIK 1367920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $98,050,000, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

The number of shares outstanding of the registrant’s Common Stock as of February 23, 2015: 18,286,539

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

PART I

Item 1.	Business

OVERVIEW

We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Our approach starts with approved drugs, advanced clinical candidates or previously studied compounds that we believe can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties, thereby enhancing clinical safety, tolerability or efficacy. We believe our approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development.

We have a robust pipeline of wholly owned and collaboration programs. We currently have five clinical candidates that have the potential to address important medical needs.

The following summarizes our clinical development programs:

•	AVP-786 is a combination of a deuterium-substituted dextromethorphan analog and an ultra-low dose of quinidine being investigated for treatment of neurologic and psychiatric disorders. We granted Avanir Pharmaceuticals, Inc., or Avanir, a worldwide license to develop and commercialize deuterated dextromethorphan analogs, including the analog in AVP-786. Subsequent to our agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. Avanir is conducting a Phase 2 clinical trial of AVP-786 as an adjunctive treatment for major depressive disorder and also has announced plans to advance AVP-786 into Phase 3 testing for agitation associated with Alzheimer’s disease, following agreement with the United States Food and Drug Administration, or FDA.

•	CTP-499 is a novel, potential first-in-class treatment for diabetic nephropathy that we are developing as an additive treatment to the current standard of care. We have completed a Phase 2 clinical trial and plan to seek one or more collaborators for future development of CTP-499 in diabetic nephropathy.

•	CTP-354 is a novel, potential first-in-class, non-sedating treatment for spasticity that we are initially developing for use in patients with spinal cord injury and in patients with multiple sclerosis to address a significant unmet medical need in these markets. We have conducted Phase 1 clinical trials and intend to conduct additional non-clinical studies prior to initiating Phase 2 clinical testing.

•	CTP-730 is a product candidate for the treatment of inflammatory diseases that is being developed under a worldwide collaboration with Celgene Pharmaceuticals, Inc., Celgene International Sarl and Celgene Corporation, together referred to as Celgene, to research, develop and commercialize certain deuterated compounds for the treatment of inflammation or cancer. In September 2014, we announced the initiation of a Phase I clinical program with a single ascending dose clinical trial designed to assess the safety, tolerability and pharmacokinetics of CTP-730. The Phase 1 clinical program is designed to also evaluate multiple ascending doses of CTP-730 and is expected to be completed in 2015.

•	JZP-386 is a product candidate containing a deuterated analog of sodium oxybate for the potential treatment of narcolepsy. We have granted Jazz Pharmaceuticals Ireland Limited, or Jazz Pharmaceuticals, worldwide rights to develop and commercialize deuterated sodium oxybate compounds, including JZP-386. Sodium oxybate is the active ingredient in Jazz Pharmaceuticals’ marketed drug Xyrem®. A second Phase 1 clinical trial evaluating JZP-386 was initiated in the first quarter of 2015, with data expected in the second quarter of 2015 which will inform the next steps in the development of the program.

Our DCE Platform®, or deuterated chemical entity platform, comprises the proprietary know-how, techniques and information that we have accumulated since our inception in 2006, enables us to efficiently identify compounds for deuteration and to design, evaluate, develop and manufacture deuterated compounds. We are utilizing our DCE Platform to discover and develop product candidates for a variety of indications.

We believe that our application of deuterium chemistry to substitute deuterium for hydrogen, which we refer to as deuteration, is an efficient way to build on existing knowledge to create important new medicines. Deuterium is similar to hydrogen in size and shape. However, deuterium differs from hydrogen in one pharmaceutically important respect—deuterium forms a more stable chemical bond with carbon. This increased stability has the potential, through the selective substitution of deuterium for hydrogen, to improve pharmacokinetic and metabolic properties without changing a compound’s intrinsic biological activity.

In our drug discovery and development processes, we build on existing information regarding the corresponding non-deuterated compound. This allows us to efficiently identify lead compounds and, in some cases, shorten the amount of time necessary to initiate clinical trials as compared to conventional small molecule drug research and development. In clinical development, we believe that the FDA and comparable foreign regulatory authorities may allow some of our compounds that are deuterated analogs of approved products, or of compounds for which approval is pending, to follow an expedited development pathway by relying on previous clinical and preclinical data related to the non-deuterated compound. For example, in June 2013, Avanir reported that the FDA agreed to an expedited development pathway for AVP-786, permitting Avanir to reference data from its development of dextromethorphan and quinidine in its Investigational New Drug application, or IND, and any future New Drug Application, or NDA, for AVP-786.

OUR STRATEGY

Our strategy is to apply our extensive knowledge of deuterium chemistry to discover, develop and commercialize novel small molecule drugs. Key components of our strategy include:

•	Rapidly advancing our deuterated product candidates. We seek to reduce the time and cost associated with conventional small molecule drug research and development by capitalizing on the known activity, safety, efficacy or development history of the non-deuterated analogs of our product candidates. Leveraging this knowledge, we have been able in a number of our programs, including CTP-499, to advance compounds from initial synthesis to clinical evaluation in less than two years. We also seek to develop product candidates that may be eligible for an expedited development or regulatory pathway, such as reported by Avanir for AVP-786.

•	Efficiently assessing deuterium effects in Phase 1 clinical trials. We believe that important attributes of our compounds, in particular deuterium analogs of approved drugs with well-understood efficacy parameters, can be assessed quickly and with limited investment in Phase 1 trials. We will seek to rapidly move into Phase 1 trials with our deuterium-modified compounds to assess the magnitude of deuterium effects.

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

•	Capitalizing on our DCE Platform to build a robust pipeline of additional deuterated product candidates. Our DCE Platform consists of our proprietary know-how, techniques and information. We broadly apply our DCE Platform to approved drugs, advanced clinical candidates or previously studied compounds. We particularly look to initiate development programs in areas of significant medical need and commercial opportunity. We believe we are capable of identifying one to two novel deuterated compounds per year that we can advance into preclinical and early clinical development while concurrently progressing our existing pipeline.

•

Retaining commercialization rights on a selective basis and building a specialized commercialization capability in the United States. We plan to use a combination of third party collaborations and licensing and distribution arrangements and a focused in-house commercialization capability to sell any of our products that receive marketing approval. For the United States, we plan to seek to retain full commercialization rights for products that we can commercialize with a specialized sales force and to retain co-promotion or similar rights, when feasible, in indications requiring a larger commercial infrastructure. We plan to collaborate with other parties for commercialization outside the United States.

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

OUR DCE PLATFORM

Our DCE Platform consists of the proprietary know-how, techniques and information that we have developed since our inception in 2006. Deuterated compounds can have an increased half-life in the body and increased systemic exposure as compared to their corresponding non-deuterated analogs, which we believe can lead to benefits such as improved safety, efficacy, tolerability and convenience. Due to our significant experience in deuterium chemistry and pharmaceutical research and development, we believe we are well-positioned to efficiently identify compounds that can benefit from deuterium substitution and create optimally deuterated product candidates.

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

Our DCE Platform includes the following capabilities, which we believe provide us with key competitive advantages:

Selection of attractive compounds for deuteration. We identify candidate compounds for selective deuteration through the efforts of a team that integrates chemistry, biology, medical, regulatory, intellectual property and commercial expertise. We believe our ability to choose appropriate candidate molecules for selective deuteration is an important competitive advantage. We apply our experience and know-how to identify approved drugs, advanced clinical candidates or previously studied compounds that we believe can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties and thereby enhance clinical safety, tolerability or efficacy. We prioritize candidate compounds based on medical need, commercial opportunity and competitive and patent landscapes. We believe that we are capable of identifying one to two novel deuterated compounds per year that we can advance into preclinical development while concurrently progressing our existing pipeline.

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

Potential advantages of product candidates based on our DCE Platform

We apply our DCE Platform to systematically identify approved drugs, advanced clinical candidates or previously studied compounds for which we believe we can improve or create clinical benefit through deuterium substitution. Potential advantages of our selective deuteration include:

•	Improved metabolic profile. We have selectively deuterated compounds and compounds produced by metabolism of other compounds, which are called metabolites, to improve their metabolic profiles by reducing the formation of toxic or reactive metabolites or by increasing the formation of desired, active metabolites relative to the corresponding non-deuterated compound. The improved metabolic profile may potentially reduce or eliminate unwanted side effects or undesirable drug interactions. For example, Avanir has reported that, compared to dextromethorphan, the deuterated dextromethorphan in AVP-786 required less quinidine, a metabolic inhibitor, to achieve desired clinical blood levels in a Phase 1 clinical trial.

•	Improved oral bioavailability. We have selectively deuterated compounds to reduce the extent of undesired metabolism in the wall of the intestines and in the liver, referred to as first-pass metabolism. This resulted in a larger percentage of unmetabolized drug reaching the target site of action. Deuterated compounds with improved bioavailability may be active at lower doses. For example, CTP-354 achieved substantially higher blood levels in in vivo preclinical tests than did the corresponding non-deuterated compound at an equivalent dose.

•	Increased half-life. We have selectively deuterated compounds to prolong their pharmacokinetic profile, which is an increase in the half-life of the compound in the body. This may decrease the number of doses that a patient is required to take per day or provide more consistent exposure of the compound in comparison to the corresponding non-deuterated compound. For example, in preclinical in vivo testing, JZP-386 demonstrated a prolonged pharmacokinetic profile and reduced variability relative to sodium oxybate.

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

•

We believe the FDA and comparable foreign regulatory authorities may allow some of our compounds that are deuterated analogs of approved products, or of compounds for which approval is pending, to follow an expedited development pathway by relying on previous clinical data regarding the corresponding non-deuterated compound. For example, in several instances, we have received permission to initiate early-stage clinical trials with less extensive preclinical evaluation than is typically required for a new chemical entity.

Also our collaborator Avanir reported agreeing with the FDA to an expedited development pathway for AVP-786 that would permit Avanir to reference data from its development of dextromethorphan and quinidine in its IND, and any future NDA, for AVP-786.

OUR PRODUCT CANDIDATES

The following table summarizes key information about our priority programs. All of these product candidates are small molecules designed for oral administration.

AVP-786

In February 2012, we granted Avanir an exclusive worldwide license to develop and commercialize deuterated dextromethorphan analogs. Subsequent to our agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and is now a wholly owned subsidiary of Otsuka America, Inc. Avanir is developing AVP-786, which is a combination of a deuterated dextromethorphan analog and an ultra-low dose of quinidine, for the treatment of neurologic and psychiatric disorders, including pain, behavioral disorders, mood disorders and movement disorders. In February 2013, Avanir reported positive results from a Phase 1 clinical trial of AVP-786. In June 2013, Avanir reported that the FDA had agreed to an expedited development pathway for AVP-786. In August 2014, Avanir advanced AVP-786 into a Phase 2 clinical trial for adjunctive treatment of major depressive disorder.

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

Avanir has also reported that it plans to integrate its development of AVP-786 into its ongoing clinical development program for AVP-923, a dextromethorphan and quinidine combination product candidate. Avanir reported that AVP-786, which includes a lower dose of quinidine than AVP-923, provided approximately the same pharmacokinetic exposure of the active species as AVP-923 in a Phase 1 clinical trial. In October 2014, Avanir announced positive results in its Phase 2 trial of AVP-923 for Alzheimer’s agitation. Avanir announced that, as a result of the successful trial, it has requested a meeting with the FDA to discuss the possibility of continuing development in this indication with AVP-786 in place of AVP-923 by relying on the Phase 2 trial results for AVP-923.

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

In August 2014, Avanir initiated a Phase 2 randomized, placebo-controlled clinical trial to evaluate the safety and efficacy of AVP-786 as an adjunctive treatment in patients with major depressive disorder.

Avanir has reported plans to expedite the completion of one of its ongoing AVP-923 clinical trials to guide development of AVP-786. Avanir has stated that it intends to replace AVP-923 with AVP-786 in future clinical evaluation. In addition, Avanir has stated that the FDA has agreed to an expedited development pathway for AVP-786 that would permit Avanir to reference data generated during its clinical testing of AVP-923 in its IND, and any future NDA, for AVP-786.

CTP-499

Overview

CTP-499 is a novel oral multi-subtype selective inhibitor of phosphodiesterases, which are enzymes that we believe play an important role in chronic kidney disease in patients with type 2 diabetes, a condition referred to as diabetic nephropathy. We are developing CTP-499 to slow the progression of diabetic nephropathy in patients with macroalbuminuria, which is a high level of the blood protein albumin in the urine and an indicator of kidney damage. We are developing CTP-499 as an additive treatment to the current standard of care for diabetic nephropathy, angiotensin modulation, which is treatment with an angiotensin converting enzyme inhibitor or an angiotensin receptor blocker. We have completed a three-part Phase 2 clinical trial of CTP-499 in which we enrolled patients with diabetic nephropathy and macroalbuminuria who were receiving standard-of-care treatment. We believe that CTP-499, if approved in this indication, has the potential to address a substantial commercial market opportunity. Despite the protective effect of angiotensin modulators kidney disease still progresses in many diabetic patients, and we estimate that each year over 40,000 patients with type 2 diabetes progress to end-stage kidney failure in the United States. We expect that we would conduct any large Phase 3 clinical trial of CTP-499 in diabetic nephropathy in collaboration with one or more partners.

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

CTP-499 Phase 2 Clinical Trial

We have completed dosing in a Phase 2 placebo-controlled clinical trial of CTP-499 in patients with diabetic nephropathy. In December 2014, we completed dosing in an open-label extension study that was the last part of the Phase 2 trial. All patients enrolled in the clinical trial were concurrently treated with angiotensin modulators. The primary objective of the trial was to evaluate the safety and efficacy of CTP-499 administered in twice daily oral doses of 600 mg in a controlled release formulation for a minimum of 24 weeks. The primary endpoint was measurement of changes in the urinary albumin to creatinine ratio, or UACR, at 24 weeks. Albumin is a common protein in the blood, and appears in the urine when there is kidney damage. Urine creatinine levels are used to normalize measurements of albumin excretion. Key secondary endpoints were changes in serum creatinine and estimated glomerular filtration rate, each of which is a measure of renal function, and UACR, as well as safety, including incidence of adverse events, over 48 weeks.

We observed a favorable trend in the levels of serum creatinine, a key secondary endpoint, after 48 weeks of treatment with CTP-499 compared to placebo:

•	The mean serum creatinine level in the 65 patients receiving CTP-499 increased by 0.13 mg/dL compared to an increase of 0.21 mg/dL in the 58 patients receiving placebo through the 48 weeks of treatment (p = 0.057).

•	Six out of the 58 patients receiving placebo, or 10.3%, experienced a 50% or greater increase in serum creatinine levels after 48 weeks compared with one out of the 65 patients receiving CTP-499, or 1.5% (p = 0.026).

These data may indicate a trend toward a slower decline of kidney function in patients treated with CTP-499 compared to those who received placebo.

The primary endpoint of the trial was the change after 24 weeks in UACR. While the trial did not meet this endpoint, the data at 48 weeks suggested a favorable trend in UACR for patients receiving CTP-499 as compared to placebo. At 48 weeks, UACR in patients receiving CTP-499 increased 24 mg/g from baseline compared to a 223 mg/g increase in patients receiving placebo (p = 0.097). These data may indicate a stabilization of UACR in patients treated with CTP-499 compared to those who received placebo.

The treatment effects observed at 48 weeks were accompanied by statistically significant improvements in the levels of certain key biomarkers that are associated with the progression of diabetic nephropathy, such as urinary fibronectin plasma collagen IV, kidney injury moleecule-1, or KIM-1, and or tumor necrosis, or TNFRII, as well as biomarkers associated with tubule cell damage and inflammation. Treatment with CTP-499 resulted in 52% less urinary fibronectin (p = 0.0081), 18% less plasma collagen IV (p = 0.022), 46% less plasma KIM-1, (p = 0.002) and 11% less plasma TNFRII (p = 0.0067) after 48 weeks compared to placebo. Importantly, KIM-1 and TNFRII biomarkers have been shown in independent, multi-year follow-up clinical trials to be highly predictive of functional decline and risk of end-stage renal disease in patients with kidney disease. The positive effects of CTP-499 on these biomarkers were more pronounced in patients who began the Phase 2 trial with UACR levels that were above the median. This finding was consistent with an earlier post-hoc analysis showing that the lower increase in serum creatinine as a result of CTP-499 treatment was more evident in patients with higher baseline levels of UACR. We may take these results into consideration in designing a potential Phase 3 trial for CTP-499 in diabetic nephropathy.

Treatment with CTP-499 was generally well tolerated. Gastrointestinal events were reported more frequently in the CTP-499 arm, with mild to moderate nausea being the most commonly reported event. There were a total of 33 patients with at least one serious adverse event reported in the trial; none of these serious adverse events were judged by the investigators to be possibly related to study drug. These events occurred in 20% of patients receiving CTP-499 and 17% of patients receiving placebo. Fewer patients dropped out of the CTP-499 arm than the placebo arm throughout the blinded parts of the study.

In July 2014, we conducted an end of Phase 2 meeting with the FDA for CTP-499. During the meeting, the FDA indicated general agreement with our proposed Phase 3 development plan providing flexibility to conduct either two clinical trials with CTP-499 or a single trial evaluating two doses of CTP-499 compared to placebo. A reduction in the rate of progression of renal disease measured by a time-to-event analysis of the composite confirmed increases in serum creatinine (greater than or equal to 50%) or incidence of end stage renal disease, versus placebo-treated patients, was agreed to be an acceptable Phase 3 endpoint to support filing a potential NDA. We expect to negotiate a Special Protocol Assessment with the FDA in 2015. We intend to seek a partner to advance the development of CTP-499 in diabetic nephropathy.

CTP-354

CTP-354 is a novel, potentially first-in-class, non-sedating treatment for spasticity that we are initially developing for use in patients with spinal cord injury and patients with multiple sclerosis. CTP-354 is a subtype selective GABAA receptor modulator. GABAA receptors are found in the nervous system and, when activated, reduce the transmission of certain nerve signals. GABAA receptors can possess one of a number of a subunits, including a1, a2, a3 and a5. The pharmacological effects of activating a GABAA receptor in the nervous system are believed to depend mainly on which type of a subunit the receptor contains.

Several classes of widely used drugs target GABAA receptors, including benzodiazepines such as diazepam (Valium). Benzodiazepines are used for the treatment of anxiety, spasticity, muscle tension, insomnia, acute alcohol withdrawal and seizures. Activation of a 1 GABAA receptors is believed to be mainly responsible for sedation and ataxia, which is a lack of muscle control during voluntary movements, associated with benzodiazepine use, and may also contribute to their amnesiac and habituating effects. Activation of a2, a3 and a5 GABAA receptors is believed to cause other therapeutic effects of benzodiazepines, including anti-spasticity, muscle relaxation, anti-anxiety, anti-seizure and potentially anti-pain activities. Some sleep agents, such as zolpidem (Ambien®) and zaleplon (Sonata®), also target GABAA receptors, but activate a1 GABAA receptors significantly more potently than the other a subtypes, which is believed to cause their pronounced sedative properties. Based on this clinical precedent as well as a variety of preclinical models, we believe that a compound that activates a2, a3 and a5 GABAA receptors but does not significantly activate a1 GABAA receptors will have clinical effects similar in a number of important respects to benzodiazepines, including anti-spasticity, muscle relaxant, anti-seizure and potentially anti-pain effects, but without the strong sedative effects of benzodiazepines.

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

We have completed single and multiple ascending dose Phase 1 clinical trials to evaluate the safety, tolerability and pharmacokinetics of CTP-354 in healthy volunteers. We have also conducted a Phase 1 positron emission tomography, or PET, imaging trial to assess the brain GABAA receptor occupancy of CTP-354 following a single dose or multiple dose of the compound in healthy volunteers. CTP-354 demonstrated highly favorable pharmacokinetics with low variability, dose-proportional exposure and a long half-life in the body. We believe these results support once-daily dosing, which would provide a substantial improvement on the three-times-daily dosing required by current standard-of-care oral spasticity medicines. In our Phase 1 clinical trials, CTP-354 provided much higher levels of GABAA receptor occupancy without causing sedation than benzodiazepines at doses that are typically prescribed, which we believe supports the potential of CTP-354 to be a non-sedating treatment for spasticity. CTP-354 has been clinically assessed in more than 100 healthy volunteers and treatment was generally well tolerated with no serious adverse events.

In November 2014, we received preliminary three-month toxicology data from a non-clinical in vivo study of CTP-354 showing adverse effects. In January 2015, we received study reports confirming that significant adverse effects were limited to one of the two species studied. We intend to conduct additional non-clinical studies to further evaluate CTP-354 and assess CTP-354’s development profile before advancing the compound into Phase 2 clinical testing.

CTP-730

In April 2013, we entered into a strategic worldwide collaboration with Celgene related to deuterium-substituted compounds for the treatment of inflammation or cancer. We are initially focusing on one program; however, the collaboration has the potential to encompass multiple programs. In the initial program, we have selected CTP-730, a product candidate for the treatment of inflammatory diseases. In September 2014, we announced the initiation of a single ascending dose Phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics of CTP-730. The Phase 1 clinical program is designed to also evaluate multiple ascending doses of CTP-730 and is expected to be completed in 2015. We are responsible for development, at our expense, through the completion of single and multiple ascending dose Phase 1 clinical trials.

JZP-386

In February 2013, we licensed to Jazz Pharmaceuticals the commercial rights to deuterated analogs of sodium oxybate, including JZP-386, under an exclusive worldwide license agreement. Sodium oxybate is the active ingredient in Xyrem, a prescription medicine marketed in the United States by Jazz Pharmaceuticals to treat two of the key symptoms of narcolepsy, excessive daytime sleepiness and cataplexy. For the year ended December 31, 2014, Jazz Pharmaceuticals reported Xyrem annual net sales of $778.6 million as compared to net Xyrem sales of $569.1 million for year ended December 31, 2013.

In preclinical in vivo testing, JZP-386 demonstrated a prolonged pharmacokinetic profile and reduced variability relative to sodium oxybate. We are responsible for conducting specified preclinical and clinical activities for JZP-386 through and including Phase 1 clinical trials. Jazz Pharmaceuticals is responsible for manufacturing clinical material and reimbursing us for certain costs associated with our program-related activities, subject to limitations specified in the agreement, including adherence within a particular percentage to a development budget. Following Phase 1 clinical trials, Jazz Pharmaceuticals is also responsible for conducting and funding all further development and commercialization of JZP-386.

In July 2014, we and Jazz Pharmaceuticals announced the initiation of the first-in-human Phase 1 clinical trial of JZP-386. The Phase 1 program is comparing JZP-386 to sodium oxybate versus placebo in healthy volunteers. In December 2014, we and Jazz Pharmaceuticals announced that Phase 1 clinical data generated to date supports completing the Phase 1 evaluation of JZP-386 at the originally planned highest dose, which was not administered in the first Phase 1 clinical trial due to a technical dosing issue. A second Phase 1 trial evaluating JZP-386 at the originally planned highest dose was initiated in the first quarter of 2015 with data expected in the second quarter of 2015 which will inform the next steps in the development of the program. JZP-386 is being treated as a Schedule I Controlled Substance by the U.S. Drug Enforcement Agency, or DEA, and being regulated accordingly. See “—Government Regulations—Regulation of Controlled Substances” for additional information.

Deuterated Ivacaftor

We have selected deuterated ivacaftor for the potential treatment of cystic fibrosis as our next clinical development candidate. Our preclinical data indicates that several of our deuterium-enhanced ivacaftor analogs possess improved pharmacokinetic parameters relative to ivacaftor. Cystic fibrosis is a life-threatening, hereditary genetic disease that primarily affects the lungs and digestive system. The cause is a defect in the gene that encodes for cystic fibrosis transmembrane conductance regulator, a protein which regulates components of sweat, mucus and digestion. According to the Cystic Fibrosis Foundation, an estimated 70,000 people worldwide have cystic fibrosis. Many people with the disease can now live into their 30s and beyond. We intend to advance our deuterated ivacaftor program into clinical evaluation in the first half of 2015.

OTHER PIPELINE OPPORTUNITIES

We have discovered a significant number of additional compounds utilizing our DCE Platform that have potential application in many different therapeutic areas, including central nervous system disorders, genetic diseases, renal disease, inflammatory disease and cancer. We are evaluating these programs for possible further development, either by us alone or in collaboration with another party.

COLLABORATIONS

We are party to a number of collaborations for the research, development and commercialization of deuterated compounds. Through December 31, 2014, we had received an aggregate of $109.9 million in upfront and milestone payments, equity investments and research and development funding from current and former collaborations. Under our current collaborations, which are described below, we have the potential to receive up to $1.6 billion in future milestone payments, including over $1.2 billion in research, development and regulatory milestones, as well as royalties on any future net product sales.

Celgene

Overview. In April 2013, we entered into a master development and license agreement with Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting inflammation or cancer. The collaboration is initially focused on one program, but has the potential to encompass up to four programs. For the initial program, we granted Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of a selected non-deuterated compound and certain close chemical derivatives thereof. We further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program. We and Celgene have agreed on the non-deuterated compounds for each of the two additional license programs. For the option program, Celgene may select the non-deuterated compound at a later time, which, unless otherwise agreed by us, will be limited to a compound for which Celgene possesses exclusive rights. With respect to the two additional license programs, we granted Celgene an upfront exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the agreed non-deuterated compounds. Celgene is restricted from utilizing their research, development and commercialization rights under each of these upfront licenses, unless, within seven years after the effective date of the agreement, Celgene pays us a license exercise fee. If Celgene does not elect to pay the license exercise fee during the seven year period, the license will expire. With respect to the option program, once a compound is selected, Celgene may exercise its option by paying us an option exercise fee within seven years of the effective date of the agreement, and upon Celgene’s exercise of the option we will grant to Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the selected non-deuterated compound.

Research Obligations. We are responsible for conducting and funding research and early development activities for the initial program at our own expense pursuant to mutually agreed upon development plans. This includes the completion of single and multiple ascending dose Phase 1 clinical trials and any mutually agreed upon additional Phase 1 clinical trials, as set forth in the development plan and approved by the joint steering committee for the collaboration.

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

Avanir

Overview. In February 2012, we entered into a development and license agreement with Avanir under which we granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan containing products. Subsequent to our agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc. Avanir is initially focused on developing AVP-786, which is a combination of a deuterated dextromethorphan analog and an ultra-low dose of quinidine, for the treatment of neurologic and psychiatric disorders.

Research Obligations. Under the agreement, upon Avanir’s request, we were obligated to provide research and development services with respect to licensed products pursuant to an agreed upon research and development plan until the first acceptance of an IND for any licensed product filed by Avanir, which occurred in July 2014. We are obligated to use commercially reasonable efforts to conduct and complete the activities assigned to us under the agreement. Avanir is required to use commercially reasonable efforts to develop and commercialize licensed product candidates for specified numbers of indications in the United States, European Union and Japan. Avanir is responsible for funding 100% of our research and development costs incurred under the development plan or for activities conducted at Avanir’s request, including pass-through costs and a rate per full-time equivalent, or FTE, year of our employees’ time, which we mutually agreed to, subject to limitations specified in the agreement. However, Avanir is currently conducting all research and development activities without our services.

Governance. Our collaboration with Avanir is guided by a joint steering committee. There is likewise a joint patent committee to discuss and guide all matters for any patents owned by or licensed to us relating to the licensed products or otherwise filed with respect to certain inventions within the scope of the collaboration.

Payments. Under the agreement, we received a non-refundable upfront payment of $2.0 million, a milestone payment of $2.0 million in 2013, and a milestone payment of $2.0 million in 2014. We are also eligible to earn, with respect to licensed products comprising a combination of deuterated dextromethorphan and quinidine, up to $2.0 million in development milestone payments related to initiation of dosing in a Phase 3 clinical trial for AVP-786, up to $37.0 million in regulatory and commercial launch milestone payments and up to $125.0 million in sales-based milestone payments. In addition, we are eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deuterated dextromethorphan only in combination with quinidine. Avanir also is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on worldwide net sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of expiration of specified patent coverage or 10 years following commercial launch. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country.

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

Research Obligations. We, together with Jazz Pharmaceuticals, are conducting certain development activities for a Phase 1 clinical trial with respect to JZP-386 pursuant to an agreed upon development plan. We are responsible under the development plan for conducting a Phase 1 clinical trial with respect to JZP-386. Thereafter, our obligations to conduct further development activities are subject to mutual agreement. Jazz Pharmaceuticals has assumed all manufacturing responsibilities. Pursuant to the agreement, our costs for activities under the development plan, including pass-through costs and the costs of our employees’ time at a rate per full-time equivalent year of our employees’ time, which we mutually agreed to, are reimbursed by Jazz Pharmaceuticals, except for the costs of an additional Phase 1 clinical trial that was initiated in the first quarter of 2015, which will be shared between Jazz Pharmaceuticals and us. This reimbursement is subject to limitations specified in the agreement, including adherence within a particular percentage to the development budget. Under the agreement, Jazz Pharmaceuticals is subject to specified diligence obligations regarding the development and commercialization of licensed products.

Governance. Our collaboration with Jazz Pharmaceuticals is guided by a joint steering committee and a joint patent committee.

Payments. Under the agreement, we received a non-refundable upfront payment of $4.0 million and we are eligible to earn an aggregate of up to $8.0 million in development milestone payments, up to $35.0 million in regulatory milestone payments and up to $70.0 million in sales-based milestone payments based on net product sales of licensed products. In addition, Jazz Pharmaceuticals is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20%, on a country-by-country and licensed product-by-licensed product basis, on worldwide net product sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of the expiration of specified patent coverage or 10 years following commercial launch. The royalty rate is lowered, on a country by country basis, under certain circumstances as specified in the agreement.

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

CTP-354

We hold U.S. patents covering the composition of matter of CTP-354 and related compounds as well as pharmaceutical compositions and methods covering CTP-354 and related compounds. These patents expire in 2029. We also have a pending U.S. patent application. We have corresponding issued patents in Europe and Japan that expire in 2029. We have retained all of the CTP-354 patent rights.

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

D-Ivacaftor

We hold a U.S. patent covering the composition of matter of deuterated analogs of ivacaftor and a corresponding U.S. continuing application. The expiration of this patent and this application occur in 2032. We have corresponding patent applications in Europe and Japan that, if issued, would expire in 2032. We have retained all of the deuterated ivacaftor patent rights.

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

Under U.S. patent law, the patent term may be extended by patent term adjustment due to certain failures of the U.S. Patent and Trademark Office to act in a timely manner. The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents that we believe are eligible for such extension. We also intend to seek patent term extensions in other jurisdictions where these are available. However, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

While our manufacturing capabilities can support Phase 1 clinical trials, we currently rely, and expect to continue to rely, on third parties for the manufacture of product candidates for our clinical trials. We obtain these manufacturing services, including both the manufacture of the active pharmaceutical ingredients and finished drug product, on a purchase order basis and have not entered into long-term contracts with any of these third party manufacturers. We expect to rely on third parties for commercial manufacturing for any of our product candidates that receive marketing approval.

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

We believe that all of the deuterium that we use in manufacturing our product candidates is currently derived, directly or indirectly, from deuterium oxide. For most of our deuterium supply we rely on bulk supplies of deuterium oxide, which we currently source from multiple suppliers, including two located in North America, one of which is in the United States. In order to internationally transport any deuterium oxide that we purchase from foreign suppliers, we, or our U.S. supplier, may be required to obtain an export license from the country of origin and we may be required to obtain an International Import Certificate from the country of destination. We are also generally required to obtain an export license from the Nuclear Regulatory Commission before shipping deuterium oxide from the United States to any contract manufacturer in another country. Each of these documents specifies the maximum amount of deuterium oxide that we, or our suppliers, are permitted to either import or export. In particular, in order to obtain additional supplies of deuterium oxide from one of the foreign suppliers from which we have previously purchased deuterium oxide, the supplier will be required to obtain an additional export license from the country of origin and, as part of the export license application process, we may be required to obtain a U.S. import certificate. While we and our suppliers have obtained similar licenses and certificates in the past, we or our suppliers may not be able to obtain them in the future in a timely manner or at all.

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

COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of neurologic disorders, diabetic nephropathy, spasticity, inflammation and cancer, and cystic fibrosis, the key indications for our priority programs. Several large pharmaceutical and biotechnology companies have also begun to cover deuterated analogs of their product candidates in patent applications and may choose to develop these deuterated compounds. In addition, we know of one biotechnology company, Auspex Pharmaceuticals, Inc., and possibly two others, DeuteRx LLC and Berolina innovative Research and Development Services Pharma GmbH, that are developing product candidates based on deuterium substitution. Potential competitors also include academic institutions, government agencies and other public and private research organizations.

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

CTP-499

The current standard of care for diabetic nephropathy in patients with macroalbuminuria is treatment with angiotensin modulators. Angiotensin modulators are available on a generic basis. We are developing CTP-499 as an additive treatment to this current standard of care. If CTP-499 receives marketing approval, it may face competition from a number of product candidates that are currently in clinical development, including potentially competitive product candidates in Phase 3 clinical development being pursued by AbbVie Inc., Janssen Research & Development LLC and NephroGenex, Inc.

CTP-354

We are initially developing CTP-354 for the treatment of spasticity associated with spinal cord injury and multiple sclerosis. Current first-line treatment for spasticity includes oral and local agents and physical and occupational therapy. Four oral drugs have been approved in the United States for the treatment of spasticity: baclofen (Lioresal), tizanidine (Zanaflex), diazepam (Valium) and dantrolene (Dantrium), each of which is available on a generic basis. Spasticity is also treated through localized injections of botulinum toxin. In addition, there are several potentially competitive product candidates in Phase 3 clinical development being pursued by pharmaceutical and biotechnology companies, including GW Pharmaceuticals plc and Osmotica Pharmaceuticals Corp.

JZP-386

JZP-386 is in a Phase 1 clinical trial for the treatment of cataplexy and excessive daytime sleepiness, with potential advantages over sodium oxybate, the current standard of care. Flamel Technologies is currently developing an extended release formulation of sodium oxybate for the treatment of narcolepsy.

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

Under the Hatch Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity is a drug that contains no active moiety that has been previously approved by FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such new chemical entity exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five year new chemical entity exclusivity, an award of three year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product.

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

Regulation of Controlled Substances

We handle a product that is treated as a “controlled substance” under the Controlled Substances Act of 1970, or CSA. The CSA authorizes the DEA to regulate the registration, procurement, manufacturing, production, possession, labeling and distribution of controlled substances. Controlled substances are classified as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk.

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

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels, for such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

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

The containment of healthcare costs has also become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could adversely our net revenue and results.

Outside of the United States, ensuring adequate coverage and payment for products remains challenging. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

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

•	the federal healthcare Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	the federal civil and criminal false claims laws, including the False Claims Act, which imposes civil monetary penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes federal criminal and civil liability for, among other things, knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Regulation of Deuterium Oxide

We believe that all of the deuterium that we use in manufacturing our product candidates is currently derived, directly or indirectly, from deuterium oxide. For most of our deuterium supply we rely on bulk supplies of deuterium oxide, which we currently source from multiple suppliers, including two located in North America, one of which is located in the United States. In order to internationally transport any deuterium oxide that we purchase from foreign suppliers, we, or our U.S. supplier, may be required to obtain an export license from the country of origin and we may be required to obtain an International Import Certificate from the country of destination. We are also generally required to obtain an export license from the Nuclear Regulatory Commission before shipping deuterium oxide from the United States to any contract manufacturer in another country. Each of these documents specifies the maximum amount of deuterium oxide that we, or our suppliers, are permitted to either import or export. We have obtained two export licenses from the Nuclear Regulatory Commission, each for the export of 20,000 kilograms of heavy water over the life of the license, which are valid until December 2015 and January 2019, and have applied for a third export license from the Nuclear Regulatory Commission. In addition, in order to obtain additional supplies of deuterium oxide from one of the foreign suppliers from which we have previously purchased deuterium oxide, the supplier will be required to obtain an additional export license from the country of origin and, as part of the export license application process, we may be required to obtain a U.S. import certificate. While we and our suppliers have obtained similar licenses and certificates in the past, we or our suppliers may not be able to obtain them in the future in a timely manner or at all. We have not obtained an export license from the country in which our potential future foreign supplier is located. In addition, if any of our product candidates is approved by the FDA, then the FDA will also have regulatory jurisdiction over the manufacture and use of deuterium oxide in such product.

EMPLOYEES

As of December 31, 2014, we had 55 employees, 30 of whom were primarily engaged in research and product development activities. A total of 17 employees have Ph.D. degrees. None of our employees are represented by a labor union and we believe our relations with our employees are good.

FACILITIES

Our offices are located in Lexington, Massachusetts, consisting of approximately 50,000 square feet of leased office and laboratory space. The term of the lease expires in September 2018.

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

We were incorporated under the laws of the State of Delaware on April 12, 2006 as Concert Pharmaceuticals, Inc. Our principal executive offices are located at 99 Hayden Avenue, Suite 500, Lexington, Massachusetts, 02421, and our telephone number is (781) 860-0045. Our Internet website is http://www.concertpharma.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

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

We have incurred significant annual net operating losses in every year since our inception. Our net loss was $31.7 million, $6.1 million and $20.4 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $145.3 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct additional non-clinical studies and clinical trials with respect to CTP-354;

•	initiate and continue research, non-clinical and clinical development efforts for our other product candidates and potential product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional personnel;

•	add equipment and physical infrastructure to support our research and development; and

•	continue to implement the infrastructure necessary to support our product development and help us comply with our obligations as a public company.

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

We began operations in April 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and product candidates and establishing collaborations. We have not yet demonstrated an ability to successfully conduct a multi-center, international clinical trial, conduct a large-scale pivotal clinical trial, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and non-clinical development efforts for and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of one of our collaborators. In particular, the costs that we may be required to incur for the manufacture of any product candidate that receives marketing approval may be substantial. To our knowledge, no deuterated drug has ever been successfully commercialized. Manufacturing a deuterated drug at commercial scale may require specialized facilities, processes and materials. Furthermore, we will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

In any event, our existing cash and cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to obtain debt financing may be limited by covenants we have made under our Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or Hercules, and our pledge to Hercules of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Hercules with respect to our intellectual property under the Loan and Security Agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe our existing cash and cash equivalents and investments as of December 31, 2014 will enable us to fund our operating expenses, debt service and capital expenditure requirements into the second half of 2016, without giving effect to potential milestone payments that we may receive under existing collaboration agreements. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the progress, timing, costs and results of clinical trials of, and research and non-clinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials;

•	our current collaboration agreements and achievement of milestones under these agreements;

•	our ability to enter into and the terms and timing of any additional collaborations, licensing or other arrangements that we may establish;

•	the number of product candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the costs of operating as a public company.

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

As of December 31, 2014, we had $7.2 million of outstanding borrowings under our Loan and Security Agreement with Hercules that we are required to repay in monthly installments through October 2015. We could in the future incur additional indebtedness beyond our borrowings from Hercules.

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

We are focused on discovering and developing novel small molecule drugs that have improved metabolic or pharmacokinetic characteristics as a result of our selective substitution of deuterium for hydrogen. We apply our proprietary platform to systematically identify approved drugs, advanced clinical candidates or previously studied compounds that we believe can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties and thereby enhance clinical safety, tolerability or efficacy. To our knowledge, no deuterated drug has ever been approved for sale in the United States. While we believe that selective deuteration can produce compounds that possess favorable pharmaceutical properties, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any of our product candidates in later stage clinical trials or in obtaining marketing approval thereafter.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, failure to comply with protocols or applicable regulatory requirements and determination by the Food and Drug Administration, or FDA, or any comparable foreign regulatory authority that a drug product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

While we believe that our DCE Platform may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development, we may not be able to realize the advantages that we expect. In addition, while a key element of our drug discovery and development strategy involves utilizing existing information regarding non-deuterated compounds to assist the discovery and development of deuterated analogs of those compounds, not all of the product candidates that we develop are based on drugs or drug candidates that progressed into advanced clinical development. Particularly in these situations, existing information regarding the corresponding non-deuterated compound may not be sufficient to mitigate drug development risks. For example, CTP-354 is subject to development risks normally inherent in clinical development because no corresponding non-deuterated compound has been either evaluated in non-clinical toxicology studies or clinically evaluated. While the non-deuterated analog of CTP-354 has been reported to activate the alpha 2, 3 and 5 GABAA receptors, which are associated with anti-spasticity, muscle relaxation, anti-anxiety, anti-seizure and, potentially, anti-pain activities, with approximately 40% of the in vitro activity of a benzodiazepine, we do not know if the pharmacological profile of CTP-354 will be clinically effective for treating spasticity at doses of CTP-354 that are well tolerated.

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

We may not be able to continue further clinical development of CTP-354. If we are unable to develop, obtain marketing approval for or commercialize CTP-354, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale. The success of CTP-354 will depend on several factors, including:

•	successful completion of non-clinical studies, including toxicology studies and related analysis, including those studies being conducted to further evaluate CTP-354 as a result of toxicology data from a non-clinical in vivo study of CTP-354 showing adverse effects;

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators for CTP-354, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of CTP-354 in sufficient quantities to support clinical trials and potential future commercialization;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	amount of commercial sales, if and when approved;

•	a continued acceptable safety profile of CTP-354 following any marketing approval;

•	commercial acceptance, if and when approved, by patients, the medical community and third party payors; and

•	competition with other therapies, including baclofen, tizanidine, benzodiazepines and injected botulinum toxin.

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

We, or our collaborators, must complete non-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans in order to obtain marketing approval from regulatory authorities for the sale of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. Further, the outcome of non-clinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks.

Any inability to successfully complete non-clinical and clinical development could result in additional costs to us, or our collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we, or our collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we, or they, contemplate (2) we, or our collaborators, are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidates, we, or our collaborators, in addition to incurring additional costs, may:

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

We, or our collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	we, or our collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we, or our collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or our collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or our collaborators, anticipate;

•	our third party contractors or those of our collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of our collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or our collaborators in a timely manner or at all;

•	regulators or institutional review boards may not authorize us, our collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or our collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•	regulators or institutional review boards may require that we, or our collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ clinical trial design or our or their interpretation of data from non-clinical studies and clinical trials;

•	the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

Product development costs for us, or our collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We, and our collaborators, do not know whether any non-clinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant non-clinical or clinical trial delays also could shorten any periods during which we, or our collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of our collaborators, to bring products to market before we, or our collaborators, do and impair our ability, or the ability of our collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

If we, or our collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our, or their, receipt of necessary regulatory approvals could be delayed or prevented.

We, or our collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the European Medicines Agency. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

We believe we, or our collaborators, may in some instances be able to secure clearances from the FDA or comparable foreign regulatory authorities to use expedited development pathways. However, if we or our collaborators are unable to obtain such clearances, we, or they, may be required to conduct additional non-clinical studies or clinical trials beyond those that we, or they, contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals.

The deuterated compounds that we produce and seek to develop can have similar pharmacological properties as their corresponding non-deuterated compounds. Therefore, we believe that we, or our collaborators, may, in some instances, be able to obtain clearance from the FDA or comparable foreign regulatory authorities to follow expedited development programs for some deuterated compounds that reference and rely on findings previously obtained from prior non-clinical studies or clinical trials of the corresponding non-deuterated compounds. For example, our collaborator Avanir reported in June 2013 that the FDA has agreed to an expedited development pathway for AVP-786, a product candidate Avanir is developing that includes our licensed deuterated dextromethorphan compound, permitting Avanir to reference data from its development of dextromethorphan and quinidine in its IND, and any future NDA, for AVP-786.

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

Consequently, we, or our collaborators, may be required to pursue full development programs with respect to any product candidates that we, or they, previously anticipated would be able to follow an expedited development pathway, including conducting a full range of non-clinical and clinical studies to attempt to establish the safety and efficacy of these product candidates. A need to conduct a full range of development activities would significantly increase the costs of development and length of time required before we, or our collaborators, could seek marketing approval of such a product candidate as compared to the costs and timing that we or they anticipate. While we have been able to reference, for purposes of some of our IND-enabling studies, data generated during development of the corresponding non-deuterated compound, we have not ourselves obtained clearance from the FDA or any comparable foreign regulatory authority to reference such data in connection with more advanced stages of development.

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates, including those that we have licensed to collaborators, may be identified during development that could delay or prevent the product candidate’s marketing approval.

All of our product candidates are still in non-clinical and early-clinical stage development and their risk of failure is high. Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, one of our collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. A dose of a deuterated compound could, in comparison to an equal dose of the corresponding non-deuterated compound, result in increased exposure levels, distribution and half-life in the body and alter the levels of particular metabolites that are present in the body. These changes may cause serious adverse events or undesirable side effects that we or our collaborators did not anticipate, whether based on the characteristics of the corresponding non-deuterated compound or otherwise. If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we, or our collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

Efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, including those licensed to our collaborators, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	our ability, or the ability of our collaborators, to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other new products for the same indications;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products; and

•	availability and amount of reimbursement from government payors, managed care plans and other third party payors.

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

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the drug or seize the drug;

•	we, or our collaborators, may be required to recall the drug or change the way the drug is administered;

•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug, including the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	we, or our collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;

•	we, or our collaborators, could be sued and held liable for harm caused to patients; and

•	the drug may become less competitive.

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

The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of neurologic disorders, diabetic nephropathy, spasticity, inflammation and cancer, and cystic fibrosis, the key indications for our research and development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

Avanir is developing AVP-786 for the treatment of major depressive disorder. Avanir has also reported that it plans to develop AVP-786 for agitation associated with Alzheimer’s Disease. There are a number of marketed drugs and product candidates in clinical development for these indications.

We are developing CTP-499 as an additive treatment to the current standard of care for diabetic nephropathy in patients with macroalbuminuria, which is treatment with angiotensin modulators. Angiotensin modulators are available on a generic basis. If CTP-499 receives marketing approval, it may also face competition from a number of product candidates that are currently in clinical development, including potentially competitive product candidates in Phase 3 clinical development being pursued by AbbVie Inc., Janssen Research & Development LLC and NephroGenex, Inc.

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

JZP-386 is in a Phase 1 clinical trial for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The current standard of care is treatment with sodium oxybate. In addition, Flamel Technologies is currently developing an extended release formulation of sodium oxybate for the treatment of narcolepsy.

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

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We also face competition in the development of deuterated compounds.

Several large pharmaceutical and biotechnology companies have begun to cover deuterated analogs of their product candidates in patent applications and may choose to develop these deuterated compounds. These large pharmaceutical and biotechnology companies may have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. In addition, we know of one biotechnology company, Auspex Pharmaceuticals, Inc., and possibly two others, DeuteRx LLC and Berolina innovative Research and Development Services Pharma GmbH, that are developing product candidates based on deuterium substitution. These competitors may be more successful than us in developing deuterated compounds. In addition, these competitors may enter into collaborative arrangements or business combinations that result in their ability to research and develop deuterated compounds more effectively than us. Our potential competitors also include academic institutions, government agencies and other public and private research organizations.

If our competitors in the development of deuterated compounds are able to grow their intellectual property estates and create new and successful deuterated compounds more effectively than us, our ability to identify additional compounds for non-clinical and clinical development and obtain product revenues in future periods could be compromised, which could result in significant harm to our operations and financial position.

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

Third party payor coverage of newly approved drugs may be more limited than the indications for which the drugs are approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We, and our collaborators, cannot be sure that coverage will be available for any product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additionalreductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any our product candidates for which we, or our collaborators, obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

We may not be successful in our efforts to identify or discover additional potential product candidates.

A significant portion of our research involves the development of new deuterated compounds using our DCE Platform. These efforts may not be successful in creating compounds that have commercial value or therapeutic utility beyond the corresponding non-deuterated compound, or at all. Our research programs may initially show promise in creating potential product candidates, yet fail to yield viable product candidates for clinical development for a number of reasons, including:

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

If we are unable to identify suitable additional compounds for non-clinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we or our collaborators commercially sell any product that we may or they may develop. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend litigation;

•	initiation of investigations by regulators;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

Although we maintain product liability insurance coverage, it may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling any product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

JZP-386 is a deuterated analog of a Schedule I controlled substance and will likely be classified as a Schedule I or Schedule III controlled substance, which could substantially limit our ability to obtain the quantities of JZP-386 needed to conduct clinical trials and the ability of our collaborator to market and sell JZP-386 if it receives marketing approval. We also expect our product candidate CTP-354 will be classified as a Schedule IV controlled substance, which could substantially limit our ability to market and sell CTP-354 if it receives marketing approval.

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

We also expect our product candidate, CTP-354, will be classified as a Schedule IV controlled substance under the CSA. Although the CSA’s restrictions governing substances in Schedule IV are not as stringent as those for substances in Schedule III, they too could substantially limit our ability to market and sell CTP-354, if it is approved for marketing.

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

We have entered into collaborations with Celgene, Avanir and Jazz Pharmaceuticals for the development and commercialization of certain of our product candidates and expect to enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates and our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving our product candidates pose a number of risks, including:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	product candidates developed in collaboration with us, including in particular product candidates based on deuteration of a collaborator’s marketed drugs or advanced clinical candidates, may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours is involved in a business combination, it could decide to delay, diminish or terminate the development or commercialization of any product candidate licensed to it by us.

We expect to seek to establish additional collaborations, and if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We are seeking a collaborator for CTP-499 and may seek one or more collaborators for the development and commercialization of one or more of our product candidates. We do not currently intend to conduct further clinical development of CTP-499 absent such a collaboration.

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

We may not be able to negotiate collaborations for CTP-499 or our other product candidates on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to limit the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In cases where we seek a collaborator for a product compound that is a deuterated analog of a compound that has been previously developed, failure to enter into a collaboration with the developer of the corresponding non-deuterated compound may result in a loss of the potential to obtain clearance from the FDA to follow expedited development programs that reference and rely on findings previously obtained from the developer’s prior non-clinical or clinical studies of the corresponding non-deuterated compound.

We rely on third parties to conduct our clinical trials and some aspects of our research and non-clinical testing. If they terminate their relationships with us or do not perform satisfactorily, our business may be materially harmed.

We do not independently conduct clinical trials of any of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct these clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. We also rely on third parties to conduct some aspects of our research and non-clinical testing and expect to rely on these third parties in the future. Any of these third parties may terminate their engagements with us under certain circumstances. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching to or adding additional third parties would involve additional cost and require management time and focus. In addition, there is a natural transition period when a new third party commences work, which could result in delays in our product development activities. Although we seek to carefully manage our relationships with our contract research organizations, any such challenges or delays could have a material adverse impact on our business, financial condition and prospects.

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

Furthermore, these third parties are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. These contractors may also have relationships with other commercial entities, including our competitors, which could impede their ability to devote appropriate time to our clinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct their services in accordance with our contracts, regulatory requirements or our stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

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

We believe that all of the deuterium that we use in manufacturing our product candidates is currently derived, directly or indirectly, from deuterium oxide. For most of our deuterium supply, we rely on bulk supplies of deuterium oxide which we currently source from multiple suppliers, including two located in North America, one of which is in the United States.

In order to internationally transport any deuterium oxide that we purchase from our current or potential future foreign suppliers, we, or our suppliers, may be required to obtain an export license from the country of origin and we may be required to obtain an International Import Certificate or other governmental approvals or assurances from the country of destination. We are also required to obtain an export license from the Nuclear Regulatory Commission before shipping deuterium oxide from the United States to any contract manufacturer in another country. Export licenses and certain other required documents may specify the maximum amount of deuterium oxide that we, or our suppliers, are permitted to either import or export. In order for us to obtain supplies of deuterium oxide from foreign suppliers, they may be required to obtain an export license from the country of origin and we may be required to obtain domestic governmental approvals or assurances. In addition, our current U.S. export licenses may be insufficient to meet our future requirements. We, or our suppliers, may not be able to obtain such licenses, approvals or assurances in a timely manner or at all.

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

We estimate that our current sources of deuterium oxide will be sufficient to meet our anticipated requirements; however, we do not have long-term agreements with our current suppliers. If we are not able to establish or maintain supply arrangements, or any relevant foreign governments decide to withhold authorizations for the export of deuterium oxide that we seek, we may be unable to secure alternative sources. If we are unable to obtain sufficient supplies of deuterium oxide from our current suppliers or our potential future foreign supplier, we would be forced to either seek alternative suppliers of deuterium oxide, likely in other countries, or alternative sources of deuterium. Such alternative supplies may not be available to us on acceptable terms or at all.

If we are unable to obtain sufficient supplies of deuterium, our ability to produce our product candidates would be impeded and our business, financial condition and prospects could be harmed. In particular, certain of our manufacturing processes are projected to require particularly large quantities of deuterium for late-stage clinical trials and for commercialization. Consequently, any adverse impact on our ability to obtain deuterium oxide from our current suppliers, import deuterium oxide into the United States or export deuterium oxide to our contract manufacturers could have a particularly severe impact on our ability to develop or commercialize those product candidates.

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

We contract with third parties for the manufacture and distribution of our product candidates for non-clinical and clinical testing and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently have only very limited internal capabilities to manufacture our product candidates. We currently rely, and expect to continue to rely, on third party contractors to manufacture non-clinical and clinical supplies of our product candidates and to package, label and ship these supplies. We expect to rely on third party contractors to manufacture, package, label and distribute commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on such third party contractors entails risks, including:

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

Third parties may sue us alleging that we are infringing their intellectual property rights, and such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.

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

RISKS RELATED TO REGULATORY APPROVAL AND OTHER LEGAL COMPLIANCE MATTERS

Even if we complete the necessary non-clinical studies and clinical trials the marketing approval process is expensive, time consuming and uncertain and we may not obtain approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or our collaborators, will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, which regulations differ from country to country. Failure to obtain marketing approval for a product candidate will prevent us and our collaborators from commercializing the product candidate. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We, and our collaborators, have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have limited experience in filing and supporting the applications necessary to gain marketing approvals.

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

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional non-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from non-clinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or our collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In order to market and sell our products in the European Union and many other jurisdictions, we, or our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We, and our collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA only addresses drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

More recently, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA.

•	Among the provisions of the PPACA of potential importance to our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

We expect to grow our organization and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As our pipeline grows and matures, we expect to experience significant growth in the number of our employees and the scope of our operations, including in the areas of drug manufacturing, regulatory affairs and sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected expansion of our operations may lead to significant costs and may divert our business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

RISKS RELATED TO OUR COMMON STOCK

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The trading price of our comment stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	the timing and results of non-clinical studies and clinical trials of any of our product candidates;

•	commencement or termination of collaborations for our development programs;

•	failure or discontinuation of any of our development programs;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we are incurring and expect to incur additional significant legal, accounting and other expenses that we did not incur as a private company. We expect that these expenses will further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional personnel to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404 we are required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to report on this evaluation in our Annual Report on Form 10-K for the year. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

In addition, as of December 31, 2014, there were 2,688,937 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of December 31, 2014, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of December 31, 2014, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing approximately 44.9% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We lease our principal facilities, which consist of approximately 50,000 square feet of office, research and laboratory space located at 99 Hayden Avenue, Lexington, Massachusetts. The leases covering this space expire on September 30, 2018. We believe that our existing facilities are sufficient for our current needs for the foreseeable future.

ITEM 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

MARKET INFORMATION

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “CNCE” since February 13, 2014. Prior to that time, there was no public market for our common stock. Set forth below is the quarterly information with respect to the high and low prices for our common stock for the most recent fiscal year.

	High	Low
Year Ended December 31, 2014
First Quarter	$16.26	$11.42
Second Quarter	13.76	7.12
Third Quarter	15.19	7.50
Fourth Quarter	15.32	10.31

HOLDERS

As of January 31, 2015, there were 34 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from February 13, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2014. The comparison assumes $100 was invested after the market closed on February 13, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PURCHASE OF EQUITY SECURITIES

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

USE OF PROCEEDS FROM REGISTERED SECURITIES

We effected the initial public offering of our common stock through a Registration Statement on Form S-1 (File No. 333-193335) that was declared effective by the SEC on February 12, 2014, and a registration statement on Form S-1 (File No. 333-193920) filed pursuant to Rule 462(b) of the Securities Act that became effective on February 12, 2014. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $83.1 million.

As of January 31, 2015, we estimate that we had used approximately $45.1 million of the net proceeds primarily to fund the development of CTP-354, to advance and expand the research and preclinical development of additional product candidates and for working capital, capital expenditures and other general corporate purposes. None of the net proceeds were paid directly or indirectly to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliate of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We have invested the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

ITEM 6.	Selected Financial Data

The following tables set forth our selected consolidated financial data and has been derived from our audited consolidated financial statements. You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

	Years ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011
Revenue:
License and research and development revenue	$6,576	$23,408	$11,349	$13,967
Milestone revenue	2,000	2,000	1,500	5,500

Total revenue	8,576	25,408	12,849	19,467

Operating expenses:
Research and development	$27,474	$21,790	$24,193	$23,436
General and administrative	11,700	8,028	7,266	7,377

Total operating expenses	39,174	29,818	31,459	30,813

Loss from operations	(30,598)	(4,410)	(18,610)	(11,346)
Investment income	49	21	22	44
Interest and other expense	(1,150)	(1,667)	(1,856)	(18)

Net loss	$(31,699)	$(6,056)	$(20,444)	$(11,320)

Accretion on redeemable convertible preferred stock	(55)	(396)	(388)	(1,069)

Net loss applicable to common stockholders—basic and diluted	$(31,754)	$(6,452)	$(20,832)	$(12,389)

Net loss per share applicable to common stockholders—basic and diluted	$(2.00)	$(4.99)	$(16.15)	$(9.66)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	15,842	1,292	1,290	1,283

	Years ended December 31,
Consolidated balance sheet data:	2014	2013	2012	2011
(in thousands)
Cash and cash equivalents	$13,396	$9,638	$7,490	$22,949
Investments, available for sale	65,836	23,039	20,067	19,705
Working capital	63,102	18,128	20,940	33,861
Total assets	85,454	39,773	33,129	49,403
Deferred revenue	15,821	19,631	2,750	11,022
Loan payable, net of discount	7,101	14,919	19,731	7,135
Redeemable convertible preferred stock	—	112,244	111,848	111,460
Total stockholders’ equity (deficit)	$54,825	$(112,104)	$(106,687)	$(86,718)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Our approach starts with approved drugs, advanced clinical candidates or previously studied compounds that we believe can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties, thereby enhancing clinical safety, tolerability or efficacy. We believe our approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. We have a robust pipeline of wholly owned and collaboration programs.

The following summarizes our development programs.

•	AVP-786 is a combination of a deuterium-substituted dextromethorphan analog and an ultra-low dose of quinidine being investigated for treatment of neurologic and psychiatric disorders. We granted Avanir Pharmaceuticals, Inc., or Avanir, an exclusive worldwide license to develop and commercialize deuterated dextromethorphan analogs, including the analog in AVP-786. Subsequent to our agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. Avanir is conducting a Phase 2 clinical trial of AVP-786 as an adjunctive treatment for major depressive disorder and also has announced plans to advance AVP-786 into Phase 3 testing for Alzheimer’s agitation, following agreement with the United States Food and Drug Administration, or FDA.

•	CTP-499 is a novel, potentially first-in-class treatment for diabetic nephropathy that we are developing as an additive treatment to the current standard of care. We have completed a Phase 2 clinical trial and plan to seek one or more collaborators for future development of CTP-499 in diabetic nephropathy.

•	CTP-354 is a novel, potentially first-in-class, non-sedating treatment for spasticity that we are initially developing for use in patients with spinal cord injury and in patients with multiple sclerosis to address a significant unmet medical need in these markets. We have conducted Phase 1 clinical trials and intend to conduct additional non-clinical studies prior to initiating any Phase 2 clinical testing.

•	CTP-730 is a product candidate for the treatment of inflammatory diseases that is being developed under a collaboration with Celgene Pharmaceuticals, Inc., Celgene International Sarl and Celgene Corporation, together referred to as Celgene, to research, develop and commercialize certain deuterated compounds for the treatment of inflammation or cancer. In September 2014, we announced the initiation of a single ascending dose Phase 1 clinical trial designed to assess the safety, tolerability and pharmacokinetics of CTP-730. The Phase 1 clinical program is designed to also evaluate multiple ascending doses of CTP-730 and is expected to be completed in 2015.

•	JZP-386 is a product candidate containing a deuterated analog of sodium oxybate for potential use in patients with narcolepsy. We have granted Jazz Pharmaceuticals Ireland Limited, or Jazz Pharmaceuticals, worldwide rights to develop and commercialize deuterated sodium oxybate compounds, including JZP-386. Sodium oxybate is the active ingredient in Jazz Pharmaceuticals’ marketed drug Xyrem®. A second Phase 1 clinical trial evaluating JZP-386 was initiated in the first quarter of 2015 with data expected in the second quarter of 2015 which will inform the next steps in the development of the program.

•	Deuterated Ivacaftor is a potential treatment for cystic fibrosis. Cystic fibrosis is a life-threatening, hereditary genetic disease that primarily affects the lungs and digestive system. The cause is a defect in the gene that encodes for cystic fibrosis transmembrane conductance regulator, a protein which regulates components of sweat, mucus and digestion. According to the Cystic Fibrosis Foundation, an estimated 70,000 people worldwide have cystic fibrosis. Many people with the disease can now live into their 30s and beyond. We intend to advance the program into clinical evaluation in 2015.

We plan to continue to seek to identify compounds that can be improved through selective deuterium substitution and believe we are capable of identifying one to two novel deuterated compounds per year that we can advance into preclinical development while concurrently progressing our existing pipeline.

Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform, or deuterated chemical entity platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake non-clinical studies and clinical trials, manufacture product in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $145.3 million since inception through December 31, 2014 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations. In the first quarter of 2014, we completed the sale of 6,649,690 shares of common stock in our initial public offering, or IPO, at a price to the public of $14.00 per share, resulting in net proceeds to us of $83.1 million after deducting underwriting discounts and commissions of $6.5 million and offering costs of $3.5 million.

We have incurred net losses in each year from our inception in 2006 through 2014. Our net losses were $31.7 million, $6.1 million and $20.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We do not expect to be profitable for the year ending December 31, 2015. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	continue to develop and conduct additional non-clinical studies and clinical trials with respect to CTP-354;

•	initiate and continue research, non-clinical and clinical development efforts for our other product candidates and potential product candidates;

•	seek to identify additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional personnel;

•	add equipment and physical infrastructure to support our research and development; and

•	continue to implement the infrastructure necessary to support our product development and help us comply with our obligations as a public company.

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

COLLABORATIONS

We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. They also have provided us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible to seek an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. For example, our collaborator Avanir reported agreeing with the FDA to an expedited development pathway for AVP-786. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations:

•	Celgene. In April 2013, we entered into a master development and license agreement with Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting inflammation or cancer. The collaboration is initially focused on one compound in the initial program, CTP-730, targeting inflammatory disease, but has the potential to encompass up to four programs. For the initial program, we granted Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of a selected non-deuterated compound and certain close chemical derivatives thereof. We further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program. We and Celgene have agreed on the non-deuterated compounds for each of the two additional license programs. For the option program, Celgene may select the non-deuterated compound at a later time, which, unless otherwise agreed by us, will be limited to a compound for which Celgene possesses exclusive rights. With respect to the two additional license programs, we granted Celgene an upfront exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the agreed upon non-deuterated compounds. Celgene is restricted from utilizing their research, development and commercialization rights under each of these upfront licenses, unless, within seven years after the effective date of the agreement, Celgene pays us a license exercise fee. If Celgene does not elect to pay the license exercise fee during the seven year period, the license will expire. With respect to the option program, once a compound is selected, Celgene may exercise its option by paying us an option exercise fee within seven years of the effective date of the agreement, and upon Celgene’s exercise of the option we will grant to Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the selected non-deuterated compound.

Under the agreement, we received a non-refundable, upfront payment of $35.0 million. In addition, we are eligible to earn up to $23.0 million in development milestone payments, including $8.0 million related to the completion of Phase 1 clinical trials, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the initial program. If Celgene exercises its rights with respect to either of the two additional license programs, we will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs we are eligible to receive up to $100.0 million in sales-based milestone payments based on net sales of products, and with respect to the other additional license program we are eligible to receive up to $50.0 million in sales-based milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program in respect of a compound to be identified at a later time, we will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.

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

Under the agreement, we are responsible for conducting and funding research and development activities for the initial program at our own expense pursuant to mutually agreed-upon development plans. These activities consist of the completion of single and multiple ascending dose Phase 1 clinical trials and any mutually agreed upon additional Phase 1 clinical trials. If Celgene exercises its rights with respect to any additional program and pays us the applicable exercise fee, we are responsible for conducting research and development activities at our own expense pursuant to mutually agreed upon development plans until the completion of the first Phase 1 clinical trial, which will be defined in each development plan on a program-by-program basis. In addition, if Celgene exercises its rights with respect to the option program and pays us the applicable exercise fee, we are responsible for seeking to generate a deuterated compound for clinical development in the selected option program at our own expense.

•	Avanir. In February 2012, we entered into a development and license agreement with Avanir under which we granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan containing products. Subsequent to our agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc. Avanir is developing AVP-786, which is a combination of a deuterated dextromethorphan analog and an ultra-low dose of quinidine, for the treatment of neurologic and psychiatric disorders.

Under the agreement, we received a non-refundable upfront payment of $2.0 million, a milestone payment of $2.0 million in 2013, and a milestone payment of $2.0 million in 2014. We are also eligible to earn, with respect to licensed products comprising a combination of deuterated dextromethorphan and quinidine, a $2.0 million milestone payment related to dosing in a Phase 3 clinical trial for AVP-786, up to $37.0 million in regulatory and commercial launch milestone payments and up to $125.0 million in sales-based milestone payments. In addition, we are eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deuterated dextromethorphan only in combination with quinidine. Avanir also is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on worldwide net sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of expiration of specified patent coverage or 10 years following commercial launch. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country.

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

We, together with Jazz Pharmaceuticals, are conducting certain development activities for a Phase 1 clinical trial with respect to JZP-386 pursuant to an agreed upon development plan. We are responsible under the development plan for conducting a Phase 1 clinical trial with respect to JZP-386. Thereafter, our obligations to conduct further development activities are subject to mutual agreement. Jazz Pharmaceuticals has assumed all manufacturing responsibilities. Pursuant to the agreement, our costs for activities under the development plan, including pass-through costs and the costs of our employees’ time at a rate per full-time equivalent year of our employees’ time, which we mutually agreed to, are reimbursed by Jazz Pharmaceuticals, except for the costs of an additional Phase 1 clinical trial that was initiated in the first quarter of 2015, which will be shared between Jazz Pharmaceuticals and us. This reimbursement is subject to limitations specified in the agreement, including adherence within a particular percentage to the development budget. Under the agreement, Jazz Pharmaceuticals is subject to specified diligence obligations regarding the development and commercialization of licensed products.

Under the agreement, we received a non-refundable upfront payment of $4.0 million and we are also eligible to earn an aggregate of up to $8.0 million in development milestone payments, up to $35.0 million in regulatory milestone payments and up to $70.0 million in sales-based milestone payments based on net sales of licensed products. In addition, Jazz Pharmaceuticals is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20%, on a country-by-country and licensed product-by-licensed product basis, on net sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of the expiration of specified patent coverage or 10 years following commercial launch. The royalty rate is lowered, on a country-by-country basis, under certain circumstances as specified in the agreement.

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

•	Fast Forward LLC. In addition to these collaborations, in February 2012, we entered into a sponsored research agreement with Fast Forward LLC, or Fast Forward, a subsidiary of the National Multiple Sclerosis Society, to fund the preclinical advancement of CTP-354. Under the Fast Forward agreement, we received a non-refundable upfront payment of $0.2 million, as well as further non-refundable payments of $0.6 million for the achievement of the preclinical development milestones set forth in the agreement. We are obligated to make milestone payments to Fast Forward not in excess of a low-single digit multiple of the funding amount if we commercialize CTP-354 or license the development and commercialization of CTP-354 to a third party.

•

Glaxo Group Limited. In May 2009, we entered into a research and development collaboration and license agreement with Glaxo Group Limited, or GSK, to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499. Our agreement with GSK, as subsequently amended, expired in May 2012 after GSK opted out of further development under the agreement and made a

$2.75 million payment to us. The rights to the product candidates developed under the agreement have reverted to us and we are free to pursue them without further obligation to GSK other than to repay GSK an amount of up to $2.75 million if we commercialize CTP-499 or if, prior to a specified date in 2018, we re-license or transfer rights to CTP-499 to a third party.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salary, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials;

•	the cost of acquiring, developing and manufacturing clinical trial materials;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies;

•	platform-related lab expenses, which consist of costs related to synthesis, analysis and in vitro and in vivo characterization of deuterated compounds to support the selection and progression of potential product candidates;

•	expenses related to consultants and advisors; and

•	costs associated with non-clinical activities and regulatory operations.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other research and development activities beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

We anticipate that our general and administrative expenses will increase in the future as our pipeline grows and matures. Additionally, if and when we believe a regulatory approval of the first product candidate that we intend to commercialize on our own appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales, marketing and distribution of our product candidates.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates:

•	revenue recognition;

•	accrued research and development expense; and

•	stock-based compensation.

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

•	contract research organizations in connection with clinical trials;

•	investigative sites in connection with clinical trials;

•	vendors in connection with non-clinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.

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

Stock-Based Compensation

Since our inception in May 2006, we have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718, to account for all stock-based compensation. We use the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards on the date of grant, which requires the use of subjective and complex assumptions to determine the fair value of stock-based awards, including the award’s expected term and the price volatility of the underlying stock. We recognize the value of the portion of the awards that is ultimately expected to vest as expense over the requisite vesting periods on a ratable basis for the entire award. Our awards granted to employees generally have a ten year term and typically vest over a four year period.

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

The expected term of awards represents the period of time that the awards are expected to be outstanding. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate was estimated using an average of treasury bill interest rates over a period commensurate with the expected term of the option at the time of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss as follows:

	Years ended December 31,
(in thousands)	2014	2013	2012
Research and development	$802	$583	$564
General and administrative	891	420	304

Total	$1,693	$1,003	$868

We have computed the fair value of employee stock options at the date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2014	2013	2012
Expected volatility	80.94%	70.10%	72.80%
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.90%	1.69%	0.95%
Expected dividend yield	0.00%	0.00%	0.00%

Prior to our IPO, the estimated fair value of our common stock was determined by our board of directors based on contemporaneous and retrospective valuation estimates provided by management and prepared in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation as well as independent third-party valuations. Our valuations of our common stock were based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which we sold shares of preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant and the likelihood of achieving a liquidity event such as an IPO. Since our IPO, the exercise price per share of all option grants has been set at the closing price of our common stock on The NASDAQ Global Market on the applicable date of grant.

PENDING ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for us retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. We are currently assessing the impact of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB ASC 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for our fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017. We are still evaluating the impact of this ASU on our financial statement disclosures.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013, together with the changes in those items in dollars.

	Year ended December 31,
(in thousands)	2014	2013	Change
Revenue:
License and research and development revenue	$6,576	$23,408	$(16,832)
Milestone revenue	2,000	2,000	—

Total revenue	8,576	25,408	(16,832)
Operating expenses:
Research and development	27,474	21,790	5,684
General and administrative	11,700	8,028	3,672

Total operating expenses	39,174	29,818	9,356

Loss from operations	(30,598)	(4,410)	(26,188)
Investment income	49	21	28
Interest and other expense	(1,150)	(1,667)	517

Net loss	$(31,699)	$(6,056)	$(25,643)

Revenue

Revenue was $8.6 million for the year ended December 31, 2014, compared to $25.4 million for the year ended December 31, 2013, a decrease of $16.8 million. The decrease in revenue was primarily due to license revenue recognized during the year ended December 31, 2013 of $17.0 million in connection with the initial license deliverable under our collaboration agreement with Celgene, partially offset by an increase of $2.4 million recognized for services performed under our Celgene agreement during the year ended December 31, 2014. The increase in services performed during the year ended December 31, 2014 was primarily attributable to the initiation of a single ascending dose Phase 1 clinical trial of CTP-730 during the year ended December 31, 2014.

Additionally, revenue recognized under our Jazz Pharmaceuticals collaboration decreased by $2.2 million, primarily as a result of the $3.7 million recognized for the license deliverable during the year ended December 31, 2013, partially offset by a $1.5 million increase in revenue recognized during the year ended December 31, 2014 for services performed under our Jazz Pharmaceuticals agreement. The increase in services performed during the year ended December 31, 2014 was primarily attributable to the conduct of a Phase 1 clinical trial of JZP-386 during the year ended December 31, 2014.

As of December 31, 2014, we had deferred revenue of:

•	$12.9 million related to our collaboration with Celgene, $5.8 million of which is classified as current and $7.1 million of which is classified as long-term, on our consolidated balance sheet;

•	$0.2 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 24 months; and

•	$2.8 million related to a payment received from GSK that we will not recognize as revenue until all repayment obligations lapse.

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the years ended December 31, 2014 and 2013, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investment in the program during these periods.

	Year ended December 31,
(in thousands)	2014	2013
Direct research and development expenses:
CTP-499	$1,377	$3,903
CTP-354	5,921	1,771
JZP-386	2,207	253
CTP-730	1,904	455

Total direct research and development expenses	11,409	6,382

Employee and contractor-related expenses	10,523	10,723
Platform-related lab expenses	2,459	1,395
Facility expenses	2,742	2,802
Other expenses	341	488

Personnel and other expenses	16,065	15,408

Total research and development expenses	$27,474	$21,790

Research and development expenses were $27.5 million for the year ended December 31, 2014, compared to $21.8 million for the year ended December 31, 2013, an increase of $5.7 million. The increase was primarily due to a $4.2 million increase in CTP-354 expenses due to the conduct of Phase 1 clinical trials and other non-clinical development activities, a $2.0 million increase in JZP-386 expenses as a result of the conduct of a Phase 1 clinical trial and an increase of $1.4 million in CTP-730 expenses which was primarily attributable to the initiation of a Phase 1 clinical trial as well as certain non-clinical development activities. These increases were partially offset by a $2.5 million decrease in CTP-499 expense due to the completion of dosing for the second part of our Phase 2 clinical trial in December 2013, partially offset by costs incurred during the year ended December 31, 2014 associated with the open-label extension study that was the final part of Phase 2 clinical trial.

The $1.1 million increase in platform-related lab expenses was primarily associated with certain ongoing research programs.

General and administrative expenses

General and administrative expenses were $11.7 million for the year ended December 31, 2014, compared to general and administrative expenses of $8.0 million for the year ended December 31, 2013. The increase was primarily due to a $2.0 million increase in cash compensation and non-cash stock-based compensation expense and recruiting expense, a $1.3 million increase of expenses incurred during the year ended December 31, 2014 in connection with our becoming a public company, including directors and officers insurance premiums and professional fees, and a $0.2 million increase in rent and facility expense, which was partially attributable to the lease amendment executed in August 2014 as well as an increase in higher facility operating expenses.

Interest and other expense

Interest and other expense was $1.2 million for the year ended December 31, 2014, compared to $1.7 million for the year ended December 31, 2013. The decrease was primarily attributable to a decrease in interest expense associated with our debt facility with Hercules, which decreased by $0.6 million for the year ended December 31, 2014 compared to the prior year due to a lower principal balance outstanding. The decrease was partially offset by a $0.1 million increase in expense recognized during the year ended December 31, 2014 in connection with the re-measurement of the fair value of the redeemable convertible preferred stock warrant that we issued to Hercules in connection with draws under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods.

Comparison of the years ended December 31, 2013 and 2012

The following table summarizes our results of operations for the years ended December 31, 2013 and 2012, together with the changes in those items in dollars.

	Year ended December 31,
(in thousands)	2013	2012	Change
Revenue:
License and research and development revenue	$23,408	$11,349	$12,059
Milestone revenue	2,000	1,500	500

Total revenue	25,408	12,849	12,559
Operating expenses:
Research and development	21,790	24,193	(2,403)
General and administrative	8,028	7,266	762

Total operating expenses	29,818	31,459	(1,641)

Loss from operations	(4,410)	(18,610)	14,200
Investment income	21	22	(1)
Interest and other expense	(1,667)	(1,856)	189

Net loss	$(6,056)	$(20,444)	$14,388

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

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the years ended December 31, 2013 and 2012, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investment in the program during these periods.

	Year ended December 31,
(in thousands)	2013	2012
Direct research and development expenses:
CTP-499	$3,903	$5,967
CTP-354	1,771	1,091
JZP-386	253	53
CTP-730	455	19

Total direct research and development expenses	6,382	7,130

Employee and contractor-related expenses	10,723	9,031
Platform-related lab expenses	1,395	4,676
Facility expenses	2,802	2,833
Other expenses	488	523

Personnel and other expenses	15,408	17,063

Total research and development expenses	$21,790	$24,193

Research and development expenses were $21.8 million for the year ended December 31, 2013, compared to $24.2 million for the year ended December 31, 2012, a decrease of $2.4 million. The decrease was primarily due to a $2.1 million decrease in CTP-499 expenses due to the completion of a preclinical toxicology study in August 2012 and subjects completing the Phase 2 clinical trial during the year ended December 31, 2013, a $3.3 million decrease in platform-related laboratory expenses, which was partially attributable to a $1.5 million decrease in expenses due to the completion of a Phase 1 clinical trial in May 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of December 31, 2014, we had an accumulated deficit of $145.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.

We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations. As of December 31, 2014 we had cash and cash equivalents and investments of $79.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
(in thousands)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$(29,760)	$13,018	$(26,427)
Investing activities	(44,452)	(3,637)	(1,200)
Financing activities	77,970	(7,233)	12,168

Net increase (decrease) in cash and cash equivalents	$3,758	$2,148	$(15,459)

Comparison of the years ended December 31, 2014, 2013 and 2012

Operating activities. During the years ended December 31, 2014, 2013 and 2012, our operating activities used cash of $29.8 million, provided cash of $13.0 million and used cash of $26.4 million, respectively. The cash provided by or used for operating activities generally approximates our net (loss) income adjusted for non-cash items and changes in operating assets and liabilities. The cash provided by operating activities during the year ended December 31, 2013 was primarily due to receipt of non-refundable upfront payments of $35.0 million and $4.0 related to our collaborations with Celgene and Jazz Pharmaceuticals, respectively, in the year ended December 31, 2013. The increase in cash used during the year ended December 31, 2014 as compared to the years ended December 31, 2013 and 2012 was primarily attributable to increased operating expenses, adjusted for non-cash items, which were due to increased research development activities as well as higher general and administrative expenses as a result of operating as a public company during the year ended December 31, 2014.

Investing activities. Net cash used in investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the years ended December 31, 2014, 2013 and 2012 was $89.2 million, $29.9 million and $38.4 million, respectively. Net cash provided by maturities of investments for the years ended December 31, 2014, 2013 and 2012 was $45.5 million, $26.7 million and $37.7 million, respectively. Purchases of fixed assets during the years ended December 31, 2014, 2013 and 2012 were $0.8 million, $0.4 million and $0.5 million, respectively. The increase in cash used in investing activities for the year ended December 31, 2014 as compared to the years ended December 31, 2013 and 2012 was primarily related to the investment of our IPO proceeds. The increase in cash used in purchases of fixed assets for the year ended December 31, 2014 as compared to the years ended December 31, 2013 and 2012 was partially due to additional management information systems and infrastructure necessary to operate as a public company as well as to support our product development pipeline.

Financing activities. During the years ended December 31, 2014, 2013 and 2012, our financing activities provided cash of $78.0 million, used cash of $7.2 million and provided cash of $12.2 million, respectively. The cash provided by financing activities during the year ended December 31, 2014 was primarily due to the receipt of IPO proceeds (net of underwriting discounts and commissions but prior to deducting other transaction expenses) of $86.6 million. Cash payments of IPO related expenses totaled $1.4 million and $2.0 million during the years ended December 31, 2014 and 2013, respectively. Principal payments under our debt facility with Hercules totaled $7.9 million, $4.9 million and $0 during the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, proceeds from the issuance of debt under our debt facility with Hercules totaled $12.5 million during the year ended December 31, 2012. Proceeds from the issuance of common stock in connection with the exercise of stock options totaled $1.0 million, $32 thousand and $0 during the years ended December 31, 2014, 2013 and 2012, respectively.

Credit Facilities

In December 2011, we executed a Loan and Security Agreement with Hercules, which provided for up to $20.0 million in funding, to be made available in two tranches. We borrowed the first tranche of $7.5 million in December 2011 and the second tranche of $12.5 million in March 2012. As of December 31, 2014, an aggregate of $7.2 million of principal and accrued interest remained outstanding under the Loan and Security Agreement.

Each advance under the Loan and Security Agreement bears interest at a variable rate equal to the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however that the per annum rate of interest rate shall not exceed 11%. We were required to pay interest only on the indebtedness through April 30, 2013. We are now repaying our remaining indebtedness under the Loan and Security Agreement in 10 equal monthly payments of principal and interest of $0.7 million through October 1, 2015.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of December 31, 2014, will enable us to fund our operating expenses, debt service and capital expenditure requirements into the second half of 2016, without giving effect to potential milestone payments that we may receive under existing collaboration agreements. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual obligations

In August 2014, we entered into an amendment of lease for our headquarters in Lexington, Massachusetts, pursuant to which we will lease through September 30, 2018 the approximately 45,000 square feet of office and laboratory space that was covered by the lease prior to the amendment as well as an additional 5,000 square feet of office space. A tenant improvement allowance of $0.4 million was provided by the landlord under the amendment for general improvements. The amendment also provided for the waiver of the remaining monthly payments due under our outstanding leasehold improvement loan, totaling $0.3 million as of December 31, 2014, and a reduction in the letter of credit we delivered under the lease from $0.7 million to $0.4 million. Waiver of the leasehold improvement loan will occur on a monthly basis from October 1, 2014 through September 30, 2015 and was considered to represent a lease incentive. Accordingly, the remaining principal balance of the leasehold improvement loan as of December 31, 2014 has been classified as a component deferred lease incentive in our consolidated balance sheet and will be recognized over the remainder of the extended lease term.

The following table summarizes our contractual obligations at December 31, 2014:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$7,462	$7,462	$—	$—	$—
Operating lease obligations(2)	5,843	1,540	3,095	1,208	—

Total contractual obligations	$13,305	$9,002	$3,095	$1,208	$—

(1)	Consists of payment obligations for principal and interest under our debt facility with Hercules. As of December 31, 2014, we had $7.2 million in outstanding borrowings under the debt facility, bearing interest at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, subject to a cap of 11%. Under the terms of the loan and security agreement governing the debt facility, we were required to pay interest only through April 30, 2013, which from January 1, 2013 to April 30, 2013 consisted of monthly payments of $0.1 million. Following April 30, 2013, we are required to repay this indebtedness in equal monthly payments of $0.7 million through October 1, 2015. The loans under the debt facility are collateralized by a lien on substantially all of our corporate assets, excluding intellectual property, which is subject to a negative pledge under the loan and security agreement. The loan and security agreement contains default provisions that include the occurrence of a material adverse effect, as defined therein, that would entitle the lender to declare all principal, interest and other amounts owed by us under the loan and security agreement immediately due and payable.
(2)	Consists of future lease payments under the operating lease for our office and laboratory space at 99 Hayden Avenue, Lexington, Massachusetts. The operating lease expires on September 30, 2018.

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

We had cash and cash equivalents and investments of $79.2 million as of December 31, 2014 and $32.7 million as of December 31, 2013, in each case primarily money market mutual funds and available-for-sale securities consisting of U.S. government-backed and agency securities. The increase in cash and cash equivalents and investments during the year ended December 31, 2014 was primarily the result of our receipt of IPO proceeds of $86.6 million (net of underwriting discount and commissions but prior to deducting other transaction expenses) in February 2014. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

We had outstanding borrowings under our debt facility with Hercules of $7.2 million as of December 31, 2014 and $15.1 million as of December 31, 2013. Interest is payable at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. As a result of the 11% maximum annual interest rate and interest rate protection until prime exceeds 5.25%, we have limited exposure to changes in interest rates on borrowings under this facility. A hypothetical 100 basis point increase in the prime rate as of December 31, 2014 would have no effect on the amount of our required interest payments under the debt facility through maturity on October 1, 2015.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2014, 2013 and 2012.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Concert Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Concert Pharmaceuticals, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concert Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 2, 2015

CONCERT PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Amounts in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$13,396	$9,638
Investments, available for sale	65,836	23,039
Interest receivable	262	92
Accounts receivable	1,021	170
Prepaid expenses and other current assets	1,205	1,106

Total current assets	81,720	34,045
Property and equipment, net	2,284	2,473
Restricted cash	400	706
Other assets	50	2,549

Total assets	$84,454	$39,773

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$560	$971
Accrued expenses and other liabilities	5,002	2,475
Deferred revenue, current portion	5,955	4,321
Leasehold improvement loan, current portion	—	332
Loan payable, net of discount	7,101	7,818

Total current liabilities	18,618	15,917
Deferred revenue, net of current portion	9,866	15,310
Leasehold improvement loan, net of current portion	—	249
Deferred lease incentive, net of current portion	888	385
Deferred rent, net of current portion	257	208
Warrant to purchase redeemable securities	—	463
Loan payable, net of current portion and discount	—	7,101

Total liabilities	29,629	39,633
Commitments
Redeemable convertible preferred stock; $0.001 par value per share; 0 and 62,916,667 shares (Series A, B, C, D) authorized, 0 and 56,047,067 shares issued and outstanding in 2014 and 2013, respectively	—	112,244
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding in 2014	—	—
Common stock, $0.001 par value per share; 100,000,000 and 83,716,667 shares authorized, 18,234,068 and 1,298,300 shares issued and outstanding in 2014 and 2013, respectively	18	1
Additional paid-in capital	200,157	1,528
Accumulated other comprehensive income	(14)	4
Accumulated deficit	(145,336)	(113,637)

Total stockholders’ equity (deficit)	54,825	(112,104)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$84,454	$39,773

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2014	2013	2012
	(Amounts in thousands, except per share data)
Revenue:
License and research and development revenue	$6,576	$23,408	$11,349
Milestone revenue	2,000	2,000	1,500

Total revenue	8,576	25,408	12,849

Operating expenses:
Research and development	27,474	21,790	24,193
General and administrative	11,700	8,028	7,266

Total operating expenses	39,174	29,818	31,459

Loss from operations	(30,598)	(4,410)	(18,610)
Investment income	49	21	22
Interest and other expense	(1,150)	(1,667)	(1,856)

Net loss	$(31,699)	$(6,056)	$(20,444)

Other comprehensive loss:
Unrealized loss on investments	(18)	—	(5)

Comprehensive loss	$(31,717)	$(6,056)	$(20,449)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(31,699)	$(6,056)	$(20,444)
Accretion on redeemable convertible preferred stock	(55)	(396)	(388)

Net loss applicable to common stockholders—basic and diluted	$(31,754)	$(6,452)	$(20,832)

Net loss per share applicable to common stockholders—basic and diluted	$(2.00)	$(4.99)	$(16.15)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	15,842	1,292	1,290

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Carrying value	Shares	Amount
	(in thousands, except share data)

Balance at December 31, 2011	56,047,067	$111,460	1,290,238	$1	$409	$9	$(87,137)	$(86,718)
Accretion of redeemable convertible preferred stock to redemption value		388	—	—	(388)	—	—	(388)
Unrealized gain on short-term investments	—	—	—	—	—	(5)	—	(5)
Stock-based compensation expense	—	—	—	—	868	—	—	868
Net loss	—	—	—	—	—	—	(20,444)	(20,444)

Balance at December 31, 2012	56,047,067	$111,848	1,290,238	$1	$889	$4	$(107,581)	$(106,687)

Accretion of redeemable convertible preferred stock to redemption value	—	396	—	—	(396)	—	—	(396)
Exercise of stock options	—	—	8,062	—	32	—	—	32
Stock-based compensation expense	—	—	—	—	1,003	—	—	1,003
Net loss	—	—	—	—	—	—	(6,056)	(6,056)

Balance at December 31, 2013	56,047,067	$112,244	1,298,300	$1	$1,528	$4	$(113,637)	$(112,104)

Accretion of redeemable convertible preferred stock to redemption value	—	55	—	—	(55)	—	—	(55)
Proceeds from IPO, net of underwriting discounts and offering expenses	—	—	6,649,690	7	83,112	—	—	83,119
Conversion of preferred stock into common stock	(56,047,067)	(112,299)	9,919,821	10	112,289	—	—	112,299
Reclassification of warrant	—	—	—	—	581	—	—	581
Exercise of stock options	—	—	366,257	—	1,009	—	—	1,009
Unrealized gain (loss) on short-term investments	—	—	—	—	—	(18)	—	(18)
Stock-based compensation expense	—	—	—	—	1,693	—	—	1,693
Net loss	—	—	—	—	—	—	(31,699)	(31,699)

Balance at December 31, 2014	—	$—	18,234,068	$18	$200,157	$(14)	$(145,336)	$54,825

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net loss	$(31,699)	$(6,056)	$(20,444)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,052	1,346	1,452
Stock-based compensation expense	1,693	1,003	868
Accretion of premiums and discounts on investments	833	302	365
Amortization of discount on loan payable	98	97	96
Amortization of deferred financing costs	38	38	39
Re-measurement of warrant to purchase redeemable securities	117	4	291
Amortization of deferred lease incentive	(367)	(513)	(513)
Changes in operating assets and liabilities:
Accounts receivable	(851)	(157)	487
Interest receivable	(170)	10	26
Prepaid expenses and other current assets	(137)	32	(364)
Restricted cash	306	—	—
Other assets	82	69	5
Accounts payable	(32)	158	(764)
Accrued expenses and other liabilities	2,863	(15)	432
Landlord lease incentive	350	—	—
Deferred rent	(126)	(181)	(131)
Deferred revenue	(3,810)	16,881	(8,272)

Net cash (used in) provided by operating activities	(29,760)	13,018	(26,427)

Investing activities
Purchases of property and equipment	(804)	(363)	(468)
Purchases of investments	(89,188)	(29,929)	(38,398)
Maturities of investments	45,540	26,655	37,666

Net cash used in investing activities	(44,452)	(3,637)	(1,200)

Financing activities
Proceeds from issuance of loan payable, net of issuance costs	—	—	12,500
Principal payments on loan payable	(7,916)	(4,909)	—
Repayment of leasehold improvement loan	(266)	(332)	(332)
Proceeds from initial public offering, net of underwriting discounts and commissions	86,579	—	—
Proceeds from issuance of common stock	1,009	32	—
Payment of initial public offering costs	(1,436)	(2,024)	—

Net cash provided by (used in) financing activities	77,970	(7,233)	12,168

Net increase (decrease) in cash and cash equivalents	3,758	2,148	(15,459)
Cash and cash equivalents at beginning of period	9,638	7,490	22,949

Cash and cash equivalents at end of period	$13,396	$9,638	$7,490

Supplemental cash flow information:
Cash paid for interest	$992	$1,601	$1,339
Property and equipment included in accrued expenses and other liabilities	$60	$—	$—
Initial public offering costs incurred but unpaid at period end	$—	$475	$—

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Concert Pharmaceuticals, Inc., or Concert or the Company, was incorporated on April 12, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that applies its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach starts with approved drugs, advanced clinical candidates or previously studied compounds that the Company believes can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties, enhancing clinical safety, tolerability or efficacy. The Company believes this approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. The Company’s pipeline includes five clinical-stage candidates and a number of preclinical compounds that it is actively assessing.

In the first quarter of 2014, the Company closed its initial public offering, or IPO, in which the Company sold 6,649,690 shares of common stock, including shares sold under the underwriters’ over-allotment option, at a price to the public of $14.00 per share. The Company’s net proceeds from the IPO were $83.1 million after deducting underwriting discounts and commissions and offering expenses. In preparation for the IPO, the Company’s Board of Directors and stockholders approved a one-for-5.65 reverse stock split of the Company’s common stock that was effected on January 29, 2014. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In conjunction with the IPO, all outstanding shares of the Company’s preferred stock automatically converted into 9,919,821 shares of common stock and the outstanding warrant to purchase 400,000 shares of Series C redeemable convertible preferred stock converted into a warrant to purchase 70,796 shares of common stock at an exercise price of $14.13 per share. As of December 31, 2014, there were 18,234,068 shares of common stock outstanding. The significant increase in shares of common stock outstanding in the first quarter of 2014 is expected to impact the year-over-year comparability of the Company’s net earnings (loss) per share calculations until the first quarter of 2015.

The Company had cash and cash equivalents and investments of $79.2 million at December 31, 2014. The Company believes that its existing cash and cash equivalents and investments will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months. Management expects the Company to continue to incur losses for the foreseeable future. The Company’s ability to achieve profitability in the future is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with collaborators or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

2. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. All material long-lived assets of the Company reside in the United States.

The accompanying consolidated financial statements include the accounts of Concert Pharmaceuticals, Inc. and its wholly owned subsidiary, Concert Pharmaceuticals Securities Corporation, which is a Massachusetts subsidiary created to buy, sell and hold securities. All intercompany transactions and balances have been eliminated.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cash, cash equivalents and investments included the following at December 31, 2014 and 2013 (in thousands):

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2014
Cash		$1,492	$—	$—	$1,492
Money market funds		11,904	—	—	11,904

Cash and cash equivalents		$13,396	$—	$—	$13,396

U.S. Treasury obligations	171 days	$12,037	$(2)	$—	$12,035
Government agency securities	194 days	53,813	3	(15)	53,801

Investments		$65,850	$1	$(15)	$65,836

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2013
Cash		$2,188	$—	$—	$2,188
Money market funds		7,450	—	—	7,450

Cash and cash equivalents		$9,638	$—	$—	$9,638

U.S. Treasury obligations	301 days	$500	$—	$—	$500
Government agency securities	324 days	22,535	4	—	22,539

Investments		$23,035	$4	$—	$23,039

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

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2014 and December 31, 2013, the Company’s financial assets and liabilities recognized at fair value consisted of the following:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Money market funds, included in cash equivalents	$11,904	$—	$—	$11,904
Investments, available for sale:
U.S. Treasury obligations	12,035	—	—	12,035
Government agency securities	53,801	—	—	53,801

Total	$77,740	$—	$—	$77,740

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets:
Money market funds, included in cash equivalents	$7,450	$—	$—	$7,450
Investments, available for sale:
U.S. Treasury obligations	500	—	—	500
Government agency securities	22,539	—	—	22,539

Total	$30,489	$—	$—	$30,489

Liabilities:
Warrant to purchase redeemable securities	$—	$—	$463	$463

The fair value of the preferred stock warrant liability was determined based on Level 3 inputs utilizing the Black-Scholes-Merton option pricing model. On February 19, 2014, upon completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant as of February 19, 2014 to additional paid-in capital. The assumptions used to value the warrant are more fully described in Note 12.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of money market funds and investments and accounts receivable. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no foreign exchange contracts, option contracts or other foreign exchange hedging arrangements.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2014 and 2013, substantially all of the Company’s cash was deposited in accounts at two highly rated financial institutions, thus limiting the amount of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits.

Accounts receivable represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.

Property and Equipment

Property and equipment are recognized at cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. Potential impairment is assessed when there is evidence that events or circumstances indicate that the carrying amount of an asset may not be recovered. No such impairment losses have been recorded through December 31, 2014.

Rent Expense

The Company’s operating lease for its Lexington, Massachusetts facility provides for scheduled annual rent increases throughout the lease term. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full term of the lease, which expires in 2018. Additionally, the Company has received certain lease incentives in connection with the Lexington, Massachusetts facility lease, which are recognized as a reduction to rent expense over the remaining lease term. Refer to Note 9 for additional details regarding the Company’s operating lease.

Contingencies

The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred.

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

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

following the balance sheet date are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The Company’s revenue is currently generated through collaborative research and development and licensing agreements. The terms of these agreements typically contain multiple elements, or deliverables, which may include licenses, or options to obtain licenses, to product candidates, referred to as exclusive licenses, as well as research and development activities to be performed by the Company on behalf of the collaboration partner related to the licensed product candidates. The terms of these agreements may include payments to the Company of one or more of the following: a nonrefundable, upfront payment; milestone payments; payment of license exercise or option fees with respect to product candidates; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, the Company has received upfront payments, several milestone payments and certain research and development service payments but has not received any license exercise or option fees or earned royalty revenue as a result of product sales.

When evaluating multiple element arrangements, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. Determining the BESP for a deliverable requires significant judgment. The Company has used its BESP to estimate the selling price for licenses to the Company’s proprietary technology, since the Company does not have VSOE or TPE of selling price for these deliverables. In those circumstances where the Company utilizes BESP to determine the estimated selling price of a license to the Company’s proprietary technology, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreement, estimated development costs, and the probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating the Company’s BESP, the Company evaluates whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple deliverables.

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

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts, so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related amount is reasonably assured.

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

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Research and Development Costs

Research and development costs are expensed as incurred.

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

Direct research and development expenses associated with the Company’s programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of the Company’s clinical program include salaries, stock based compensation, and an allocation of the Company’s facility costs. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.

Accounting for Stock-Based Compensation

The Company issues stock options to certain employees, officers and directors. The Company accounts for stock compensation using the fair value method, which results in the recognition of compensation expense over the vesting period of the awards. See Note 7 for additional information.

Prior to the Company’s IPO, the estimated fair value of its common stock was determined by the Company’s board of directors based on contemporaneous and retrospective valuation estimates provided by management and prepared in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, as well as independent third-party valuations. The Company’s valuations of its common stock were based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which it sold shares of preferred stock, the superior rights and preferences of securities senior to its common stock at the time of each grant and the likelihood of achieving a liquidity event such as an IPO. Following the Company’s IPO, the fair value of the shares of common stock underlying stock options has been the closing price on the option grant date.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company leases office space under a non-cancelable operating lease which is further described in Note 9, Commitments. The Company has a standard indemnification arrangement under the lease that requires it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or non-performance of any covenant or condition of the Company’s lease.

As of December 31, 2014 and 2013, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains and losses on investments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income (loss) allocable to common stockholders, computed as the sum of net income (loss) and accretion on the Company’s redeemable convertible preferred stock, by the weighted average number of common shares outstanding. During periods of income where participating securities are outstanding, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Prior to its automatic conversion into common stock upon the closing of the IPO, the Company’s redeemable convertible preferred stock was entitled to participate in any dividends declared by the Company and was therefore considered to constitute participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted earnings (loss) per share is computed after giving consideration to the dilutive effect of stock options and a warrant that are outstanding during the periods, except where such securities would be anti-dilutive.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the first quarter of 2014, the Company issued an additional 6,649,690 shares of common stock in connection with its IPO and 9,919,821 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock upon the closing of the IPO. The issuance of these shares resulted in a significant increase in the Company’s weighted-average shares of common stock outstanding for the year ended December 31, 2014 when compared to the prior year periods and is expected to continue to impact the year-over-year comparability of the Company’s earnings (loss) per share calculations until the first quarter of 2015.

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2014	2013	2012
Preferred stock	—	9,920	9,920
Warrant	71	71	71
Outstanding stock options	2,689	1,953	1,960

	2,760	11,944	11,951

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company retrospectively beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15 ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company’s fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017. The Company is still evaluating the impact of this ASU on its financial statement disclosures.

3. Restricted Cash

At December 31, 2014 and 2013, $0.4 million and $0.7 million, respectively, of the Company’s cash is restricted by a bank as collateral for a stand-by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s Lexington, Massachusetts facility.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Property and Equipment

Property and equipment consists of the following at December 31, 2014 and 2013 (in thousands):

	Estimated useful life (in years)	December 31, 2014	December 31, 2013
Laboratory equipment	5	$1,544	$2,062
Computer, telephone and office equipment	3	175	143
Software	3	88	66
Leasehold improvements	Lesser of useful life or remaining lease term	6,392	5,848

		8,199	8,119
Less accumulated depreciation and amortization		(5,915)	(5,646)

		$2,284	$2,473

Depreciation and amortization expense was charged to operations in the amounts of $1.1 million, $1.3 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued professional fees and other	$916	$569
Employee compensation and benefits	1,606	290
Research and development expenses	2,104	860
Deferred lease incentive, current portion	308	513
Deferred rent, current portion	68	243

	$5,002	$2,475

6. Redeemable Convertible Preferred Stock

From time to time prior to the Company’s IPO, the Company issued Series A, Series B, Series C and Series D redeemable convertible preferred stock, or collectively, the Convertible Preferred Stock. The Company classified the Convertible Preferred Stock outside of stockholders’ equity (deficit) because the shares contained contingent redemption features that were not solely within the Company’s control. In connection with the closing of the Company’s IPO on February 19, 2014, all of the outstanding Convertible Preferred Stock converted into 9,919,821 shares of common stock.

Subsequent to the closing of the Company’s IPO, the Company is authorized to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s stockholders. As of December 31, 2014, the Company had no shares of preferred stock issued or outstanding.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Convertible Preferred Stock consisted of the following as of December 31, 2013 (in thousands):

	Preferred shares authorized	Preferred shares issued and outstanding	Redemption value / liquidation preference	Carrying value	Common stock issuable upon conversion
Series A	10,000	10,000	$10,000	$9,993	1,770
Series B	24,250	24,250	48,500	48,488	4,292
Series C	22,000	15,130	37,826	37,809	2,678
Series D	6,667	6,667	16,667	15,954	1,180

	62,917	56,047	$112,993	$112,244	9,920

7. Stock Compensation

Stock incentive plan

The Company previously sponsored an Amended and Restated 2006 Stock Option and Grant Plan, or the 2006 Plan, which provided for the issuance of a total of 2,212,389 shares of common stock in the form of incentive stock options, nonstatutory stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company.

In January 2014, in preparation for the Company’s IPO, the 2006 Plan was replaced by the Company’s 2014 Stock Incentive Plan, or the 2014 Plan. The 2014 Plan became effective in February 2014.

The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. Upon the closing of the Company’s IPO on February 19, 2014, 2,249,911 shares of common stock were reserved for issuance under the 2014 Plan. The number of shares reserved under the 2014 Plan is subject to further increase by the number of shares of common stock subject to outstanding awards under the 2006 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased. In addition, the 2014 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2014 Plan. The annual increase will be added on the first day of each year beginning in 2015 and each subsequent anniversary until 2024, equal to the lowest of 2,000,000 shares of common stock, 4.0% of the number of shares of common stock outstanding on January 1 of each such fiscal year and an amount determined by the board of directors. Effective January 1, 2015, 729,363 shares were added to the 2014 Plan for future issuance pursuant to this evergreen provision.

The following table is a roll-forward of shares available for future grant under the 2014 Plan:

Shares Available for Grant
Shares reserved for future grant at February 19, 2014	2,249,911
Add: stock options and restricted stock awards forfeited or expired under plans	68,186
Less: stock options and awards granted from February 19, 2014 to December 31, 2014	(1,182,143)

Shares reserved for future grant at December 31, 2014	1,135,954

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

The weighted-average fair value of options granted during the years ended December 31, 2014, 2013 and 2012 based on fair values estimated as of the applicable grant dates using the Black-Scholes-Merton option pricing model, was $6.69, $13.77 and $6.53 per option share, respectively.

For the years ended December 31, 2014, 2013 and 2012, the fair values of options granted were estimated using the Black-Scholes-Merton option pricing model using the following weighted-average assumptions:

	Year ended December 31,
	2014	2013	2012
Expected volatility	80.94%	70.10%	72.80%
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.90%	1.69%	0.95%
Expected dividend yield	0.00%	0.00%	0.00%

Expected volatility. Because there had been no public market for the Company’s common stock prior to its IPO, the Company believes that it has insufficient data from its limited public trading history to appropriately utilize company-specific historical and implied volatility information. Accordingly, the Company utilizes data from a representative group of publicly traded companies to estimate expected stock price volatility. The Company selected representative companies from the biopharmaceutical industry with similar characteristics as the Company, including stage of product development and therapeutic focus.

Expected term. The expected term of awards represents the period of time that the awards are expected to be outstanding. The expected term was determined using the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

Risk-free interest rate. For the years ended December 31, 2014, 2013 and 2012, the risk-free interest rate was estimated using an average of treasury bill interest rates over a period commensurate with the expected term of the option at the time of grant.

Expected dividend yield. The expected dividend yield is zero as the Company has not paid any dividends to date and has no current intention of paying cash dividends.

Forfeiture rate. The Company is required to estimate potential forfeiture of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up in the period of change and impact the amount of stock compensation expense to be recognized in future periods. For the years ended December 31, 2014, 2013 and 2012, the Company estimated a forfeiture rate of 5%.

During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of stock options exercised was $2.4 million, $0.1 million and $0, respectively. Cash received from option exercises for the years ended December 31, 2014, 2013 and 2012 was $1.0 million, $32 thousand and $0, respectively.

The total grant date fair value of stock options that vested during the years ended December 31, 2014, 2013 and 2012 was $0.6 million, $0.9 million and $0.9 million, respectively.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of option activity under the 2006 Plan and 2014 Plan:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	1,952,578	$3.14
Granted	1,182,143	$9.68
Exercised	(366,258)	$2.76
Forfeited or expired	(79,526)	$4.08

Outstanding at December 31, 2014	2,688,937	$6.04	6.79	19,699

Exercisable at December 31, 2014	1,425,925	$3.27	4.59	14,329

Vested and expected to vest at December 31, 2014 (1)	2,594,803	$5.92	6.70	19,315

(1)	This represents the number of vested options as of December 31, 2014, plus the number of unvested options expected to vest as of December 31, 2014, based on the unvested options at December 31, 2014, adjusted for the estimated forfeiture rate of 5%.

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

Stock-based compensation expense

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Research and development	$802	$583	$564
General and administrative	891	420	304

Total stock-based compensation expense	$1,693	$1,003	$868

As of December 31, 2014 there was $7.2 million of total unrecognized compensation cost related to unvested options. Total unrecognized compensation cost will be adjusted for future changes in forfeitures. The Company expects to recognize that cost over a weighted-average period of 3.1 years.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reserved Shares

The Company had reserved the following shares of common stock as of December 31, 2014 for the potential exercise of outstanding warrants and stock options:

December 31, 2014
Warrants	70,796
Common stock options	3,824,891

Shares reserved for issuance at December 31, 2014	3,895,687

8. Income Taxes

During fiscal years 2014, 2013 and 2012, the Company did not record a benefit for income taxes related to its operating losses. The Company has provided a full valuation allowance against its net deferred tax assets, as the Company believes that it is more likely than not that the deferred tax assets will not be realized.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2014	2013	2012
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes	5.3	5.3	5.3
Change in valuation allowance	(41.0)	(43.3)	(34.9)
Research and development credits	4.5	31.7	1.2
Permanent items	(0.7)	(5.9)	(1.8)
Expiring state net operating loss carryforward	(2.1)	(21.8)	(3.8)

Effective income tax rate	0.0%	0.0%	0.0%

The significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2014	2013
Net operating loss carryforwards	$44,186	$38,585
Deferred revenue	6,215	1,081
Research and development credit carryforwards	7,728	6,277
Other	1,863	1,043

	59,992	46,986
Valuation allowance	(59,992)	(46,986)

Net deferred tax assets	$—	$—

At December 31, 2014, the Company had federal net operating loss carryforwards of $119.5 million and state net operating loss carryforwards of $67.6 million available to reduce future taxable income, which expire at various dates beginning in 2015 through 2035. The Company also had federal and state research and development tax credit carryforwards of $6.0 million and $2.6 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2035.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the deferred tax assets have been fully reserved at December 31, 2014 and 2013.

Under the provisions of the Internal Revenue Code Section 382, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

At December 31, 2014, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2014, the Company had no accrued interest related to uncertain tax positions.

The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2011 through 2013. Carryforward tax attributes generated in years prior to 2011 may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

9. Commitments

In February 2008, the Company entered into a seven-year, non-cancelable operating lease for approximately 45,000 square feet of office and laboratory space, or the 2008 Lease Agreement, in Lexington, Massachusetts, which serves as the Company’s headquarters.

The 2008 Lease Agreement included certain lease incentives in the form of two tenant improvement allowances. The first tenant improvement allowance of $3.7 million was for general improvements to the facility’s office space and HVAC systems. The Company capitalized the improvements made with the first tenant improvement allowance into fixed assets and established a liability in the accompanying balance sheet under the caption “deferred lease incentive”.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The second tenant improvement allowance of $2.3 million was for improvements to be made to build laboratory space to the Company’s specifications. The second tenant improvement allowance was similar to the first, except that the Company was required to repay the reimbursements to the landlord monthly over the lease term, plus interest at a 10% annual rate. The Company capitalized the improvements made with the second tenant improvement allowance into fixed assets and established a liability, exclusive of interest, in the accompanying balance sheet under the caption “leasehold improvement loan”.

In August 2014, the Company entered into an amendment of its 2008 Lease Agreement, or the Amendment of Lease, pursuant to which the Company will lease through September 30, 2018 the approximately 45,000 square feet of office and laboratory space that was covered by the 2008 Lease Agreement as well as an additional 5,000 square feet of office space. A tenant improvement allowance of $0.4 million was provided by the landlord under the Amendment of Lease for general improvements. The Amendment of Lease also provides for the waiver of the remaining monthly payments due under the Company’s outstanding leasehold improvement loan, totaling $0.3 million as of December 31, 2014, and a reduction in the letter of credit the Company delivered under the 2008 Lease Agreement from $0.7 million to $0.4 million. Waiver of the leasehold improvement loan will occur on a monthly basis from October 1, 2014 through September 30, 2015 and was considered to represent a lease incentive. Accordingly, the remaining principal balance of the leasehold improvement loan as of December 31, 2014 has been classified as a component of deferred lease incentive in the accompanying balance sheet and will be recognized over the remainder of the extended lease term. The Company capitalized the improvements made with the tenant improvement allowance provided in the Amendment of Lease and established a liability in the accompanying balance sheet under the caption “deferred lease incentive.”

The Company is amortizing all leasehold improvement assets and deferred incentives over the remaining lease term, as amended.

The Amendment of Lease provides for escalating rent payments over the lease term. The Company is recognizing rental expense under the Amendment of Lease on a straight-line basis after considering the escalating rent payments and the remaining deferred rent under the 2008 Lease Agreement.

The future minimum lease payments under the 2008 Lease Agreement, as amended, is as follows (in thousands):

Base rent obligations
At December 31, 2014
2015	$1,540
2016	1,522
2017	1,573
2018	1,208

Total minimum lease payments	$5,843

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $1.0 million, $0.7 million and $0.7 million, respectively.

Employment agreements

Five of the Company’s employees are covered by employment agreements, covering salary, certain benefits and incentive compensation. Under these agreements, the executives could be entitled to severance pay up to 12 months of base salary, paid COBRA insurance coverage for 12 months and acceleration of stock option

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

vesting (assuming for such acceleration a termination without cause or on death or disability or resignation for good reason within one year after a change in control). During 2013, the Company accrued $0.3 million in severance and benefit obligations in connection with the departure of its Chief Medical Officer, with the associated costs allocated to research and development expenses on the statement of operations and comprehensive loss. Approximately $69 thousand of cash payments related to these obligations were made during 2013, resulting in a total recorded liability of $0.3 million related to this obligation as of December 31, 2013, which was subsequently paid in 2014.

10. Collaboration Agreements

Celgene

In April 2013, the Company entered into a master development and license agreement with Celgene Corporation and Celgene International Sàrl, referred to together as Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting inflammation or cancer. The collaboration is initially focused on one program, but has the potential to encompass up to four programs.

For the initial program, the Company granted Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of a selected non-deuterated compound and certain close chemical derivatives thereof. The Company further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program. The Company and Celgene have agreed on the non-deuterated compounds for each of the two additional license programs. For the option program, Celgene may select the non-deuterated compound at a later time, which, unless otherwise agreed by the Company, will be limited to a compound for which Celgene possesses exclusive rights. With respect to the two additional license programs, the Company granted Celgene an upfront exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the agreed non-deuterated compounds. Celgene is restricted from utilizing their research, development and commercialization rights under each of these upfront licenses, unless, within seven years after the effective date of the agreement, Celgene pays the Company a license exercise fee. If Celgene does not elect to pay the license exercise fee during the seven year period, the license will expire. With respect to the option program, once a compound is selected, Celgene may exercise its option by paying the Company an option exercise fee within seven years of the effective date of the agreement, and upon Celgene’s exercise of the option the Company will grant to Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the selected non-deuterated compound.

The Company is responsible for conducting and funding research and early development activities for the initial program at its own expense pursuant to mutually agreed upon development plans. This includes the completion of single and multiple ascending dose Phase 1 clinical trials and any mutually agreed upon additional Phase 1 clinical trials, as set forth in the development plan and approved by the joint steering committee for the collaboration.

Under the terms of the agreement, the Company received a non-refundable upfront payment of $35.0 million. In addition, the Company is eligible to earn up to $23.0 million in development milestone payments, including $8.0 million related to the completion of a Phase 1 clinical trial, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the initial program. The next milestone payment the Company may be entitled to receive under the initial program is $8.0 million related to the completion of Phase 1 clinical trials of CTP-730. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee for the

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in sales-based milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in sales-based milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, in respect of a compound to be identified at a later time, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.

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

During the years ended December 31, 2014 and 2013, the Company recognized revenue of $1.8 million and $0.7 million for the R&D Services Deliverable and $1.9 million and $0.6 million for the Supply Deliverable, respectively. Additionally, during the years ended December 31, 2014 and 2013, the Company recognized

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenue of $32 thousand and $24 thousand, respectively, related to the JSC Deliverable. The revenue was classified as license and research and development revenue in the accompanying consolidated statement of operations and comprehensive loss.

As of December 31, 2014, there was $12.9 million of deferred revenue related to the Company’s collaboration with Celgene, $5.8 million of which was classified as current and $7.1 million of which was classified as noncurrent, in the accompanying consolidated balance sheet.

Jazz Pharmaceuticals

In February 2013, the Company entered into a development and license agreement with Jazz Pharmaceuticals, Inc., or Jazz Pharmaceuticals, to research, develop and commercialize products containing deuterated sodium oxybate, or D-SXB. The Company is initially focusing on one analog, designated as JZP-386. Under the terms of the agreement, the Company granted Jazz Pharmaceuticals an exclusive, worldwide, royalty-bearing license under intellectual property controlled by us to develop, manufacture and commercialize D-SXB products including, but not limited to, JZP-386.

The Company, together with Jazz Pharmaceuticals, is conducting certain development activities for a Phase 1 clinical trial with respect to JZP-386 pursuant to an agreed upon development plan. The Company is responsible under the development plan for conducting a Phase 1 clinical trial with respect to JZP-386. Thereafter, the Company’s obligations to conduct further development activities are subject to mutual agreement. Jazz Pharmaceuticals has assumed all manufacturing responsibilities. Pursuant to the agreement, the Company’s costs for activities under the development plan, including pass-through costs and the costs of the Company’s employees’ time at a rate per full-time equivalent year of its employees’ time, which the Company and Jazz Pharmaceuticals mutually agreed to, are reimbursed by Jazz Pharmaceuticals, except for the costs of an additional Phase 1 clinical trial that was initiated in the first quarter of 2015, which will be shared between Jazz Pharmaceuticals and the Company. This reimbursement is subject to limitations specified in the agreement, including adherence within a particular percentage to the development budget. Under the agreement, Jazz Pharmaceuticals is subject to specified diligence obligations regarding the development and commercialization of licensed products.

Under the agreement, the Company received a non-refundable upfront payment of $4.0 million and is eligible to earn an aggregate of up to $8.0 million in development milestone payments, up to $35.0 million in regulatory milestone payments and up to $70.0 million in sales milestone payments based on net product sales of licensed products. The next milestone payment that the Company may be entitled to receive is $4.0 million related to the successful completion of a Phase 1 clinical trial or clinical advancement of JZP-386, a deuterated analog of sodium oxybate.

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

The Company determined that there were three deliverables under the agreement: (i) an exclusive, royalty-bearing, sub-licensable worldwide license to develop and commercialize D-SXB compounds, or the License Deliverable, (ii) participation on a joint steering committee, or the JSC Deliverable, and (iii) a deliverable to direct external patent activities and bear a portion of the external patent fees, or the Patent Support Deliverable.

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

For the years ended December 31, 2014 and 2013, the Company recognized revenue of $2.6 million and $1.1 million related to the performance of development support services, respectively. For the year ended December 31, 2013 the Company recognized revenue of $3.7 million upon delivery of the License Deliverable. Additionally, for the years ended December 31, 2014 and 2013, the Company recognized revenue of $56 thousand and $61 thousand, respectively, related to the JSC and Patent Support deliverables.

Avanir

In February 2012, the Company entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, under which the Company granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan containing products. Subsequent to the Company’s agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc. Avanir is initially focused on developing AVP-786, which is a combination of a deuterated dextromethorphan analog and an ultra-low dose of quinidine, for the treatment of neurologic and psychiatric disorders.

Under the agreement, the Company received a non-refundable upfront payment of $2.0 million, a milestone payment of $2.0 million in 2013 and a milestone payment of $2.0 million in 2014. The Company is also eligible to earn, with respect to licensed products comprising a combination of deuterated dextromethorphan and quinidine, up to $2.0 million in development milestone payments related to initiation of dosing in a Phase 3 clinical trial for AVP-786, up to $37.0 million in regulatory and commercial launch milestone payments and up to $125.0 million in sales-based milestone payments. The next milestone that the Company may be entitled to earn is $2.0 million related to the initiation of dosing in a Phase 3 clinical trial for AVP-786. In addition, the Company is eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deuterated dextromethorphan only in combination with quinidine.

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

The Company determined that the deliverables under the agreement were the exclusive, royalty-bearing sub-licensable license to deuterated dextromethorphan delivered at the inception of the arrangement as well as participation on a joint steering committee through a first IND filing. The Company allocated arrangement consideration of $2.0 million to the license and an insignificant amount to the Company’s participation on the joint steering committee. Accordingly, the Company recognized the $2.0 million non-refundable upfront fee as revenue upon delivery of the deuterated dextromethorphan license in March 2012.

During the year ended December 31, 2014, the Company recognized as revenue a $2.0 million milestone payment received from Avanir based on the initiation of dosing in a Phase 2 clinical trial of AVP-786. Since

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has continued to receive intellectual property cost reimbursements. The Company recognized $0.2 million for the year ended December 31, 2014 for intellectual property cost reimbursements, the cost of which was recorded within general and administrative expense.

During the year ended December 31, 2013, the Company recognized as revenue a $2.0 million milestone payment received from Avanir based on positive data from Avanir’s Phase 1 clinical trial of AVP-786. The Company also recognized $0.2 million for the year ended December 31, 2013 for intellectual property cost reimbursements.

During the year ended December 31, 2012, the Company recognized as revenue a $2.0 million non-refundable upfront license fee upon delivery of the deuterated dextromethorphan license and $0.2 million for intellectual property cost reimbursements.

GSK

In May 2009, the Company entered into a research and development collaboration and license agreement with Glaxo Group Limited, or GSK, to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499. The agreement with GSK, as subsequently amended, expired in May 2012 after GSK opted out of further development under the agreement and made a $2.75 million payment to the Company. The rights to the product candidates developed under the agreement have reverted to the Company and it is free to pursue them without further obligation to GSK other than to repay GSK an amount of up to $2.75 million if the Company commercializes CTP-499 or if, prior to a specified date in 2018, the Company re-licenses or transfers rights to CTP-499 to a third party. The $2.75 million payment was classified as deferred revenue and will not be recognized as revenue until all repayment obligations lapse.

11. Sponsored Research Agreement

In February 2012, the Company entered into a sponsored research agreement with Fast Forward LLC, or Fast Forward, the National Multiple Sclerosis Society’s subsidiary devoted to research and drug development. Under the research agreement, Fast Forward provided $0.8 million of funding for the preclinical advancement of CTP-354, a deuterated subtype-selective GABAA modulator developed by Concert with the therapeutic potential of treating spasticity. Concert received the funding as it met certain preclinical milestones.

In certain circumstances, the Company is obligated to make milestone payments to Fast Forward not in excess of a low-single digit multiple of the funding amount. As of December 31, 2014 and 2013, it was not probable any milestone payments would be owed to Fast Forward.

The Company did not receive any payments from Fast Forward during the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, the Company received payments totaling $45 thousand and $0.7 million, respectively, from Fast Forward, which were recognized as revenue within license and research and development revenue in the accompanying statement of operations and comprehensive loss. The revenue recognized is commensurate with the services performed in 2013 and 2012, and such payments are non-refundable as the Company has incurred costs in excess of the amounts funded.

12. Loan Payable and Warrant to Purchase Redeemable Securities

On December 22, 2011, the Company entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. The Loan and Security Agreement

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Each advance made under the Loan and Security Agreement bears interest at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. Through December 31, 2014, each of the December 2011 Advance and the March 2012 Advance had an interest rate of 8.5%. Interest-only payments were due monthly on the first day of each month beginning the month after the date of the respective advance until April 30, 2013. Thereafter the aggregate principal balance outstanding became payable in 30 equal monthly installments of principal and interest beginning May 1, 2013 and continuing through the maturity date of October 1, 2015.

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

As of December 31, 2014, the future minimum payments due under the Loan and Security Agreement are as follows (in thousands):

	Year	Minimum Payments
	2015	7,462
Less amounts representing interest		(287)

Present value of minimum payments		7,175
Less discount		(74)

Loan payable and unamortized discount		$7,101

In connection with the Loan and Security Agreement, the Company granted Hercules a warrant, the Warrant, to purchase up to 200,000 shares of Series C Preferred Stock at an exercise price of $2.50 per share which vested immediately upon the December 2011 Advance. Upon the draw of the March 2012 Advance, the Warrant became exercisable for an additional 200,000 shares of Series C Preferred Stock at an exercise price of $2.50 per share. Upon completion of the Company’s IPO in February 2014 the Warrant became exercisable for an aggregate of 70,796 shares of the Company’s common stock at an exercise price of $14.13 per share.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, for periods prior to the Company’s IPO the Warrant was classified as a liability and was re-measured to the-then current value at each balance sheet date. The Warrant liability was determined based on Level 3 inputs utilizing the Black-Scholes-Merton option pricing model. On February 19, 2014, upon completion of the IPO, the Warrant converted into a warrant to purchase common stock and the Company reclassified the fair value of the Warrant as of February 19, 2014 to additional paid-in capital. The following table sets forth a summary of changes in the fair value of the Warrant during each period presented (in thousands):

	Year ended December 31,
	2014	2013	2012
Beginning balance	$463	$459	$168
Change in fair value	117	4	291
Reclassification to additional paid-in capital in connection with IPO	(580)	—	—

Ending balance	$—	$463	$459

The Warrant expires on the earlier of: (i) ten years from the effective date of the Loan and Security Agreement or (ii) five years after the closing of an IPO.

The Company measured the fair value of the Warrant as of December 31, 2012 and December 31, 2013 using a hybrid method that is consistent with the manner in which the Company estimated the fair value of its common stock on those dates. Using the hybrid method, the Company used the Black-Scholes-Merton option pricing method to value the Warrant based on the results of the initial public offering scenarios and the option pricing method to value the Warrant based on the results of the other assumed scenarios (sale or liquidation). The results of those valuations were then weighted consistent with the weightings used in the Company’s common stock valuation to determine the fair value of the Warrant. The significant assumptions used in estimating the fair value of the Warrant include the volatility of the stock underlying the warrant, risk-free interest rate, estimated fair value of the preferred stock underlying the warrant, and the estimated life of the warrant.

As of February 19, 2014, upon completion of the IPO, the Warrant converted to a warrant to purchase common stock and the Company remeasured the Warrant using the Black-Scholes-Merton option pricing method based upon the closing price of the Company’s common stock on February 19, 2014.

Where the fair value of the Warrant was estimated using the Black-Scholes-Merton option pricing model, the Company used the following weighted-average assumptions:

	Year ended December 31,
	2014	2013	2012
Expected volatility	70.0%	70.0%	70.0%
Expected term	5.0 years	5.3 years	7.9 years
Risk-free interest rate	1.53%	1.75%	0.95%
Expected dividend yield	0.0%	0.0%	0.0%

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected volatility

The Company estimated the expected volatility based on actual historical volatility of the stock price of similar companies with publicly-traded equity securities. The Company calculated the historical volatility of the selected companies by using daily closing prices over a period of the expected term of the Warrant. The companies were selected based on their enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the associated award.

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

13. 401(k) Retirement Plan

In January 2008, the Company established the Concert Pharmaceuticals 401(k) Retirement Plan (the 401(k) Plan) in which substantially all of its permanent employees are eligible to contribute a percentage of base wages up to an amount not to exceed an annual statutory maximum. The Company matches 50% of the first 6% of an employee’s contributions subject to statutory limits.

The Company made matching contributions under the 401(k) Plan of $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14. Quarterly Financial Information (unaudited)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
	(unaudited)
Revenue	$1,613	$1,235	$4,418	$1,310
Operating expenses	8,132	8,961	12,026	10,055

Loss from operations	(6,519)	(7,726)	(7,608)	(8,745)
Other expense, net	(431)	(264)	(224)	(182)

Net loss	$(6,950)	$(7,990)	$(7,832)	$(8,927)

Net loss per share—basic and diluted	$(0.76)	$(0.45)	$(0.43)	$(0.49)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)
	(unaudited)
Revenue	$5,873	$17,441	$681	$1,413
Operating expenses	7,003	8,026	7,797	6,992

(Loss) income from operations	(1,130)	9,415	(7,116)	(5,579)
Other expense, net	(649)	(650)	(11)	(336)

Net (loss) income	$(1,779)	$8,765	$(7,127)	$(5,915)

Net loss per share—basic and diluted	$(1.46)	$0.00	$(5.59)	$(4.64)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age and positions of each of our executive officers and directors as of February 28, 2015.

Name	Age	Position(s)
Executive Officers
Roger D. Tung, Ph.D.	55	President and Chief Executive Officer, Director
Nancy Stuart	56	Chief Operating Officer
Ryan Daws	41	Chief Financial Officer
Ian Robert Silverman, J.D., Ph.D.	62	Senior Vice President and General Counsel
James Cassella, Ph.D.	60	Senior Vice President and Chief Development Officer

Non-Employee Directors
Richard H. Aldrich(2)(3)	60	Director, Chairman of the Board of Directors
Thomas G. Auchincloss, Jr. (1)	53	Director
Ronald W. Barrett, Ph.D.(2)	59	Director
John G. Freund, M.D.(1)	61	Director
Peter Barton Hutt(3)	80	Director
Wilfred E. Jaeger, M.D.(1)(2)	59	Director
Helmut M. Schühsler, Ph.D.	55	Director
Wendell Wierenga, Ph.D.(3)	67	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

James V. Cassella, Ph.D. has served as our Senior Vice President and Chief Development Officer since February 2015. Prior to joining Concert, Dr. Cassella served as Executive Vice President, Research and Development and Chief Scientific Officer of Alexza Pharmaceuticals from July 2012 to January 2015 and served as its Senior Vice President, Research and Development from June 2004 to July 2012. From April 1989 to April 2004, Dr. Cassella held various management positions at Neurogen Corporation, a publicly traded biotechnology company. Prior to Neurogen, Dr. Cassella was Assistant Professor of Neuroscience at Oberlin College. Dr. Cassella received a Ph.D. in physiological psychology from Dartmouth College, completed a postdoctoral fellowship in the Department of Psychiatry at the Yale University School of Medicine and received a B.A. in psychology from the University of New Haven.

Non-Employee Directors

Richard H. Aldrich is our co-founder and has served as a member of our board of directors and as Chairman of our board of directors since May 2006. Mr. Aldrich is a Founder and has been Partner of Longwood Fund, a venture capital firm, since December 2010. Mr. Aldrich founded RA Capital Management LLC, a hedge fund, in 2004 and served as a Managing Member from 2004 to 2008 and as a Co-Founding Member from 2008 until 2011. Mr. Aldrich has co-founded several biotechnology companies including Sirtris Pharmaceuticals, Inc., which was acquired by GlaxoSmithKline in 2008, and Alnara Pharmaceuticals, Inc., which was acquired by Eli Lilly in 2011. He has also held management positions at Vertex, where he was a co-founding employee, and Biogen Corporation (now Biogen Idec Inc., a biotechnology company). Mr. Aldrich co-founded and serves on the board of directors of Verastem, Inc., a public biopharmaceutical company and also serves on the boards of directors of OvaScience, Inc., a public life sciences company of which he serves as chairman of the board, and PTC Therapeutics, Inc., a public biopharmaceutical company. Mr. Aldrich received his undergraduate degree from Boston College, and an M.B.A. from the Amos Tuck School at Dartmouth College. We believe Mr. Aldrich’s broad-based experience in business, including his leadership and board experience at life science companies, and his familiarity with our business as a co-founder of our company allows him to be a key contributor to our board of directors.

Thomas G. Auchincloss, Jr. has served as a member of our board of directors since December 2014. Since October 2013, Mr. Auchincloss has served as Managing Partner at Counterpoint Trading Company, LLC, a private investment firm. From August 2007 through September 2013, Mr. Auchincloss was self-employed in private investing. From May 2005 to August 2007, Mr. Auchincloss worked as Chief Financial Officer of Metabolix, Inc., a public biomaterials company. Prior to joining Metabolix, Mr. Auchincloss served as a consultant with Metabolix from April 2002 to May 2005 providing business development, financial and strategic consulting services. From 1994 to 2001, Mr. Auchincloss served in a variety of positions at Vertex Pharmaceuticals Incorporated, most recently as vice president, finance and treasurer. Mr. Auchincloss is trustee and Treasurer of Kieve Wavus Education, Inc. a not-for-profit camp and education organization. He also serves as an advisor to Capital Formation Group Inc., a family investment firm and Acelium, a cyber-security company. Mr. Auchincloss received a B.S. in Business Administration from Babson College and an M.B.A. in Finance from the Wharton School. We believe that Mr. Auchincloss’ financial and industry experience, including his experience as the chief financial officer of a publicly traded biomaterials company, makes him a key contributor to our board of directors.

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

John G. Freund, M.D. has served as a member of our board of directors since December 2013. Dr. Freund co-founded Skyline Ventures in 1997 and has served as a partner at Skyline since its founding. Prior to joining Skyline, Dr. Freund served as managing director in the private equity group of Chancellor Capital Management, a private capital investment firm. In 1995, he co-founded Intuitive Surgical, a medical device company, and served on its board of directors until 2000. From 1988 to 1994, Dr. Freund served in various positions at Acuson Corporation, a maker of ultrasound equipment that is now part of Siemens, most recently as Executive Vice President. Prior to joining Acuson, Dr. Freund worked at Morgan Stanley Venture Partners from 1987 to 1988. From 1982 to 1988, Dr. Freund was a general partner at Morgan Stanley & Co., an investment banking company, where he co-founded the Healthcare Group in the Corporate Finance Department in 1983. He has served on the board of directors of XenoPort, Inc., a publicly traded biopharmaceutical company, since 1999, Tetraphase Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, since 2012, and Proteon Therapeutics Inc., a publicly traded biotechnology company, since 2014. Dr. Freund also serves on the board of directors of a number of private companies. He also previously served on the board of directors of Map Pharmaceuticals, a biopharmaceutical company, Hansen Medical, a medical device company, LJL Biosystems a life sciences instrumentation company, and Mako Surgical Corp., a medical device company. Dr. Freund is a member of the Advisory Board for the Harvard Business School Healthcare Initiative, and is a member of the Therapeutics Advisory Council of Harvard Medical School. Dr. Freund received a B.A. in history from Harvard College, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School. We believe that Dr. Freund’s extensive finance and investment experience, his experience as an executive and his service on the board of directors of numerous public and privately held companies allows him to be a key contributor to our board of directors.

Peter Barton Hutt has served as a member of our board of directors since December 2006. Mr. Hutt has practiced law at Covington & Burling LLP, specializing in food and drug law, since 1960 (except for the period from 1971 to 1975) and currently serves as senior counsel. From 1971 to 1975 he was Chief Counsel for the Food and Drug Administration. Mr. Hutt is a member of the board of directors of Flex Pharma, Inc., BIND Therapeutics, Inc., DBV Technologies SA, Q Therapeutics, Inc. and Xoma Ltd., each of which is a public biotechnology company, as well as numerous private companies. During the last five years, Mr. Hutt also served as a member of the board of directors of Celera Genomics, a public biotechnology company that was acquired by Quest Diagnostics, Inc. in 2011 and Momenta Pharmaceuticals, Inc., a biotechnology company. Mr. Hutt received a B.A. from Yale University, an LL.B. from Harvard Law School and an LL.M. from New York University School of Law. We believe Mr. Hutt’s extensive knowledge of regulatory and legal issues related to drug development and his service on numerous boards of directors allows him to be a key contributor to our board of directors.

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

Wendell Wierenga, Ph.D. has served as a member of our board of directors since March 2014. From June 2011 to February 2014, Dr. Wierenga worked as Executive Vice President, Research and Development of Santarus, Inc., a public biopharmaceutical company that was acquired by Salix Pharmaceuticals, Ltd. in January 2014. From 2007 to May 2011, Dr. Wierenga served as Executive Vice President, Research and Development of Ambit Biosciences Corporation, a biopharmaceutical company engaged in the discovery and development of small-molecule kinase inhibitors. From 2003 to 2007, he served as Executive Vice President, Research and Development of Neurocrine Biosciences, Inc., a biopharmaceutical company developing therapeutics for neuropsychiatric, neuroinflammatory and neurodegenerative diseases. From 2000 to 2003, Dr. Wierenga served as the Chief Executive Officer of Syrrx, Inc., biotechnology company focused on small-molecule drug compounds. Prior to joining Syrrx, from 1990 to 2000, he was senior vice president of worldwide pharmaceutical sciences, technologies and development at Parke-Davis, a division of Warner Lambert Co., a pharmaceutical company that was acquired by Pfizer Inc. in 2000. Prior to Parke-Davis, Dr. Wierenga worked at Upjohn Co., later Pharmacia & Upjohn, Inc., a pharmaceutical and biotechnology company, for 16 years in various positions, most recently as executive director of discovery research. Pfizer acquired Pharmacia & Upjohn, then named Pharmacia Corp., in 2002. Dr. Wierenga received a B.S. from Hope College and a Ph.D. in chemistry from Stanford University. Dr. Wierenga is a member of the boards of directors of Anacor Pharmaceuticals, Inc., Apricus Biosciences, Inc., Cytokinetics, Incorporated, Ocera Therapeutics, Inc. and XenoPort, Inc., which are publicly traded biopharmaceutical companies. During the last five years, Dr. Wierenga also served as a member of the boards of directors of Onyx Pharmaceuticals, Inc., a public biopharmaceutical company that was acquired by Amgen in 2013. We believe that Dr. Wierenga’s extensive experience in biopharmaceutical research and development and his service on the boards of directors of several public biopharmaceutical companies allows him to be a key contributor to our board of directors.

AUDIT COMMITTEE

Our board of directors has established an audit committee, which operates under a charter that has been approved by our board of directors. The members of our audit committee are Thomas G. Auchincloss, Jr., John G. Freund and Wilfred E. Jaeger. Mr. Auchincloss is the chair of the audit committee. Our board of directors has determined that each of these directors is independent within the meaning of Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act. In addition, our board of directors has determined that each of Mr. Auchincloss and Dr. Jaeger qualifies as an audit committee financial expert within the meaning of Securities and Exchange Commission, or SEC, regulations and the NASDAQ Listing Rules. In making this determination with respect to each of these directors, our board has considered the formal education and nature and scope of his previous experience, coupled with past and present service on various audit committees. Our audit committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. Our audit committee’s responsibilities include:

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and certain officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. These Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms received by us, and written representations from certain reporting persons, we believe that during 2014, our directors, officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to our common stock during that fiscal year.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned in 2014 and 2013 by our President and Chief Executive Officer and our next two highest paid executive officers during 2014. We refer to these individuals as our named executive officers.

Name	Year	Salary ($)	Bonus ($)		Option awards ($)(1)	Non-equity incentive plan compensation ($)		All other compensation ($)		Total ($)
Roger D. Tung, Ph.D.	2014	409,565	—		1,210,956	189,095	(2)	9,606		1,819,222
President and Chief Executive Officer	2013	373,171	—		—	212,211	(3)	8,178		593,560
Nancy Stuart	2014	329,741	—		595,650	106,514	(2)	9,606		1,041,511
Chief Operating Officer	2013	300,054	—		—	127,901	(3)	8,178		436,133
Ryan Daws	2014	282,358	97,000	(4)	1,389,273	88,647	(2)	47,224	(5)	1,904,502
Chief Financial Officer

(1)	The amounts included in the “Option awards” column reflect the aggregate grant date fair value of awards during each year calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to the consolidated financial statements included in this annual report on Form 10-K.
(2)	Consists of a cash bonus paid under our 2014 executive bonus program that was earned as of the end of 2014. See the “Narrative disclosure to summary compensation table” described below for a description of this program.
(3)	Consists of a cash bonus paid under our 2013 executive bonus program that was earned as of the end of 2013 and a cash bonus under our 2012 executive bonus program that became payable during 2013 as the result of the satisfaction of a contingency during 2013.
(4)	Amount shown represents a sign-on bonus paid in connection with Mr. Daws’ commencement of employment with us in January 2014.
(5)	Amount includes $29,417 paid to Mr. Daws in 2014 in connection with relocation and temporary living expense reimbursements.

Narrative disclosure to summary compensation table

Base salary. In 2014, we paid annual base salaries to Dr. Tung, Ms. Stuart and Mr. Daws in the amounts of $409,565, $329,741 and $282,358, respectively. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual bonus. The compensation committee of our board of directors may, in its discretion, award bonuses to our named executive officers from time to time. We typically establish annual bonus targets based around a set of specified corporate goals for our named executive officers and conduct an annual performance review to determine the attainment of such goals. Our management may propose bonus awards to the compensation committee of the board or the board primarily based on such review process. Our compensation committee makes the final determination of the eligibility requirements for and the amount of such bonus awards. With respect to 2014, we awarded and paid bonuses of $189,095 to Dr. Tung, $106,514 to Ms. Stuart and $88,647 to Mr. Daws, in each case as determined by our compensation committee based on our achievement of company goals, with such amounts representing 87% of their respective bonus targets.

Equity incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, we typically grant stock option awards at the start of employment to each executive officer and our other employees and our compensation committee and board of directors periodically review the equity incentive compensation of our named executive officers and other employees and from time to time may grant equity incentive awards to them in the form of stock options.

We award our stock options on the date our board of directors or compensation committee approves the grant. We set the option exercise price and grant date fair value based on our per-share estimated valuation on the date of grant. For grants in connection with initial employment, vesting begins on the initial date of employment. Time vested stock option grants to our executives and other employees typically vest 25% on the first anniversary of grant or, if earlier, the initial employment date and 6.25% per quarter thereafter, through the fourth anniversary of the vesting commencement date, and have a term of 10 years from the grant date. In June 2014, our compensation committee granted options to purchase 203,300, 100,000 and 50,000 shares of our common stock to Dr. Tung, Ms. Stuart and Mr. Daws, respectively, as part of a review of their overall compensation. In addition, upon the closing of our initial public offering, or IPO, in February 2014, Mr. Daws received an option to purchase 123,893 shares of our common stock that had been approved by our board of directors in connection with his initial hire in January 2014. In 2013, we did not grant equity awards to any of our named executive officers.

OUTSTANDING EQUITY AWARDS AT YEAR END

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2014.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Roger D. Tung, Ph.D.	28,495		—	1.13	12/11/2017
	53,097		—	4.58	12/19/2018
	38,052		—	4.41	12/10/2019
	29,202		—	3.79	12/14/2020
	29,867	(1)	9,955	3.50	12/15/2021
	—	(2)	203,300	8.40	6/10/2024
Nancy Stuart	69,646		—	0.57	8/30/2016
	35,398		—	1.13	12/11/2017
	53,097		—	4.58	12/19/2018
	34,512		—	4.41	12/10/2019
	21,238		—	3.79	12/14/2020
	22,122	(1)	5,530	3.50	12/15/2021
	—	(2)	100,000	8.40	6/10/2024
Ryan Daws	—	(3)	123,893	14.09	2/19/2024
	—	(2)	50,000	8.40	6/10/2024

(1)	This option vested as to 6.25% of the shares on March 15, 2012 and vests as to an additional 6.25% of the shares at the end of each successive three-month period through and including December 15, 2015.
(2)	This option vests as to 25% of the shares on June 10, 2015 and vests as to an additional 6.25% of the shares at the end of each successive three-month period through and including June 10, 2018.
(3)	This option vested as to 25% of the shares on January 20, 2015 and vests as to an additional 6.25% of the shares at the end of each successive three-month period through and including January 20, 2018.

EMPLOYMENT AGREEMENTS, SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS

Employment agreements

We have entered into employment agreements with each of Dr. Tung, Ms. Stuart, Mr. Daws, and Dr. Silverman. The employment agreements confirm the executive officers’ titles, compensation arrangements, eligibility for benefits made available to employees generally and also provide for certain benefits upon termination of employment under specified conditions. Each named executive officer’s employment is at will.

Benefits provided upon termination without cause

Under the terms of the employment agreements we have entered into with each of Dr. Tung, Ms. Stuart, Mr. Daws, and Dr. Silverman, if an executive’s employment is terminated by us without cause and other than as a result of death or disability or by such executive officer for good reason, each as defined in such employment agreement, prior to a change of control, as defined in such employment agreement, and subject to the executive’s execution of a general release of potential claims against us, we will be obligated to (1) pay an amount equal to his or her then-current monthly base salary for a period of 12 months, any bonus that has been awarded to and earned by him or her but that has not been paid before termination, any base salary earned but not paid through the date of termination and any vacation time accrued but unused on the date of termination and (2) continue to provide medical and dental benefits to the extent that he or she was receiving them at the time of termination for up to 12 months, subject to certain legal restrictions.

Benefits provided upon a change of control

Under the terms of the employment agreements we have entered into with each of Dr. Tung, Ms. Stuart, Mr. Daws and Dr. Silverman, if the executive’s employment is terminated by us or our successor without cause or by such executive officer for good reason, as defined in such employment agreement, within one year following a change of control, as defined in such employment agreement, and subject to the executive’s execution of a general release of potential claims against us, in addition to the severance benefits described above:

•	We will be obligated to pay the executive an amount equal to his or her target bonus, ratably in accordance with the severance payment.

•	If the change of control constitutes a change in our ownership or effective control, or a change in the ownership of a substantial portion of our assets, each within the meaning of Treasury Regulation Section 409A, or a 409A change of control event, we will be obligated to pay the severance payment and target bonues in a lump sum payment.

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

401(k) retirement plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2015, and have the amount of the reduction contributed to the 401(k) plan. Participants over the age of 50 are entitled to an additional catch-up contribution up to the statutorily prescribed limit, equal to $6,000 in 2015. Currently, we match 50% of employee contributions up to 6% of the employee’s salary, subject to the statutorily prescribed limit, equal to $7,950 in 2015. The match immediately vests in full.

DIRECTOR COMPENSATION

In December 2013, our board of directors approved a director compensation program that became effective at the time of our IPO in February 2014. Under this director compensation program, we pay our non-employee directors retainers in cash. Each non-employee director receives a cash retainer for service on the board of directors and for service on each committee of which the director is a member. The chairmen of the board and of each committee receive higher retainers for such service. These fees are payable quarterly in arrears. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors of which the director is a member are as follows:

	Member Annual Fee	Chairman Annual Fee
Board of Directors	$30,000	$60,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Nominating and Corporate Governance Committee	$3,000	$7,000

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

In addition, under our director compensation program, each new non-employee director elected to our board of directors receives an option to purchase 25,000 shares of our common stock. Each of these options will vest in equal quarterly installments over a three-year period measured from the date of grant, subject to the director’s continued service as a director, and will become exercisable in full upon a change in control of our company. Further, on the date of the first board meeting held after each annual meeting of stockholders, each non-employee director that has served on our board of directors for at least six months will receive an option to purchase 10,000 shares of our common stock. Each of these options will vest in equal quarterly installments over a one-year period measured from the date of grant, subject to the director’s continued service as a director, and will become exercisable in full upon a change in control of our company. The exercise price of these options will equal the fair market value of our common stock on the date of grant.

This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Prior to our IPO in February 2014, we did not have a formal non-employee director compensation policy, however, we provided compensation for board service to Richard H. Aldrich, Ronald W. Barrett and Peter Barton Hutt in the form of an annual cash retainer and an equity stock option grant. Mr. Hutt received additional cash compensation for his service on board committees. None of our other non-employee directors received any compensation prior to our IPO, though we reimbursed our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

In accordance with our director compensation program, we granted options to purchase 25,000 shares of our common stock to each of Wendell Wierenga and Thomas G. Auchincloss, Jr., in March 2014 and December 2014, respectively, in connection with their appointments to our board of directors. We did not grant any other equity-based awards to our non-employee directors during 2014.

The compensation of our non-employee directors prior to our IPO was established through arm’s length negotiation, taking into account the responsibilities of each director and the director’s qualifications and prior experience and industry data for such positions. This compensation was approved by our compensation committee. We did not pay any compensation to our President and Chief Executive Officer in connection with his service on our board of directors prior to our IPO. The compensation that we paid to our President and Chief Executive Officer in 2014 is discussed above in this “Executive compensation” section.

The following table sets forth information regarding compensation earned by our non-employee directors during 2014.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Richard H. Aldrich	70,590	—	70,590
Thomas G. Auchincloss, Jr.	897	184,893	185,790
Ronald W. Barrett, Ph.D.	38,825	—	38,825
John G. Freund, M.D.	33,094	—	33,094
Peter Barton Hutt	32,648	—	32,648
Wilfred E. Jaeger, M.D.	37,506	—	37,506
Helmut M. Schühsler, Ph.D.	39,712	—	39,712
Wendell Wierenga, Ph.D.	26,400	217,428	243,828

(1)	The amounts included in the “Option awards” column reflect the aggregate grant date fair value of awards granted during 2014 calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to the consolidated financial statements included in this annual report on Form 10-K. As of December 31, 2014:

•	Mr. Aldrich held stock options to purchase 21,236 shares of common stock in the aggregate, which were vested in full;

•	Dr. Barrett held stock options to purchase 31,855 shares of common stock in the aggregate, which were vested in full;

•	Mr. Hutt held stock options to purchase 36,279 shares of common stock in the aggregate, which were vested in full;

•	Dr. Wierenga held a stock option to purchase 25,000 shares of common stock, which was vested as to 6,250 shares, with the remaining shares scheduled to vest in equal quarterly installments from March 13, 2015 to March 13, 2017.; and

•	Mr. Auchincloss held a stock option to purchase 25,000 shares of common stock, which was scheduled to vest in equal quarterly installments over a three-year period through and including December 11, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of February 20, 2015 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after February 20, 2015. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to community property laws, where applicable. The information is not necessarily indicative of beneficial ownership for any other purpose.

The percentage ownership calculations for beneficial ownership are based on 18,274,151 shares of common stock outstanding as of February 20, 2015. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Concert Pharmaceuticals, Inc., 99 Hayden Avenue, Suite 500, Lexington, Massachusetts 02421.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after February 20, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders
Entities affiliated with TVM Capital(1)	1,483,672	8.1%
Entities affiliated with GlaxoSmithKline(2)	1,356,533	7.4%
Skyline Venture Partners Qualified Purchaser Fund IV, L.P.(3)	1,208,920	6.6%
Entities affiliated with BVF, Inc.(4)	1,206,459	6.6%
Entities affiliated with Three Arch Partners(5)	1,138,854	6.2%

Executive Officers and Directors
Roger D. Tung, Ph.D.(6)	802,948	4.4%
Nancy Stuart(7)	241,866	1.3%
Ryan Daws(8)	38,717	*
Richard H. Aldrich(9)	472,562	2.6%
Thomas G. Auchincloss(10)	2,083	*
Ronald W. Barrett, Ph.D.(11)	31,855	*
John G. Freund, M.D.(12)	1,208,920	6.6%
Peter Barton Hutt(13)	40,703	*
Wilfred E. Jaeger, M.D.(14)	1,138,854	6.2%
Helmut M. Schühsler, Ph.D.(15)	1,483,672	8.1%
Wendell Wierenga, Ph.D.(16)	24,260	*
All current executive officers and directors as a group (13 persons)(17)	5,643,351	29.8%

*	Represents beneficial ownership of less than 1% of our outstanding stock.
(1)	Consists of 1,104,969 shares of common stock held by TVM Life Science Ventures VI GMBH & Co. KG and 378,703 shares of common stock held by TVM Life Science Ventures VI LP. Alexandra Goll, Helmut Schühsler, Hubert Birner, Stefan Fischer and Axel Polack are members of the investment committee of TVM Life Science Ventures VI Management Limited Partnership, a special limited partner of TVM Life Science Ventures VI GMBH & Co. KG and TVM Life Science Ventures VI LP with voting and dispositive power over the shares held by those entities. TVM Life Science Venture VI Management Limited Partnership and these individuals each disclaim beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address for each of the individuals and entities listed above is c/o TVM Capital GmbH, Maximilianstrasse 35, Entrance C, 80539 Munich, Germany.

(2)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2015 by GlaxoSmithKline plc. Consists of 1,179,941 shares of common stock held by Glaxo Group Limited and 176,592 shares of common stock held by S.R. One, Limited, each of which is a wholly owned subsidiary of GlaxoSmithKline plc. The address of these entities is 980 Great West Road, Brentford, Middlesex, United Kingdom TW8 9GS.
(3)	Based on information set forth in a Schedule 13D filed with the Securities and Exchange Commission on February 17, 2015 by the following entities and individuals. John G. Freund and Yasunori Kaneko are the Managing Members of Skyline Venture Management IV, LLC, which is the sole general partner of Skyline Venture Partners Qualified Purchaser Fund IV, L.P., and as such Drs. Freund and Kaneko may be deemed to share voting and dispositive power with respect to all shares held by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. Each of Drs. Freund and Kaneko disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address for each of the individuals and entities listed above is 525 University Ave, Suite 610, Palo Alto, California 94301.
(4)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on September 12, 2014 by the following entities and individual. Consists of (i) 559,400 shares of common stock beneficially owned by Biotechnology Value Fund, L.P. (“BVF”), (ii) 289,828 shares of common stock beneficially owned by Biotechnology Value Fund II, L.P (“BVF2”), (iii) 155,990 shares of common stock beneficially owned by Investment 10, L.L.C. and(“ILL10”) and (iv) 201,241 shares of common stock beneficially owned by MSI BVF SPV, LLC (“MSI”). BVF Partners L.P. (“Partners”) as the general partner of BVF and BVF2, and the investment adviser of each of ILL10 and MSI, may be deemed to beneficially own the 1,206,459 shares of common stock beneficially owned in the aggregate by BVF, BVF2, ILL10 and MSI. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 1,206,459 shares of common stock beneficially owned by Partners. Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 1,206,459 shares of common stock beneficially owned by BVF Inc. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of common stock beneficially owned by BVF, BVF2, ILL10 and MSI. The address for MSI is c/o Magnitude Capital, LLC, 601 Lexington Avenue, 59th Floor, New York, NY 10022 and the address for each of the other entities and for Mr. Lampert is 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.
(5)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2015 by the following entities and individuals. Consists of 557,126 shares of common stock held by Three Arch Partners IV, L.P., 540,375 shares of common stock held by Three Arch Partners III, L.P., 29,052 shares of common stock held by Three Arch Associates III, L.P. and 12,301 shares of common stock held by Three Arch Associates IV, L.P. The voting and dispositive decisions with respect to the shares held by Three Arch Associates III, L.P. and Three Arch Partners III, L.P., are made by the following managing members of their general partner, Three Arch Management III, L.L.C.: Mark Wan and Wilfred Jaeger, each of whom disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The voting and dispositive decisions with respect to the shares held by Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. are made by the following managing members of their general partner, Three Arch Management IV, L.L.C.: Mark Wan and Wilfred Jaeger, each of whom disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address for the funds affiliated with Three Arch Partners is 3200 Alpine Road, Portola Valley, CA 94028.
(6)	In addition to shares of common stock held directly, includes 134,761 shares of common stock held by the Roger D. Tung 2011 GRAT, for which Dr. Tung is the sole trustee, 12,389 shares of common stock held by the RD Tung Irrevocable Trust, for which Dr. Tung’s wife is a co-trustee, and 13,274 shares of common stock held by the Tung Family Investment Trust, for which Dr. Tung is a co-trustee. Includes 152,707 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 20, 2015.
(7)	In addition to shares of common stock held directly, includes 231,866 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 20, 2015.
(8)	Consists of 38,717 shares of common stock issuable upon exercise of options exercisable within 60 days after February 20, 2015.

(9)	In addition to shares of common stock held directly, includes 61,946 shares of common stock held by Little Bear Associates, Inc., formerly known as RA Capital Associates, Inc., of which Mr. Aldrich is the sole stockholder, and 82,405 shares of common stock held by the Richard H. Aldrich Irrevocable Trust of 2011, for which Mr. Aldrich is a trustee and Mr. Aldrich’s minor children are beneficiaries. Mr. Aldrich disclaims beneficial ownership of such shares except to the extent of any pecuniary interesting therein. Includes 21,236 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 20, 2015.
(10)	Consists of 2,083 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 20, 2015.
(11)	Consists of 31,855 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 20, 2015.
(12)	Consists of the shares described in note (4) above. Dr. Freund is a Managing Member of Skyline Venture Management IV, LLC, which is the sole general partner of Skyline Venture Partners Qualified Purchaser Fund IV, L.P., and as such may be deemed to share voting and dispositive power with respect to all shares held by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. Dr. Freund disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. Dr. Freund’s address is 525 University Ave, Suite 610, Palo Alto, California 94301.
(13)	Includes 36,279 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 20, 2015.
(14)	Consists of the shares described in note (6) above. Dr. Jaeger is a managing member of Three Arch Management III, L.L.C, the general partner of Three Arch Associates III, L.P. and Three Arch Partners III, L.P., and Three Arch Management IV, L.L.C, the general partner of Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. Dr. Jaeger disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. Dr. Jaeger’s address is 3200 Alpine Road, Portola Valley, CA 94028.
(15)	Consists of the shares described in note (2) above. Dr. Schühsler is a member of the investment committee of TVM Life Science Ventures VI Management Limited Partnership, the general partner of TVM Life Science Ventures VI GMBH & Co. KG and TVM Life Science Ventures VI LP, and as such Dr. Schühsler may be deemed to share voting and dispositive power with respect to all shares held by these entities Dr. Schühsler disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. Dr. Schühsler’s address is c/o TVM Capital GmbH, Maximilianstrasse 35, Entrance C, 80539 Munich, Germany.
(16)	Includes 11,871 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 20, 2015.
(17)	Includes 692,020 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 20, 2015.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLANS

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,688,937	(1)	$6.04	1,135,954	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	2,688,937		$6.04	1,135,954

(1)	Consists of stock options outstanding as of December 31, 2014 under our Amended and Restated 2006 Stock Option and Grant Plan and our 2014 Stock Incentive Plan, which we refer to as the 2006 Plan and the 2014 Plan, respectively.
(2)	Consists of shares of common stock authorized under the 2014 Plan that remained available for grant under future awards as of December 31, 2014. This amount does not include an additional 729,363 shares that became available for issuance under the 2014 Plan on January 1, 2015 in accordance with the terms of the 2014 Plan. The number of shares available under the 2014 Plan is subject to further increase by (i) the number of shares of our common stock subject to outstanding awards under the 2006 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased and (ii) further annual increases, to be added on January 1 of each year, from and after 2016 through 2024, in each case equal to the lowest of (a) 2,000,000 shares of our common stock, (b) 4% of the number of our outstanding shares on January 1 of each such fiscal year and (c) an amount determined by our board of directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2014 to which we have been a party, and in which any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or affiliates or immediate family members of any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties.

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

PURCHASES IN INITIAL PUBLIC OFFERING

In our IPO, beneficial owners of more than 5% of our voting securities and their affiliates purchased an aggregate of 831,000 shares of our common stock at the IPO price of $14.00 per share. The following table sets forth the number of shares of our common stock purchased and the aggregate cash purchase price paid by each of these entities in our IPO.

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

DIRECTOR INDEPENDENCE

Rule 5605 of the NASDAQ Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members also satisfy heightened independence requirements contained in the NASDAQ Listing Rules as well as Rule 10C-1 under the Exchange Act.

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

When determining the independence of the members of our compensation committee under the heightened independence requirements contained in the NASDAQ Listing Rules and Rule 10C-1, our board of directors is required to consider all factors specifically relevant to determining whether a director has a relationship with us that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of that director, including any consulting, advisory or other compensatory fee paid by us to that director; and (2) whether that director is affiliated with our company, a subsidiary of our company or an affiliate of a subsidiary of our company.

In December 2013, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. In January 2014, March 2014 and December 2014, our board of directors further considered the independence of John G. Freund, Wendell Wierenga and Thomas G. Auchincloss, Jr., respectively, in connection with their respective appointments to our board of directors. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Dr. Tung, is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors also determined that Thomas G. Auchincloss, Jr., John G. Freund and Wilfred E. Jaeger, who comprise our audit committee, and Richard H. Aldrich, Ronald W. Barrett and Wilfred E. Jaeger, who comprise our compensation committee, satisfy the independence standards for such committees established by the SEC and the NASDAQ Listing Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.	Principal Accountant Fees and Services

AUDITORS’ FEES

The following table summarizes the fees Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2014	2013
Audit Fees(1)	$325,000	$785,000
Audit-Related Fees	—	—
Tax Fees(2)	13,500	12,000
All Other Fees	2,000	—

Total Fees	$340,500	$797,000

(1)	Audit fees for 2014 and 2013 consist of fees for the audit of our consolidated financial statements and the review of our interim financial statements. Audit fees for 2013 also includes fees for services associated with our IPO.
(2)	Tax fees consists of fees incurred for tax compliance and tax return preparation.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.

CONCERT PHARMACEUTICALS, INC.

By:	/s/ Roger D. Tung
Roger D. Tung, Ph.D. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Roger D. Tung Roger D. Tung, Ph.D.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ Ryan Daws Ryan Daws	Chief Financial Officer (Principal Financial Officer)	March 2, 2015

/s/ Pauline McGowan Pauline McGowan	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 2, 2015

/s/ Richard H. Aldrich Richard H. Aldrich	Chairman	March 2, 2015

/s/ Thomas G. Auchincloss Thomas G. Auchincloss	Director	March 2, 2015

/s/ Ronald W. Barrett Ronald W. Barrett, Ph.D.	Director	March 2, 2015

/s/ John G. Freund John G. Freund, M.D.	Director	March 2, 2015

/s/ Peter Barton Hutt Peter Barton Hutt	Director	March 2, 2015

/s/ Wilfred E. Jaeger Wilfred E. Jaeger, M.D.	Director	March 2, 2015

/s/ Helmut M. Schühsler Helmut M. Schühsler, Ph.D.	Director	March 2, 2015

/s/ Wendell Wierenga Wendell Wierenga, Ph.D.	Director	March 2, 2015

EXHIBIT INDEX

Exhibit number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36310) filed with the SEC on February 20, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-36310) filed with the SEC on February 20, 2014)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.1	Third Amended and Restated Registration Rights Agreement, dated as of June 1, 2009, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.2	Warrant to purchase shares of Series C Convertible Preferred Stock issued by the Registrant to Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.3 #	Amended and Restated 2006 Stock Option and Grant Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.4 #	Form of Incentive Stock Option Agreement under 2006 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.5 #	Form of Nonstatutory Stock Option Agreement under 2006 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.6 #	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.7 #	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.8 #	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.9 #	Amended and Restated Employment Agreement, dated as of June 13, 2014, by and between the Registrant and Roger D. Tung, (incorporated by reference to Exhibit 99.1 to the Registrant’s current report on Form 8-K (File No. 001-36310) filed with the SEC on June 16, 2014)

10.10 #	Amended and Restated Employment Agreement, dated as of January 13, 2014, by and between the Registrant and Nancy Stuart (incorporated by reference to Exhibit 99.2 to the Registrant’s current report on Form 8-K (File No. 001-36310), filed with the SEC on June 16, 2014)

10.11 #*	Amended and Restated Employment Agreement, dated as of June 16, 2014, by and between the Registrant D. Ryan Daws

Exhibit number	Description

10.12 #	Form of Director and Officer Indemnification Agreement by and between the Registrant and each of Roger D. Tung, Nancy Stuart, D. Ryan Daws, Ian Robert Silverman, Pauline McGowan, Richard H. Aldrich, Thomas Auchincloss, Jr. Ronald W. Barrett, John G. Freund, Peter Barton Hutt, Wilfred E. Jaeger, Helmut M. Schühsler and Wendell Wierenga (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.13*	Loan and Security Agreement, dated as of December 22, 2011, between the Registrant and Hercules Technology Growth Capital, Inc., as amended

10.14	Lease Agreement, dated as of February 12, 2008, by and between the Registrant and One Ledgemont LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.15	Amendment of Lease, dated as of August 6, 2014, by and between the Registrant and 128 Spring Street Lexington, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q (File No. 001-36310), filed with the SEC on August 12, 2014)

10.16 †	Development and License Agreement, dated as of February 24, 2012, between the Registrant and Avanir Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.17 †	Development and License Agreement, dated as of February 26, 2013, between the Registrant and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.18 †	Master Development and License Agreement, dated as of April 4, 2013, among the Registrant, Celgene International Sàrl and Celgene Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.19 #	Summary of Executive Bonus Program (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.20 #*	Summary of Director Compensation Program

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.