Form 10-Q
period 2015-03-31
CONCERT PHARMACEUTICALS, INC.
filed 2015-05-11
CIK 1367920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2015: 21,721,565

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$63,816	$13,396
Investments, available for sale	49,251	65,836
Interest receivable	198	262
Accounts receivable	129	1,021
Prepaid expenses and other current assets	2,241	1,205

Total current assets	115,635	81,720
Property and equipment, net	2,283	2,284
Restricted cash	400	400
Other assets	42	50

Total assets	$118,360	$84,454

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,004	$560
Accrued expenses and other liabilities	2,704	5,002
Deferred revenue, current portion	5,809	5,955
Loan payable, net of discount	5,037	7,101

Total current liabilities	14,554	18,618
Deferred revenue, net of current portion	9,259	9,866
Deferred lease incentive, net of current portion	810	888
Deferred rent, net of current portion	247	257

Total liabilities	24,870	29,629

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding in 2015 and 2014, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 21,701,480 and 18,234,068 shares issued and outstanding in 2015 and 2014, respectively	22	18
Additional paid-in capital	247,800	200,157
Accumulated other comprehensive income (loss)	6	(14)
Accumulated deficit	(154,338)	(145,336)

Total stockholders’ equity	93,490	54,825

Total liabilities and stockholders’ equity	$118,360	$84,454

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
License and research and development revenue	$1,306	$1,613

Total revenue	1,306	1,613

Operating expenses:
Research and development	6,944	5,594
General and administrative	3,233	2,538

Total operating expenses	10,177	8,132

Loss from operations	(8,871)	(6,519)
Investment income	17	4
Interest and other expense	(148)	(435)

Net loss	$(9,002)	$(6,950)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	20	(8)

Comprehensive loss	$(8,982)	$(6,958)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(9,002)	$(6,950)
Accretion on redeemable convertible preferred stock	—	(55)

Net loss applicable to common stockholders—basic and diluted	$(9,002)	$(7,005)

Net loss per share applicable to common stockholders—basic and diluted	$(0.48)	$(0.76)

Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	18,726	9,188

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(9,002)	$(6,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	326
Stock-based compensation expense	646	210
Accretion of premiums and discounts on investments	181	84
Amortization of discount on loan payable	25	24
Amortization of deferred financing costs	9	9
Re-measurement of warrant to purchase redeemable securities	—	117
Amortization of deferred lease incentive	(76)	(128)
Changes in operating assets and liabilities:
Accounts receivable	898	102
Interest receivable	64	(225)
Prepaid expenses and other current assets	(1,045)	(1,126)
Other assets	8	98
Accounts payable	444	321
Accrued expenses and other liabilities	(2,598)	42
Deferred rent	(20)	(59)
Deferred revenue	(753)	(940)

Net cash used in operating activities	(11,036)	(8,095)
Investing activities
Purchases of property and equipment	(150)	(100)
Purchases of investments	(5,576)	(51,432)
Maturities of investments	22,000	6,000

Net cash provided by (used in) investing activities	16,274	(45,532)
Financing activities
Principal payments on loan payable	(2,089)	(1,919)
Repayment of leasehold improvement loan	—	(83)
Proceeds from sale of common stock, net of underwriting discounts and commissions	46,995	86,579
Proceeds from exercise of stock options	310	105
Payment of public offering costs	(34)	(1,042)

Net cash provided by financing activities	45,182	83,640

Net increase in cash and cash equivalents	50,420	30,013
Cash and cash equivalents at beginning of period	13,396	9,638

Cash and cash equivalents at end of period	$63,816	$39,651

Supplemental cash flow information:
Cash paid for interest	$138	$308
Property and equipment included in accrued expenses and other liabilities	$92	$—
Public offering costs incurred but unpaid at period end	$276	$394

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business

Concert Pharmaceuticals, Inc., or Concert or the Company, was incorporated on April 12, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that applies its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach starts with approved drugs, advanced clinical candidates or previously studied compounds that the Company believes can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties, enhancing clinical safety, tolerability or efficacy. The Company believes this approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. The Company’s pipeline includes multiple clinical-stage candidates and a number of preclinical compounds that it is currently assessing.

In March 2015, the Company sold 3,300,000 shares of common stock in a public offering at a price to the public of $15.15 per share, resulting in net proceeds to the Company of approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses.

The Company had cash and cash equivalents and investments of $113.1 million at March 31, 2015. The Company believes that its cash and cash equivalents and investments at March 31, 2015 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and establish collaborations with or license its technology to other companies.

Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other future period.

The accompanying condensed consolidated financial statements reflect the accounts of Concert and its subsidiary. All intercompany transactions between the Company and its subsidiary have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015.

Use of Estimates and Summary of Significant Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets, liabilities, equity, revenue and expenses and the disclosure of contingent assets and liabilities. In preparing the condensed consolidated financial statements, management used estimates in the following areas, among others: revenue recognition for multiple-element revenue arrangements, stock-based compensation expense, accrued expenses and income taxes. Actual results could differ from those estimates.

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company beginning in the first quarter of fiscal 2017 with early adoption not permitted. The Company is currently assessing the impact of this ASU on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company’s fiscal 2016 and for interim periods beginning in the first quarter of fiscal 2017. The Company is still evaluating the impact of this ASU on its financial statement disclosures.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis (principally cash equivalents and investments) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described below. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s investments in money market funds, U.S. treasury obligations and government agency securities have been classified as Level 1 because their fair values are based on quoted market prices.

As of March 31, 2015 and December 31, 2014, the Company’s financial assets and liabilities recognized at fair value consisted of the following:

	Level 1	Level 2	Level 3	Total

March 31, 2015
Money market funds, included in cash equivalents	$62,274	$—	$—	$62,274
Investments, available for sale:
U.S. Treasury obligations	5,802	—	—	5,802
Government agency securities	43,449	—	—	43,449

Total	$111,525	$—	$—	$111,525

	Level 1	Level 2	Level 3	Total

December 31, 2014
Money market funds, included in cash equivalents	$11,904	$—	$—	$11,904
Investments, available for sale:
U.S. Treasury obligations	12,035	—	—	12,035
Government agency securities	53,801	—	—	53,801

Total	$77,740	$—	$—	$77,740

The carrying amount of financial instruments not carried at fair value, including the loan payable, approximate fair value. The carrying value of the Company’s loan payable approximated fair value because the interest rate yields for the loan approximate current market yields. The disclosed fair value of the Company’s loan payable is a Level 3 liability within the fair value hierarchy.

4. Cash, Cash Equivalents and Investments, Available for Sale

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available-for-sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.

Cash, cash equivalents and investments, available for sale included the following at March 31, 2015 and December 31, 2014:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2015
Cash		$1,542	$—	$—	$1,542
Money market funds		62,274	—	—	62,274

Cash and cash equivalents		$63,816	$—	$—	$63,816

U.S. Treasury obligations	263 days	$5,803	$—	$(1)	$5,802
Government agency securities	119 days	43,442	7	—	43,449

Investments, available for sale		$49,245	$7	$(1)	$49,251

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2014
Cash		$1,492	$—	$—	$1,492
Money market funds		11,904	—	—	11,904

Cash and cash equivalents		$13,396	$—	$—	$13,396

U.S. Treasury obligations	171 days	$12,037	$(2)	$—	$12,035
Government agency securities	194 days	53,813	3	(15)	53,801

Investments, available for sale		$65,850	$1	$(15)	$65,836

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2015 and 2014, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Accrued professional fees and other	$959	$916
Employee compensation and benefits	494	1,606
Research and development expenses	883	2,104
Deferred lease incentive, current portion	310	308
Deferred rent, current portion	58	68

	$2,704	$5,002

6. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2015, the Company forecast an ordinary pre-tax loss for the year ended December 31, 2015 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the three months ended March 31, 2015.

To the extent new information becomes available, the Company may revise its forecast of ordinary pre-tax income or loss, and therefore the estimated effective tax rate, in future periods. The potential effect of a non-recognized subsequent event is considered in the Company’s estimated effective tax rate in the period in which the event occurs.

The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist. The Company is currently in the process of evaluating whether any such ownership changes have occurred.

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

For the initial program, which is referred to as CTP-730, the Company granted Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of a selected non-deuterated compound and certain close chemical derivatives thereof. The Company further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program. The Company and Celgene have agreed on the non-deuterated compounds for each of the two additional license programs. For the option program, Celgene may select the non-deuterated compound at a later time, which, unless otherwise agreed by the Company, will be limited to a compound for which Celgene possesses exclusive rights. With respect to the two additional license programs, the Company granted Celgene an upfront exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the agreed non-deuterated compounds. Celgene is restricted from utilizing their research, development and commercialization rights under each of these upfront licenses, unless, within seven years after the effective date of the agreement, Celgene pays the Company a license exercise fee. If Celgene does not elect to pay the license exercise fee during the seven year period, the license will expire. With respect to the option program, once a compound is selected, Celgene may exercise its option by paying the Company an option exercise fee within seven years of the effective date of the agreement, and upon Celgene’s exercise of the option the Company will grant to Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the selected non-deuterated compound.

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

Under the terms of the agreement, the Company received a non-refundable upfront payment of $35.0 million. In addition, the Company is eligible to earn up to $23.0 million in development milestone payments, including $8.0 million related to the completion of a Phase 1 clinical trial, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the initial program. The next milestone payment the Company may be entitled to receive under the initial program is $8.0 million related to the completion of Phase 1 clinical trials of CTP-730. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, in respect of a compound to be identified at a later time, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.

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

During the three months ended March 31, 2015 and 2014, the Company recognized revenue of $0.6 million and $0.4 million for the R&D Services Deliverable and $0.1 million and $0.5 million for the Supply Deliverable, respectively. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2015, there was $12.2 million of deferred revenue related to the Company’s collaboration with Celgene, $5.7 million of which was classified as current and $6.5 million of which was classified as noncurrent, in the accompanying condensed consolidated balance sheet.

Jazz Pharmaceuticals

In February 2013, the Company entered into a development and license agreement with Jazz Pharmaceuticals, Inc., or Jazz Pharmaceuticals, to research, develop and commercialize products containing a deuterated sodium oxybate analog, or D-SXB. The Company is initially focusing on one analog, designated as JZP-386. Under the terms of the agreement, the Company granted Jazz Pharmaceuticals an exclusive, worldwide, royalty-bearing license under intellectual property controlled by the Company to develop, manufacture and commercialize D-SXB products including, but not limited to, JZP-386.

The Company, together with Jazz Pharmaceuticals, is conducting certain development activities for Phase 1 clinical trials with respect to JZP-386 pursuant to an agreed upon development plan. The Company is responsible under the development plan for conducting the Phase 1 clinical trials with respect to JZP-386. Thereafter, the Company’s obligations to conduct further development activities are subject to mutual agreement. Jazz Pharmaceuticals has assumed all manufacturing responsibilities. Pursuant to the agreement, the Company’s costs for activities under the development plan, including pass-through costs and the costs of the Company’s employees’ time at a rate per full-time equivalent year of its employees’ time, which the Company and Jazz Pharmaceuticals agreed to, are reimbursed by Jazz Pharmaceuticals, except for the costs of a Phase 1 clinical trial that was initiated in the first quarter of 2015, which will be shared between Jazz Pharmaceuticals and the Company. This reimbursement is subject to limitations specified in the agreement, including adherence within a particular percentage to the development budget. Under the agreement, Jazz Pharmaceuticals is subject to specified diligence obligations regarding the development and commercialization of licensed products.

Under the agreement, the Company received a non-refundable upfront payment of $4.0 million and is eligible to earn an aggregate of up to $8.0 million in development milestone payments, up to $35.0 million in regulatory milestone payments and up to $70.0 million in sales-based milestone payments based on net product sales of licensed products. The next milestone payment that the Company may be entitled to receive is $4.0 million related to initiation of the first Phase 2 clinical trial of JZP-386.

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

For the three months ended March 31, 2015 and 2014, the Company recognized revenue of $0.4 million and $0.6 million related to the performance of development support services, respectively.

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

Under the agreement, the Company received a non-refundable upfront payment of $2.0 million and has received milestone payments of $4.0 million. The Company is also eligible to earn, with respect to licensed products comprising a combination of deuterated dextromethorphan and quinidine, an additional $2.0 million development milestone payment related to initiation of dosing in a Phase 3 clinical trial for AVP-786, up to $37.0 million in regulatory and commercial launch milestone payments and up to $125.0 million in sales-based milestone payments. The next milestone that the Company may be entitled to earn is $2.0 million related to the initiation of dosing in a Phase 3 clinical trial for AVP-786. In addition, the Company is eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deuterated dextromethorphan only in combination with quinidine.

Avanir also is required to pay the Company royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of expiration of specified patent coverage or 10 years following commercial launch. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country.

The Company determined that the deliverables under the agreement were the exclusive, royalty-bearing sub-licensable license to deuterated dextromethorphan delivered at the inception of the arrangement as well as participation on a joint steering committee through a first investigational new drug application filing. The Company allocated arrangement consideration of $2.0 million to the license and an insignificant amount to the Company’s participation on the joint steering committee. Accordingly, the Company recognized the $2.0 million non-refundable upfront fee as revenue upon delivery of the deuterated dextromethorphan license in March 2012.

Since June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has continued to receive intellectual property cost reimbursements. The Company recognized $133 thousand and $61 thousand for the three months ended March 31, 2015 and 2014, respectively, for intellectual property cost reimbursements, the cost of which was recorded within general and administrative expense.

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

8. Patent Assignment

In September 2011, the Company entered into a patent assignment agreement with Auspex Pharmaceuticals, Inc., or Auspex, pursuant to which the Company assigned to Auspex a U.S. patent application relating to deuterated pirfenidone analogs. Under the terms of the agreement, the Company is eligible to receive certain royalty payments, or the Royalty Payments, equal to a percentage in the low single digits of net sales in the United States invoiced by Auspex or any of its affiliates, with respect to certain pharmaceutical products containing a deuterated pirfenidone analog. The patent assignment agreement further provides that if Auspex sells to another party all of its U.S. rights to certain deuterated pirfenidone products, or if Auspex grants to another party a license to sell certain deuterated pirfenidone products in the United States, the Company will receive an amount, or the Sublicense/Sale Payments, equal to a percentage in the teens of any proceeds Auspex receives therefrom that are attributable to the rights to such deuterated pirfenidone products in the United States. In addition, the patent assignment agreement provides that if Auspex is acquired in a change in control transaction at any time while it, or any of its affiliates, own certain patents or patent applications related to deuterated pirfenidone, the Company will receive within a specified period following the closing of the transaction 1.44% of any proceeds payable as consideration for the change in control transaction, including any amounts paid to stockholders and certain equity holders of Auspex. Any such change-in-control payment to the Company is credited to Auspex as a deduction against any future Royalty Payments and Sublicense/Sale Payments that may become due under the agreement, such that Auspex will not be required to make further Royalty Payments and Sublicense/Sale Payments to the Company until the aggregate amount of such Royalty Payments and Sublicense/Sale Payments exceeds the amount of such change-in-control payment. The patent assignment agreement expires upon the earlier to occur of (1) receipt by the Company of the final Sublicense/Sale Payment arising from (a) the sale of Auspex’s U.S. rights to certain deuterated pirfenidone products or (b) Auspex’s grant of an exclusive license to sell certain deuterated pirfenidone products in the United States in all indications and fields, or (2) the expiration of the last claim owned by Auspex or any of its affiliates in certain patents or patent applications related to deuterated pirfenidone analogs.

9. Stock-Based Compensation

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

Effective January 1, 2015, an additional 729,363 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of March 31, 2015, there were 1,713,317 shares of common stock available for future award grants under the 2014 Plan.

Total stock-based compensation expense related to all stock-based awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended March 31,
	2015	2014
Research and development	$325	$90
General and administrative	321	120

Total stock-based compensation expense	$646	$210

Stock Options

The weighted-average fair value of options granted during the three months ended March 31, 2015 and 2014, based on fair values estimated as of the applicable grant dates using the Black-Scholes-Merton option pricing model, was $9.34 and $8.79 per option share, respectively.

For the three months ended March 31, 2015 and 2014, the fair values of options granted were estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected volatility	73.11%	68.95%
Expected term	6.0 years	6.0 years
Risk-free interest rate	1.54%	2.02%
Expected dividend yield	0.00%	0.00%

For the three months ended March 31, 2015 and 2014, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

During the three months ended March 31, 2015 and 2014, the total intrinsic value of stock options exercised was $2.1 million and $0.2 million, respectively. The total grant date fair value of stock options that vested during the three months ended March 31, 2015 and 2014 was $0.4 million and $0.2 million, respectively.

The following is a summary of stock option activity for the three months ended March 31, 2015:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	2,688,937	$6.04
Granted	152,000	$14.46
Exercised	(167,412)	$1.88

Outstanding at March 31, 2015	2,673,525	$6.78	6.88	$22,380

Exercisable at March 31, 2015	1,319,996	$3.75	4.64	$15,044

Vested and expected to vest at March 31, 2015 (1)	2,578,853	$6.65	6.80	$21,908

(1)	This represents the number of vested stock option shares as of March 31, 2015, plus the number of unvested stock option shares that the Company estimated as of March 31, 2015 would vest, based on the unvested stock option shares at March 31, 2015 and an estimated forfeiture rate of 5%.

As of March 31, 2015, there was $7.9 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.0 years.

10. Loan Payable

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

Each advance made under the Loan and Security Agreement bears interest at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. Through March 31, 2015, each of the December 2011 Advance and the March 2012 Advance had an interest rate of 8.5%. Interest-only payments were due monthly on the first day of each month beginning the month after the date of the respective advance until April 30, 2013. Thereafter the aggregate principal balance outstanding became payable in 30 equal monthly installments of principal and interest beginning May 1, 2013 and continuing through the maturity date of October 1, 2015.

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

Future minimum payments, which include principal and interest due under the Loan and Security Agreement, are $5.2 million, in the aggregate, for the remainder of 2015.

11. Earnings (Loss) Per Share

Basic net earnings (loss) per common share is calculated by dividing net earnings (loss) allocable to common stockholders, computed as the sum of net earnings (loss) and accretion on the Company’s redeemable convertible preferred stock, by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders was the same for all periods presented.

Upon closing of the Company’s IPO in February 2014, the Company sold 6,649,690 shares of common stock and issued an additional 9,919,821 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock. Additionally, the Company sold an additional 3,300,000 shares of common stock in connection with its public offering in March 2015.

The following potential common stock equivalents were not included in the calculation of diluted net loss per common share because the inclusion thereof would be antidilutive (in thousands):

	As of March 31,
	2015	2014
Warrant	71	71
Outstanding stock options	2,674	2,037

Total	2,745	2,108

12. Equity Financing

In March 2015, the Company sold 3,300,000 shares of common stock in a public offering at a price to the public of $15.15 per share. The shares included in the Company’s offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement that the Company filed with the Securities and Exchange Commission on Form S-3 (File No. 333-202451) on March 2, 2015. The Company received aggregate net proceeds of approximately $46.7 million, after deducting the underwriting discounts and offering-related transaction costs.

13. Subsequent Event

In March 2015, Auspex and Teva Pharmaceutical Industries Ltd., or Teva, announced that they had entered into a definitive merger agreement under which Teva would conduct a tender offer for all of the outstanding shares of Auspex at $101.00 per share in cash, representing total consideration of approximately $3.5 billion in equity value. On May 5, 2015, Teva announced that it had completed the acquisition. As a result, pursuant to the terms of the patent assignment agreement between the Company and Auspex discussed in Note 8, the Company expects to receive a payment within a specified period following the closing date. As a result of the merger, Auspex became a wholly owned subsidiary of Teva.

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

The following summarizes our clinical development programs:

•	AVP-786 is a combination of a deuterium-substituted dextromethorphan analog and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders. We granted Avanir Pharmaceuticals, Inc., or Avanir, an exclusive worldwide license to develop and commercialize deuterated dextromethorphan analogs, including the analog in AVP-786. Subsequent to our agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. Avanir is conducting a Phase 2 clinical trial of AVP-786 as an adjunctive treatment for major depressive disorder and also has announced plans to advance AVP-786 into Phase 3 testing for Alzheimer’s agitation, pending agreement with the United States Food and Drug Administration, or FDA.

•	CTP-656 is a deuterated analog of ivacaftor that we are developing as a treatment for cystic fibrosis. Ivacaftor is commercially marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. In March 2015, we began a Phase 1 clinical program. We initially conducted a crossover study to compare CTP-656 and another proprietary deuterium-modified compound in order to select one for further clinical evaluation. We plan to conduct single and multiple ascending dose trials as part of the Phase 1 program. We expect to begin the multiple ascending dose trial in the second half of 2015 to evaluate the safety and pharmacokinetics of CTP-656.

•	JZP-386 is a product candidate containing a deuterated sodium oxybate analog for potential use in patients with narcolepsy. We have granted Jazz Pharmaceuticals Ireland Limited, or Jazz Pharmaceuticals, worldwide rights to develop and commercialize deuterated sodium oxybate analogs, including JZP-386. Sodium oxybate is the active ingredient in Jazz Pharmaceuticals’ marketed drug Xyrem®. A second Phase 1 clinical trial evaluating JZP-386 was recently completed. On May 7, 2015, we and Jazz Pharmaceuticals announced results from the recently completed Phase 1 trial. While we and Jazz Pharmaceuticals have determined that the deuterium-related effects do not support advancing into a later-stage clinical trial of JZP-386 at this time, the results indicate that further evaluation of JZP-386 is warranted. We and Jazz Pharmaceuticals intend to explore formulation options to enhance the positive effects observed in the Phase 1 trials to achieve an improved product profile for patients with narcolepsy.

•	CTP-730 is a product candidate for the treatment of inflammatory diseases that is being developed under a collaboration with Celgene Pharmaceuticals, Inc., Celgene International Sarl and Celgene Corporation, together referred to as Celgene, to research, develop and commercialize certain deuterated compounds for the treatment of inflammation or cancer. We have completed a single ascending dose Phase 1 clinical trial and have initiated a multiple ascending dose Phase 1 trial to assess safety, tolerability and pharmacokinetics of CTP-730, which is expected to be completed in the second half of 2015.

•	CTP-499 is a novel, potential first-in-class treatment for diabetic nephropathy that we are developing as an additive treatment to the current standard of care. We have completed a Phase 2 clinical trial and plan to seek one or more collaborators for future development of CTP-499 in diabetic nephropathy. We also plan to negotiate a Special Protocol Assessment with the FDA in 2015.

•	CTP-354 is a novel, potential first-in-class, non-sedating treatment for spasticity that we are initially developing for use in patients with spinal cord injury and in patients with multiple sclerosis. In November 2014, we announced three-month toxicology data from a non-clinical in vivo study of CTP-354 showing adverse effects in one of two species studied and our intent to conduct additional non-clinical evaluations to further evaluate CTP-354. In March 2015, we received a partial clinical hold letter from the FDA providing guidance that would allow us to conduct limited Phase 2 clinical trials. We are conducting non-clinical evaluation of CTP-354 to determine whether to advance CTP-354 into Phase 2 clinical testing.

We plan to continue to seek to identify compounds that can be improved through selective deuterium modification and believe we are capable of identifying one to two novel deuterated compounds per year that we can advance into preclinical development while concurrently progressing our existing pipeline.

Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake non-clinical studies and clinical trials, manufacture product in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $154.3 million since inception through March 31, 2015 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs.

We have incurred net losses in each year from our inception in 2006. We incurred a net loss of $9.0 million for the three months ended March 31, 2015. Our net losses may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under our current development programs. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	continue to develop and conduct additional non-clinical studies and clinical trials with respect to our product candidates;

•	seek to identify additional product candidates;

•	in-license or acquire additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional personnel;

•	add equipment and physical infrastructure to support our research and development; and

•	continue to implement the infrastructure necessary to support our product development and help us comply with our obligations as a public company.

We do not expect to generate revenue from product sales unless and until we, or our collaborators, successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have developed the internal capability to manufacture up to low kilogram quantities of deuterated active pharmaceutical ingredients for use in Phase 1 clinical trials. However, to date, the majority of our manufacturing activities have been performed by third parties. Additionally, we currently utilize third-party contract research organizations to carry out our clinical development activities and we do not yet have a sales organization. If we obtain, or believe that we are likely to obtain, marketing approval for any product candidates for which we retain commercialization rights, and intend to commercialize a product, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to seek to fund our operations through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements for at least the next several years. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would force us to delay, limit, reduce or terminate our research and development programs and could have a material adverse effect on our financial condition and our ability to develop our products. We will need to generate significant revenues to achieve sustained profitability and we may never do so.

COLLABORATIONS

We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. They also have provided us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible for an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. For example, our collaborator Avanir reported agreeing with the FDA to an expedited development pathway for AVP-786. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations:

•

Celgene. In April 2013, we entered into a master development and license agreement with Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting inflammation or cancer. The collaboration is initially focused on one compound in the initial program, referred to as CTP-730, targeting inflammatory disease, but has the potential to encompass up to four programs. For the initial program, we granted Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of a selected non-deuterated compound and certain close chemical derivatives thereof. We further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program. We and Celgene have agreed on the non-deuterated compounds for each of the two additional license programs. For the option program, Celgene may select the non-deuterated compound at a later time, which, unless otherwise agreed by us, will be limited to a compound for which Celgene possesses exclusive rights. With respect to the two additional license programs, we granted Celgene an upfront exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the agreed non-deuterated compounds. Celgene is restricted from utilizing their research, development and commercialization rights under each of these upfront licenses, unless, within seven years after the effective date of the agreement, Celgene pays us a license exercise fee. If Celgene does not elect to pay the license exercise fee during the seven year period, the license will expire. With respect to the option program, once a compound is selected, Celgene may exercise its option by paying us an option exercise fee within seven years of the effective date of the agreement, and upon Celgene’s exercise of the option we will grant to Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the selected non-deuterated compound.

Under the terms of the agreement, we received a non-refundable upfront payment of $35.0 million. In addition, we are eligible to earn up to $23.0 million in development milestone payments, including $8.0 million related to the completion of a Phase 1 clinical trial, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the initial program. If Celgene exercises its rights with respect to either of the two additional license programs, we will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs we are eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program we are eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program in respect of a compound to be identified at a later time, we will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.

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

Under the agreement, we received a non-refundable upfront payment of $2.0 million and have received milestone payments of $4.0 million. We are also eligible to earn, with respect to licensed products comprising a combination of deuterated dextromethorphan and quinidine, an additional $2.0 million development milestone payment related to initiation of dosing in a Phase 3 clinical trial for AVP-786, up to $37.0 million in regulatory and commercial launch milestone payments and up to $125.0 million in sales-based milestone payments. In addition, we are eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deuterated dextromethorphan only in combination with quinidine. Avanir also is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of expiration of specified patent coverage or 10 years following commercial launch. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country.

•	Jazz Pharmaceuticals. In February 2013, we entered into a development and license agreement with Jazz Pharmaceuticals to research, develop and commercialize products containing a deuterated sodium oxybate analog, or D-SXB. We are initially focusing on one analog, designated as JZP-386. Under the terms of the agreement, we granted Jazz Pharmaceuticals an exclusive, worldwide, royalty-bearing license under intellectual property controlled by us to develop, manufacture and commercialize D-SXB products including, but not limited to, JZP-386.

We, together with Jazz Pharmaceuticals, are conducting certain development activities for Phase 1 clinical trials with respect to JZP-386 pursuant to an agreed upon development plan. We are responsible under the development plan for conducting the Phase 1 clinical trials with respect to JZP-386. Thereafter, our obligations to conduct further development activities are subject to mutual agreement. Jazz Pharmaceuticals has assumed all manufacturing responsibilities. Pursuant to the agreement, our costs for activities under the development plan, including pass-through costs and the costs of our employees’ time at a rate per full-time equivalent year of our employees’ time, which we and Jazz Pharmaceuticals agreed to, are reimbursed by Jazz Pharmaceuticals, except for the costs of a Phase 1 clinical trial that was initiated in the first quarter of 2015, which will be shared between Jazz Pharmaceuticals and us. This reimbursement is subject to limitations specified in the agreement, including adherence within a particular percentage to the development budget. Under the agreement, Jazz Pharmaceuticals is subject to specified diligence obligations regarding the development and commercialization of licensed products.

Under the agreement, we received a non-refundable upfront payment of $4.0 million and are eligible to earn an aggregate of up to $8.0 million in development milestone payments, including $4.0 million related to the initiation of the first Phase 2 clinical trial of JZP-386, up to $35.0 million in regulatory milestone payments and up to $70.0 million in sales-based milestone payments based on net product sales of licensed products. In addition, Jazz Pharmaceuticals is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on worldwide net sales of licensed products. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of the expiration of specified patent coverage or 10 years following commercial launch. The royalty rate is lowered, on a country-by-country basis, under certain circumstances as specified in the agreement.

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

PATENT ASSIGNMENT AGREEMENT

In September 2011, we entered into a patent assignment agreement with Auspex Pharmaceuticals, Inc., or Auspex, pursuant to which we assigned to Auspex a U.S. patent application relating to deuterated pirfenidone analogs. Under the terms of the agreement, we are eligible to receive certain royalty payments, or the Royalty Payments, equal to a percentage in the low single digits of net sales in the United States invoiced by Auspex or any of its affiliates, with respect to certain pharmaceutical products containing a deuterated pirfenidone analog. The patent assignment agreement further provides that if Auspex sells to another party all of its U.S. rights to certain deuterated pirfenidone products, or if Auspex grants to another party a license to sell certain deuterated pirfenidone products in the United States, we will receive an amount, or the Sublicense/Sale Payments, equal to a percentage in the teens of any proceeds Auspex receives therefrom that are attributable to the rights to such deuterated pirfenidone products in the United States. In addition, the patent assignment agreement provides that if Auspex is acquired in a change in control transaction at any time while it, or any of its affiliates, own certain patents or patent applications related to deuterated pirfenidone, we will receive within a specified period following the closing of the transaction 1.44% of any proceeds payable as consideration for the change in control transaction, including any amounts paid to stockholders and certain equity holders of Auspex. Any such change-in-control payment to us is credited to Auspex as a deduction against any future Royalty Payments and Sublicense/Sale Payments that may become due under the agreement, such that Auspex will not be required to make further Royalty Payments and Sublicense/Sale Payments to us until the aggregate amount of such Royalty Payments and Sublicense/Sale Payments exceeds the amount of such change-in-control payment. The patent assignment agreement expires upon the earlier to occur of (1) receipt by us of the final Sublicense/Sale Payment arising from (a) the sale of Auspex’s U.S. rights to certain deuterated pirfenidone products or (b) Auspex’s grant of an exclusive license to sell certain deuterated pirfenidone products in the United States in all indications and fields, or (2) the expiration of the last claim owned by Auspex or any of its affiliates in certain patents or patent applications related to deuterated pirfenidone analogs.

In March 2015, Auspex and Teva Pharmaceutical Industries Ltd., or Teva, announced that they had entered into a definitive merger agreement under which Teva would conduct a tender offer for all of the outstanding shares of Auspex at $101.00 per share in cash, representing total consideration of approximately $3.5 billion in equity value. On May 5, 2015, Teva announced that it had completed the acquisition. As a result, pursuant to the terms of the patent assignment agreement, we expect to receive a payment within a specified period following the closing date. As a result of the merger, Auspex became a wholly owned subsidiary of Teva.

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

In the future, we will seek to generate revenue from a combination of product sales and milestone payments and royalties on product sales in connection with our current collaborations with Celgene, Avanir and Jazz Pharmaceuticals, or other collaborations we may enter into.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due to the increased size and duration of later-stage clinical trials and the manufacturing that is typically required for those later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress but we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Income Taxes

We record a provision or benefit for income taxes on ordinary pre-tax income or loss based on our estimated effective tax rate for the year. As of March 31, 2015, we forecast an ordinary pre-tax loss for the year ended December 31, 2015 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three months ended March 31, 2015.

To the extent new information becomes available, we may revise our forecast of ordinary pre-tax income or loss, and therefore the estimated effective tax rate, in future periods. The potential effect of a non-recognized subsequent event is considered in our estimated effective tax rate in the period in which the event occurs.

Critical Accounting Policies and Significant Judgments and Estimates

During the three months ended March 31, 2015, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 2, 2015.

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for us beginning in the first quarter of fiscal 2017 with early adoption not permitted. We are currently assessing the impact of this ASU on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for our fiscal 2016 and for interim periods beginning in the first quarter of fiscal 2017. We are still evaluating the impact of this ASU on our financial statement disclosures.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014, together with the changes in those items in dollars.

	Three months ended March 31,
(in thousands)	2015	2014	Change
Revenue:
License and research and development revenue	$1,306	$1,613	$(307)

Total revenue	1,306	1,613	(307)
Operating expenses:
Research and development	6,944	5,594	1,350
General and administrative	3,233	2,538	695

Total operating expenses	10,177	8,132	2,045

Loss from operations	(8,871)	(6,519)	(2,352)
Investment income	17	4	13
Interest and other expense	(148)	(435)	287

Net loss	$(9,002)	$(6,950)	$(2,052)

Revenue

Revenue was $1.3 million for the three months ended March 31, 2015 as compared to $1.6 million for the prior year period, a decrease of $0.3 million. The decrease in revenue was due to a decrease in revenue recognized for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements of $0.2 million and $0.2 million, respectively. These changes were attributable to a decrease in the extent of our activities related to Phase 1 clinical trials performed under our collaborations with Celgene and Jazz Pharmaceuticals. Revenue recognized under our collaboration agreements with Celgene and Jazz Pharmaceuticals may vary from period to period based on the timing of planned development activities and the extent of our efforts related to those activities. These decreases were partially offset by a $0.1 million increase in revenue attributable to intellectual property cost reimbursements under our Avanir collaboration agreement.

As of March 31, 2015, we had deferred revenue of:

•	$12.2 million related to our collaboration with Celgene, $5.7 million of which was classified as current on our condensed consolidated balance sheet;

•	$0.1 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 21 months; and

•	$2.8 million related to a payment received from GSK that we will not recognize as revenue until all repayment obligations lapse.

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the three months ended March 31, 2015 and 2014, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three months ended March 31,
(in thousands)	2015	2014
External research and development expenses:
CTP-656	$623	$—
JZP-386	804	111
CTP-730	395	369
CTP-499	172	347
CTP-354	276	1,267

Total external research and development expenses	2,270	2,094

Employee and contractor-related expenses	3,552	2,367
Platform-related lab expenses	378	362
Facility expenses	666	675
Other expenses	78	96

Personnel and other expenses	4,674	3,500

Total research and development expenses	$6,944	$5,594

Research and development expenses were $6.9 million for the three months ended March 31, 2015, compared to $5.6 million for the prior year period, an increase of $1.3 million. This increase was primarily due to a $1.2 million increase in employee and contractor-related expenses, which was primarily due to an increase in internal platform development expenses. The increase in direct research and development expenses was attributable to increased expenses under the JZP-386 and CTP-656 programs of $0.7 million and $0.6 million, respectively. The increase in JZP-386 expenses was attributable to the conduct of a Phase 1 clinical trial during the three months ended March 31, 2015. The increase in CTP-656 expenses was a result of expenses incurred in connection with the initiation of Phase 1 clinical testing during the three months ended March 31, 2015.

These increases were partially offset by lower CTP-354 expenses of $1.0 million during the three months ended March 31, 2015 as compared to the prior year period, primarily as a result of expenses associated with the multiple ascending dose Phase 1 clinical trial which was initiated in January 2014. Expenses incurred with respect to CTP-354 during the three months ended March 31, 2015 related to ongoing non-clinical studies.

General and administrative expenses

General and administrative expenses were $3.2 million for the three months ended March 31, 2015, compared to $2.5 million for the prior year period. The increase of $0.7 million was primarily due to expenses associated with operating as a public company, including a $0.5 million increase in cash compensation and non-cash stock-based compensation expense and a $0.1 million increase in directors and officers insurance expense.

Interest and other expense

Interest and other expense was $0.1 million for the three months ended March 31, 2015, compared to $0.4 million for the prior year period. The decrease was primarily attributable to a decrease in interest expense associated with our debt facility with Hercules, which decreased by $0.2 million for the three months ended March 31, 2015 compared to the prior year period due to a lower principal balance outstanding. Additionally, a $0.1 million expense was recognized during the three months ended March 31, 2014 in connection with the re-measurement of the fair value of the redeemable convertible preferred stock warrant that we issued to Hercules in connection with draws under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of March 31, 2015, we had an accumulated deficit of $154.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.

We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations. During February 2014, we completed our IPO, whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. During March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million after deducting underwriting discounts and commissions and offering-related transaction costs.

As of March 31, 2015 we had cash and cash equivalents and investments of $113.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three months ended March 31,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(11,036)	$(8,095)
Investing activities	16,274	(45,532)
Financing activities	45,182	83,640

Net increase in cash and cash equivalents	$50,420	$30,013

Operating activities. During the three months ended March 31, 2015 and 2014, our operating activities used cash of $11.0 million and $8.1 million, respectively. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. The increase in cash used during the three months ended March 31, 2015 as compared to the prior year period was primarily attributable to increased operating expenses, adjusted for non-cash items, which were due to increased research development activities as well as higher general and administrative expenses during the three months ended March 31, 2015.

Investing activities. Net cash provided by (used in) investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the three months ended March 31, 2015 and 2014 was $5.6 million and $51.4 million, respectively. Net cash provided by maturities of investments for the three months ended March 31, 2015 and 2014 was $22.0 million and $6.0 million, respectively. Purchases of fixed assets for the three months ended March 31, 2015 and 2014 was $0.2 million and $0.1 million, respectively. The substantial amount of cash used in investing activities for the three months ended March 31, 2014 as compared to the current year period was primarily related to the investment of our IPO proceeds.

Financing activities. During the three months ended March 31, 2015 and 2014, our financing activities provided cash of $45.2 million and $83.6 million, respectively. The cash provided by financing activities during 2015 was primarily due to the receipt of net public offering proceeds of $47.0 million in March 2015. During the three months ended March 31, 2014, cash provided was primarily due to the receipt of net IPO proceeds of $86.6 million. Cash payments of offering related expenses totaled $34 thousand and $1.0 million during the three months ended March 31, 2015 and 2014, respectively. Principal payments under our debt facility with Hercules totaled $2.1 million and $1.9 million during the three months ended March 31, 2015 and 2014, respectively.

Credit Facilities

In December 2011, we executed a Loan and Security Agreement with Hercules, which provided for up to $20.0 million in funding, to be made available in two tranches. We borrowed the first tranche of $7.5 million in December 2011 and the second tranche of $12.5 million in March 2012. As of March 31, 2015, an aggregate of $5.1 million of principal and accrued interest remained outstanding under the Loan and Security Agreement.

Each advance under the Loan and Security Agreement bears interest at a variable rate equal to the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however that the per annum rate of interest rate shall not exceed 11%. We were required to pay interest only on the indebtedness through April 30, 2013. We are now repaying our remaining indebtedness under the Loan and Security Agreement in seven equal monthly payments of principal and interest of $0.7 million through October 1, 2015.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of March 31, 2015, will enable us to fund our operating expenses, debt service and capital expenditure requirements into the second half of 2017, without giving effect to potential milestone payments that we may receive under existing collaboration agreements or the patent assignment agreement with Auspex. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual obligations

During the three months ended March 31, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We had cash and cash equivalents and investments of $113.1 million as of March 31, 2015 and $79.2 million as of December 31, 2014, in each case primarily money market mutual funds and available-for-sale securities consisting of U.S. government-backed and agency securities. The increase in cash and cash equivalents and investments during the three months ended March 31, 2015 was primarily the result of our sale of common stock in a public offering in March 2015, which resulted in net proceeds to us of $46.7 million after deducting underwriting discounts and commissions and offering expenses. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

We had outstanding borrowings under our debt facility with Hercules of $5.1 million as of March 31, 2015 and $7.2 million as of December 31, 2014. Interest is payable at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. As a result of the 11% maximum annual interest rate and interest rate protection until prime exceeds 5.25%, we have limited exposure to changes in interest rates on borrowings under this facility. A hypothetical 100 basis point increase in the prime rate as of March 31, 2015 would have no effect on the amount of our required interest payments under the debt facility through maturity on October 1, 2015.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2015 and 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred significant annual net operating losses in every year since our inception. Our net loss was $9.0 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $154.3 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct additional non-clinical studies and clinical trials with respect to our product candidates;

•	seek to identify additional product candidates;

•	in-license or acquire additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional personnel;

•	add equipment and physical infrastructure to support our research and development; and

•	continue to implement the infrastructure necessary to support our product development and help us comply with our obligations as a public company.

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

Developing pharmaceutical products, including conducting non-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and non-clinical development efforts for and seek marketing approval for, our product candidates, or if we in-license or acquire product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of one of our collaborators. In particular, the costs that we may be required to incur for the manufacture of any product candidate that receives marketing approval may be substantial. To our knowledge, no deuterated drug has ever been successfully commercialized. Manufacturing a deuterated drug at commercial scale may require specialized facilities, processes and materials. Furthermore, we will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We believe our existing cash and cash equivalents and investments as of March 31, 2015 will enable us to fund our operating expenses, debt service and capital expenditure requirements into the second half of 2017, without giving effect to potential milestone payments that we may receive under existing collaboration agreements or the patent assignment agreement with Auspex. While we believe we are entitled to receive a payment under our patent assignment agreement with Auspex as a result of the completion of its acquisition by Teva, we have not yet received any payment. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the progress, timing, costs and results of clinical trials of, and research and non-clinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials;

•	our current collaboration agreements and achievement of milestones under these agreements;

•	our ability to enter into and the terms and timing of any additional collaborations, licensing, product acquisition or other arrangements that we may establish;

•	the number of product candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the costs of operating as a public company.

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

As of March 31, 2015, we had $5.1 million of outstanding borrowings under our Loan and Security Agreement with Hercules that we are required to repay in monthly installments through October 2015. We could in the future incur additional indebtedness beyond our borrowings from Hercules.

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

We may not be able to continue further clinical development of our wholly owned development programs, including CTP-354, CTP-499, and CTP-656. If we are unable to develop, obtain marketing approval for or commercialize our wholly owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•	In the case of CTP-354, successful completion of non-clinical evaluation, including toxicology studies and related analysis, including those studies being conducted to further evaluate CTP-354 as a result of toxicology data from a non-clinical in vivo study of CTP-354 showing adverse effects;

•	in the case of CTP-499, successful negotiation of a Special Protocol Assessment with FDA and our ability to find a suitable partner to continue development;

•	in the case of CTP-656, we may be required to develop CTP-656 in combination with other agents to maximize its therapeutic and sales potential, and if we may not be able to establish such combinations;

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators for our wholly owned development programs, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of our wholly owned development programs with sufficient quality and quantity to support clinical trials and potential future commercialization;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	amount of commercial sales, if and when approved;

•	a continued acceptable safety profile of our wholly owned development programs following any marketing approval; and

•	agreement by third party payors to reimburse patients for the costs of treatment with our products, and the terms of such reimbursement.

If we are unable to successfully develop, receive marketing approval for, and commercialize our wholly owned development programs, or experience delays as a result of any of these factors or otherwise, our business could be materially harmed.

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

We, or our collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	we, or our collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we, or our collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or our collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or our collaborators, anticipate;

•	our third party contractors or those of our collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of our collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or our collaborators in a timely manner or at all;

•	regulators or institutional review boards may not authorize us, our collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or our collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial, extend the clinical trial’s duration or cause spurious results;

•	investigators may provide inaccurate or false data, resulting in spurious clinical results, an inadequate data set or regulators’ unwillingness to approve a product;

•	regulators or institutional review boards may require that we, or our collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

•	the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ clinical trial design or our or their interpretation of data from non-clinical studies and clinical trials;

•	the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

We, or our collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the European Medicines Agency. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial;

•	access to relevant clinical trial sites;

•	efforts to facilitate timely enrollment;

•	competing clinical trials; and

•	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

The deuterated compounds that we produce and seek to develop can have similar pharmacological properties as their corresponding non-deuterated compounds. Therefore, we believe that we, or our collaborators, may, in some instances, be able to obtain clearance from the FDA or comparable foreign regulatory authorities to follow expedited development programs for some deuterated compounds that reference and rely on findings previously obtained from prior non-clinical studies or clinical trials of the corresponding non-deuterated compounds. For example, our collaborator Avanir reported in June 2013 that the FDA has agreed to an expedited development pathway for AVP-786, a product candidate Avanir is developing that includes our licensed deuterated dextromethorphan compound, permitting Avanir to reference data from its development of dextromethorphan and quinidine in its investigational new drug application, or IND, and any future new drug application, for AVP-786.

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

All of our product candidates are still in non-clinical and early-clinical stage development and their risk of failure is high. Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, one of our collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. A dose of a deuterated compound could, in comparison to an equal dose of the corresponding non-deuterated compound, result in increased exposure levels, distribution and half-life in the body and alter the levels of particular metabolites that are present in the body. These changes may cause serious adverse events or undesirable side effects that we or our collaborators did not anticipate, whether based on the characteristics of the corresponding non-deuterated compound or otherwise. If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we, or our collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. In addition, unexpected adverse clinical effects of a deuterated product candidate, including either those identified by us or deuterated analogs of approved drugs being developed by any third parties, may create general concerns regarding deuteration technology that could delay the development of our product candidates.

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

Efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, including those licensed to our collaborators, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions or burdensome prescription requirements contained in the product’s approved labeling;

•	our ability, or the ability of our collaborators, to offer the product for sale at commercially acceptable prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other new products for the same indications;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products; and

•	availability and amount of reimbursement from government payors, managed care plans and other third party payors.

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

Avanir is developing AVP-786 for the treatment of major depressive disorder. Avanir has also reported that it plans to develop AVP-786 for agitation associated with Alzheimer’s Disease. There are a number of marketed drugs for major depressive disorder and product candidates in clinical development for each indication.

We are initially developing CTP-656 as a treatment for cystic fibrosis. CTP-656 is a deuterated analog of ivacaftor, which is commercially marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. If CTP-656 receives marketing approval, it would compete with this product and may face competition from a number of other product candidates that are currently in clinical development, including additional candidates being developed by Vertex, among others.

JZP-386 is being developed for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The current standard of care is treatment with sodium oxybate. In addition, Flamel Technologies is currently developing an extended release formulation of sodium oxybate for the treatment of narcolepsy.

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

We are initially developing CTP-354 for the treatment of spasticity in spinal cord injury and spasticity in multiple sclerosis. Current first-line treatment for spasticity includes oral and local agents and physical and occupational therapy. Four oral drugs have been approved in the United States for the treatment of spasticity: baclofen (Lioresal®), tizanidine (Zanaflex®), diazepam (Valium) and dantrolene (Dantrium®), each of which is available on a generic basis. Spasticity is also treated through localized injections of botulinum toxin. In addition, there are several potentially competitive product candidates in Phase 3 clinical development being pursued by pharmaceutical and biotechnology companies, including GW Pharmaceuticals plc.

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

Several large pharmaceutical and biotechnology companies have begun to cover deuterated analogs of their product candidates in patent applications and may choose to develop these deuterated compounds. These large pharmaceutical and biotechnology companies may have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. In addition, we know of two biotechnology companies, Auspex Pharmaceuticals, Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and Achillion Pharmaceuticals, Inc., and possibly two others, DeuteRx LLC and Berolina innovative Research and Development Services Pharma GmbH, that are developing product candidates involving deuterium substitution. These competitors may be more successful than us in developing deuterated compounds. In addition, these competitors may enter into collaborative arrangements or business combinations that result in their ability to research and develop deuterated compounds more effectively than us. Our potential competitors also include academic institutions, government agencies and other public and private research organizations.

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

If we develop a deuterated analog of a drug with orphan disease exclusivity, we may be prevented from marketing our compound  prior to the expiration of that exclusivity unless we can show that the deuterated analog is not the same drug for the same indication.

Under the Orphan Drug Act, if the FDA has granted a drug orphan disease exclusivity with respect to an orphan indication, which is generally defined as a disease or condition with a patient population of less than 200,000 patients in the United States annually, the FDA cannot approve a new drug application for the same product and for the same orphan indication until the end of the exclusivity period of seven years following approval of the orphan drug. If one of our deuterium-modified analogs is deemed by the FDA to be the same product for the same indication as a corresponding non-deuterium modified drug that has orphan drug exclusivity, we may be prevented from marketing our drug during the exclusivity period.

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

In addition, increasingly, third party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies, requiring burdensome comparison studies with currently approved drugs and challenging the prices charged. We, and our collaborators, cannot be sure that coverage will be available for any product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any our product candidates for which we, or our collaborators, obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we or our collaborators commercially sell any product that we may or they may develop. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend litigation;

•	distraction to our management diverting focus from business operations and strategy;

•	initiation of investigations by regulators;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

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

JZP-386 is a deuterated analog of a Schedule I controlled substance and the active pharmaceutical ingredient will likely be classified as a Schedule I controlled substance and the drug product will likely be classified as a Schedule III controlled substance, which could substantially limit our ability to obtain the quantities of JZP-386 needed to conduct clinical trials and the ability of our collaborator to market and sell JZP-386 if it receives marketing approval. We also expect our product candidate CTP-354 will be classified as a Schedule IV controlled substance, which could substantially limit our ability to market and sell CTP-354 if it receives marketing approval.

The placement of drugs or other substances into schedules under the Controlled Substances Act of 1970, or CSA, is based upon the substance’s medical use, potential for abuse and safety or dependence liability. Under the CSA, every person who manufactures, distributes, dispenses, imports or exports any controlled substance must register with the U.S. Drug Enforcement Agency, or DEA, unless exempt. Our product candidate JZP-386, which we have licensed to Jazz Pharmaceuticals, is a deuterated sodium oxybate analog. Sodium oxybate is regulated as a chemical by the DEA as a Schedule I controlled substance. Because of the Schedule I classification of sodium oxybate, JZP-386 is regulated by the DEA as a Schedule I controlled substance. As a result, we or Jazz Pharmaceuticals will be required to obtain a license to ship the chemical intermediate that we are using as the precursor to JZP-386, which may delay or prevent the manufacturing of JZP-386 for clinical trials.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We are seeking a collaborator for CTP-499 and may seek one or more collaborators for the development and commercialization of one or more of our product candidates. We do not currently intend to conduct further clinical development of CTP-499 for the treatment of diabetic nephropathy absent such a collaboration.

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

We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in the inability to report our clinical results in certain publications, fines, adverse publicity and civil and criminal sanctions.

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

We currently have only very limited internal capabilities to manufacture our product candidates. We currently rely, and expect to continue to rely, on third party contractors to manufacture non-clinical and clinical supplies of our product candidates and to package, label and ship these supplies. We expect to rely on third party contractors to manufacture, package, label and distribute commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on such third party contractors entails risks, including:

•	manufacturing delays if our third party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the possible termination or nonrenewal of agreements by our third party contractors at a time that is costly or inconvenient for us;

•	the possible breach by the third party contractors of our agreements with them;

•	the failure of third party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	possible contamination of our product during its manufacture;

•	possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities or supply chain disruptions;

•	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, which regulations differ from country to country. Failure to obtain marketing approval for a product candidate in a given territory will prevent us and our collaborators from commercializing the product candidate in that territory. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We, and our collaborators, have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have limited experience in filing and supporting the applications necessary to gain marketing approvals.

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

In order to market and sell our products in the European Union and many other jurisdictions, we, or our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many territories outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that territory. Our products may not receive commercially feasible prices in any given territory, or the price offered for our products in a territory may have an adverse effect on their prices in other territories if we were to accept. We, and our collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

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

Our future relationships with customers and third party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

The trading price of our comment stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	the timing, advancement of and results of non-clinical studies and clinical trials of any of our product candidates;

•	commencement or termination of collaborations for our development programs;

•	failure, delays, changes to or discontinuation of any of our development programs;

•	regulatory or legal developments in the United States and other countries;

•	regulatory actions relating to our product candidates;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	disclosures by our collaborators relating to our product candidates or competitive programs;

•	merger or acquisition activity of our collaborators;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	receipt or expectation of receipt of revenues such as milestones, royalties, grants and license fees;

•	sales of our common stock by us, our insiders or other stockholders;

•	programmed trading based on technical stock chart or other inputs;

•	portfolio restructuring by large shareholders;

•	addition or removal of our stock from stock indices;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts that cover our stock;

•	actions by short-sellers or supporters of our stock, including social media postings or reports;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Of the 21,708,004 shares of our common stock outstanding as of April 30, 2015, 4,979,826 shares are currently subject to restrictions on transfer under 90-day lock-up arrangements with the underwriters for our March 2015 public offering. These restrictions are due to expire on June 17, 2015, resulting in these shares becoming eligible for public sale on June 18, 2015 if they are registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rule 144 or 701.

The balance of our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours.

In addition, as of April 30, 2015, there were 2,666,301 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of April 30, 2015, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of March 31, 2015, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing approximately 37.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

The trading market for our common stock depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us, or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price may decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

As of April 30, 2015, we estimate that we have used approximately $58.4 million of the net proceeds primarily to fund the development of CTP-354, to advance and expand the research and preclinical development of additional product candidates and for working capital, capital expenditures and other general corporate purposes. None of the net proceeds were paid directly or indirectly to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliate of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We have invested the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date: May 11, 2015	By:	/s/ Ryan Daws

Ryan Daws
Chief Financial Officer

Exhibit Index

Exhibit number	Description

10.1*†	Amendment No. 1, dated February 26, 2015, to Development and License Agreement dated February 26, 2013 by and between the Registrant and Jazz Pharmaceuticals Ireland Limited.

10.2*†	Patent Assignment Agreement, dated September 8, 2011, by and between the Registrant and Auspex Pharmaceuticals, Inc.

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.