Form 10-Q
period 2015-06-30
CONCERT PHARMACEUTICALS, INC.
filed 2015-08-05
CIK 1367920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2015: 21,920,662

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$22,567	$13,396
Investments, available for sale	129,133	65,836
Interest receivable	281	262
Accounts receivable	93	1,021
Prepaid expenses and other current assets	1,323	1,205

Total current assets	153,397	81,720
Property and equipment, net	2,372	2,284
Restricted cash	400	400
Other assets	34	50

Total assets	$156,203	$84,454

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$895	$560
Accrued expenses and other liabilities	3,134	5,002
Income taxes payable	509	—
Deferred revenue, current portion	3,118	5,955
Loan payable, net of discount	2,929	7,101

Total current liabilities	10,585	18,618
Deferred revenue, net of current portion	8,905	9,866
Deferred lease incentive, net of current portion	731	888
Deferred rent, net of current portion	238	257

Total liabilities	20,459	29,629

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding in 2015 and 2014, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 21,859,879 and 18,234,068 shares issued and outstanding in 2015 and 2014, respectively	22	18
Additional paid-in capital	249,027	200,157
Accumulated other comprehensive income (loss)	(13)	(14)
Accumulated deficit	(113,292)	(145,336)

Total stockholders’ equity	135,744	54,825

Total liabilities and stockholders’ equity	$156,203	$84,454

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
License and research and development revenue	$3,254	$1,235	$4,560	$2,848
Other revenue (Note 8)	50,155	—	50,155	—

Total revenue	53,409	1,235	54,715	2,848

Operating expenses:
Research and development	8,420	6,243	15,364	11,837
General and administrative	3,299	2,718	6,532	5,256

Total operating expenses	11,719	8,961	21,896	17,093

Income (Loss) from operations	41,690	(7,726)	32,819	(14,245)
Investment income	26	16	43	20
Interest and other expense	(103)	(280)	(251)	(715)

Income (Loss) before income taxes	41,613	(7,990)	32,611	(14,940)
Provision for income taxes	567	—	567	—

Net income (loss)	$41,046	$(7,990)	$32,044	$(14,940)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(19)	15	1	7

Comprehensive income (loss)	$41,027	$(7,975)	$32,045	$(14,933)

Reconciliation of net income (loss) to net income (loss) applicable to common stockholders:
Net income (loss)	$41,046	$(7,990)	$32,044	$(14,940)
Accretion on redeemable convertible preferred stock	—	—	—	(55)

Net income (loss) applicable to common stockholders—basic and diluted	$41,046	$(7,990)	$32,044	$(14,995)

Net income (loss) per share applicable to common stockholders—basic	$1.89	$(0.45)	$1.58	$(1.11)

Net income (loss) per share applicable to common stockholders—diluted	$1.80	$(0.45)	$1.50	$(1.11)

Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders—basic	21,762	17,937	20,252	13,495

Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders— diluted	22,850	17,937	21,355	13,495

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$32,044	$(14,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	368	650
Stock-based compensation expense	1,311	505
Accretion of premiums and discounts on investments	391	352
Amortization of discount on loan payable	49	48
Amortization of deferred financing costs	19	18
Re-measurement of warrant to purchase redeemable securities	—	117
Amortization of deferred lease incentive	(153)	(257)
Loss on disposal of asset	4	—
Changes in operating assets and liabilities:
Accounts receivable	928	74
Interest receivable	(19)	(244)
Prepaid expenses and other current assets	(137)	(1,116)
Other assets	16	107
Accounts payable	335	400
Accrued expenses and other liabilities	(1,893)	1,129
Income taxes payable	509	—
Deferred rent	(38)	(116)
Deferred revenue	(3,798)	(1,937)

Net cash provided by (used in) operating activities	29,936	(15,210)
Investing activities
Purchases of property and equipment	(420)	(188)
Purchases of investments	(107,087)	(74,889)
Maturities of investments	43,400	17,170

Net cash used in investing activities	(64,107)	(57,907)
Financing activities
Principal payments on loan payable	(4,221)	(3,873)
Repayment of leasehold improvement loan	—	(166)
Proceeds from sale of common stock, net of underwriting discounts and commissions	46,995	86,579
Proceeds from exercise of stock options	820	291
Income tax benefit from exercise of stock options	58	—
Payment of public offering costs	(310)	(1,436)

Net cash provided by financing activities	43,342	81,395

Net increase in cash and cash equivalents	9,171	8,278
Cash and cash equivalents at beginning of period	13,396	9,638

Cash and cash equivalents at end of period	$22,567	$17,916

Supplemental cash flow information:
Cash paid for interest	$233	$580
Purchases of property and equipment unpaid at period end	$99	$—

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

In March 2015, the Company sold 3,300,000 shares of common stock in a public offering at a price to the public of $15.15 per share, resulting in net proceeds to the Company of approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses. In June 2015, the Company received a one-time change in control payment of $50.2 million from Auspex Pharmaceuticals, Inc. pursuant to a patent assignment agreement between Concert and Auspex. Concert became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva Pharmaceuticals Industries Ltd. in May 2015.

The Company had cash and cash equivalents and investments of $151.7 million at June 30, 2015. The Company believes that its cash and cash equivalents and investments at June 30, 2015 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies.

Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other future period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. Early adoption is permitted, however not before the original effective date of annual periods beginning on or after December 15, 2016. The Company is currently assessing the impact of this ASU on its financial statements.

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

As of June 30, 2015 and December 31, 2014, the Company’s financial assets and liabilities recognized at fair value consisted of the following:

	Level 1	Level 2	Level 3	Total

June 30, 2015
Money market funds, included in cash equivalents	$21,130	$—	$—	$21,130
Investments, available for sale:
U.S. Treasury obligations	31,380	—	—	31,380
Government agency securities	72,754	24,999	—	97,753

Total	$125,264	$24,999	$—	$150,263

	Level 1	Level 2	Level 3	Total

December 31, 2014
Money market funds, included in cash equivalents	$11,904	$—	$—	$11,904
Investments, available for sale:
U.S. Treasury obligations	12,035	—	—	12,035
Government agency securities	35,808	17,993	—	53,801

Total	$59,747	$17,993	$—	$77,740

The Company has reclassified $18.0 million of government agency securities that were previously classified as Level 1 securities at December 31, 2014 to Level 2 securities to conform to the current classification policy for such securities as of June 30, 2015.

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

Cash, cash equivalents and investments, available for sale included the following at June 30, 2015 and December 31, 2014:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2015
Cash		$1,437	$—	$—	$1,437
Money market funds		21,130	—	—	21,130

Cash and cash equivalents		$22,567	$—	$—	$22,567

U.S. Treasury obligations	159 days	$31,377	$3	$—	$31,380
Government agency securities	158 days	97,769	4	(20)	97,753

Investments, available for sale		$129,146	$7	$(20)	$129,133

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2014
Cash		$1,492	$—	$—	$1,492
Money market funds		11,904	—	—	11,904

Cash and cash equivalents		$13,396	$—	$—	$13,396

U.S. Treasury obligations	171 days	$12,037	$(2)	$—	$12,035
Government agency securities	194 days	53,813	3	(15)	53,801

Investments, available for sale		$65,850	$1	$(15)	$65,836

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

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Accrued professional fees and other	$756	$916
Employee compensation and benefits	1,122	1,606
Research and development expenses	895	2,104
Deferred lease incentive, current portion	312	308
Deferred rent, current portion	49	68

	$3,134	$5,002

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

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2015, the Company forecast pre-tax income for the year ended December 31, 2015. The Company recorded a provision of $0.6 million in income tax expense during the quarter ended June 30, 2015 in connection with the federal limitation on alternative minimum tax net operating loss carryforwards, which limits the use of net operating loss carryforwards to ninety percent of alternative minimum taxable income and results in an effective tax rate of approximately two percent for 2015.

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

The Company is responsible for conducting and funding research and early development activities for the CTP-730 program at its own expense pursuant to mutually agreed upon development plans. This includes the completion of single and multiple ascending dose Phase 1 clinical trials and any mutually agreed upon additional Phase 1 clinical trials, as set forth in the development plan and approved by the joint steering committee, or JSC, for the collaboration.

Under the terms of the agreement, the Company received a non-refundable upfront payment of $35.0 million. In addition, the Company is eligible to earn up to $23.0 million in development milestone payments, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the CTP-730 program. The next milestone payment the Company may be entitled to receive under the CTP-730 program is $8.0 million related to the completion of Phase 1 clinical trials. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, in respect of a compound to be identified at a later time, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.

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

The Company’s arrangement with Celgene contains the following deliverables: (i) an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of a selected compound related to the CTP-730 program, or the License Deliverable, (ii) obligations to perform research and development services associated with the CTP-730 program, or the R&D Services Deliverable, (iii) obligation to supply preclinical and clinical trial material related to the CTP-730 program, or the Supply Deliverable, (iv) participation on the JSC during the term of the CTP-730 program, or the JSC Deliverable, (v) significant and incremental discount related to the first additional license program for which the non-deuterated compound has been selected, or the First Discount Deliverable and (vi) significant and incremental discount related to the second additional license program for which the non-deuterated compound has been selected, or the Second Discount Deliverable.

Allocable arrangement consideration at inception was limited to the $35.0 million non-refundable upfront payment. The Company allocated the arrangement consideration for the collaboration among the separate units of accounting using the relative selling price method. The arrangement consideration allocated to the License Deliverable was recognized upon delivery, amounts allocated to the R&D Services Deliverable and Supply Deliverable are recognized under the proportional performance method over the expected period of performance, or 39 months and the amount allocated to the JSC Deliverable is recognized ratably over the expected period of performance, or 39 months.

During the three months ended June 30, 2015 and 2014, the Company recognized revenue of $2.9 million and $0.3 million for the R&D Services Deliverable and $0.1 million and $0.7 million for the Supply Deliverable, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized revenue of $3.5 million and $0.7 million for the R&D Services Deliverable and $0.2 million and $1.2 million for the Supply Deliverable, respectively. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

As of June 30, 2015, there was $9.1 million of deferred revenue related to the Company’s collaboration with Celgene, $3.0 million of which was classified as current and $6.1 million of which was classified as noncurrent, in the accompanying condensed consolidated balance sheet.

Jazz Pharmaceuticals

In February 2013, the Company entered into a development and license agreement with Jazz Pharmaceuticals, Inc., or Jazz Pharmaceuticals, to research, develop and commercialize products containing a deuterated sodium oxybate analog, or D-SXB. Jazz Pharmaceuticals is initially focusing on one analog, designated as JZP-386. Under the terms of the agreement, the Company granted Jazz Pharmaceuticals an exclusive, worldwide, royalty-bearing license under intellectual property controlled by the Company to develop, manufacture and commercialize D-SXB products including, but not limited to, JZP-386.

The Company, together with Jazz Pharmaceuticals, has conducted certain development activities for Phase 1 clinical trials with respect to JZP-386 pursuant to an agreed upon development plan. The Company was responsible under the development plan for conducting the Phase 1 clinical trials with respect to JZP-386. The Company’s obligations to conduct further development activities are subject to mutual agreement. Jazz Pharmaceuticals has assumed all manufacturing and development responsibilities relating to JZP-386. Pursuant to the agreement, the Company’s costs for activities under the development plan were reimbursed by Jazz Pharmaceuticals, except for the costs of a Phase 1 clinical trial that was conducted in the first half of 2015, which was shared between Jazz Pharmaceuticals and the Company.

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

For the three months ended June 30, 2015 and 2014, the Company recognized revenue of $0.2 million and $0.2 million related to the performance of development support services, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized revenue of $0.7 million and $0.9 million related to the performance of development support services, respectively.

Avanir

In February 2012, the Company entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, under which the Company granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan containing products. Avanir is initially focused on developing AVP-786, which is a combination of a deuterated dextromethorphan analog and an ultra-low dose of quinidine. Subsequent to the Company’s agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.

Since June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has continued to receive intellectual property cost reimbursements.

Under the agreement, the Company received a non-refundable upfront payment of $2.0 million and has received milestone payments of $4.0 million. The Company is also eligible to earn, with respect to licensed products comprising a combination of deuterated dextromethorphan and quinidine, an additional $2.0 million development milestone payment, up to $37.0 million in regulatory and commercial launch milestone payments and up to $125.0 million in sales-based milestone payments. The next milestone that the Company may be entitled to earn is $2.0 million related to the initiation of dosing in a Phase 3 clinical trial for AVP-786. In addition, the Company is eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deuterated dextromethorphan only in combination with quinidine.

Avanir also is required to pay the Company royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country.

The Company recognized $131 thousand and $73 thousand for the six months ended June 30, 2015 and 2014, respectively, for intellectual property cost reimbursements, the cost of which was recorded within general and administrative expense.

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

8. Patent Assignment

In September 2011, the Company entered into a patent assignment agreement with Auspex Pharmaceuticals, Inc., or Auspex, pursuant to which the Company assigned to Auspex a U.S. patent application relating to deuterated pirfenidone analogs. Under the terms of the agreement, the Company is eligible to receive certain royalty payments, or the Royalty Payments, equal to a percentage in the low single digits of net sales in the United States invoiced by Auspex or any of its affiliates, with respect to certain pharmaceutical products containing a deuterated pirfenidone analog. The patent assignment agreement further provides that if Auspex sells to another party all of its U.S. rights to certain deuterated pirfenidone products, or if Auspex grants to another party a license to sell certain deuterated pirfenidone products in the United States, the Company will receive an amount, or the Sublicense/Sale Payments, equal to a percentage in the teens of any proceeds Auspex receives therefrom that are attributable to the rights to such deuterated pirfenidone products in the United States. In addition, the patent assignment agreement provides that if Auspex is acquired in a change in control transaction at any time while it, or any of its affiliates, own certain patents or patent applications related to deuterated pirfenidone, the Company will receive within a specified period following the closing of the transaction 1.44% of any proceeds payable as consideration for the change in control transaction, including any amounts paid to stockholders and certain equity holders of Auspex. Any such change in control payment to the Company is credited to Auspex as a deduction against any future Royalty Payments and Sublicense/Sale Payments that may become due under the agreement, such that Auspex will not be required to make further Royalty Payments and Sublicense/Sale Payments to the Company until the aggregate amount of such Royalty Payments and Sublicense/Sale Payments exceeds the amount of such change in control payment. The patent assignment agreement expires upon the earlier to occur of (1) receipt by the Company of the final Sublicense/Sale Payment arising from (a) the sale of Auspex’s U.S. rights to certain deuterated pirfenidone products or (b) Auspex’s grant of an exclusive license to sell certain deuterated pirfenidone products in the United States in all indications and fields, or (2) the expiration of the last claim owned by Auspex or any of its affiliates in certain patents or patent applications related to deuterated pirfenidone analogs.

Under the agreement, Concert became eligible to receive a one-time payment of $50.2 million, which was received in June 2015, due to Teva Pharmaceuticals Industries Ltd.’s acquisition of Auspex in May 2015. Due to the stage of development of any deuterated pirfenidone products and the considerable uncertainty associated with the receipt of any Royalty Payments and Sublicense/Sale Payments under the agreement, the payment of $50.2 million was recorded as other revenue in the condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2015.

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

Effective January 1, 2015, an additional 729,363 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of June 30, 2015, there were 1,662,819 shares of common stock available for future award grants under the 2014 Plan.

Total stock-based compensation expense related to all stock-based awards recognized in the condensed consolidated statements of operations and comprehensive income (loss) consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$280	$138	$605	$228
General and administrative	385	157	706	277

Total stock-based compensation expense	$665	$295	$1,311	$505

Stock Options

The weighted-average fair value of options granted during the three and six months ended June 30, 2015, based on fair values estimated as of the applicable grant dates using the Black-Scholes-Merton option pricing model, was $10.62 and $9.91 per option share, respectively. The weighted-average fair value of options granted during the three and six months ended June 30, 2014, based on fair values estimated as of the applicable grant dates using the Black-Scholes-Merton option pricing model, was $6.15 and $6.52 per option share, respectively.

For the three and six months ended June 30, 2015 and 2014, the fair values of options granted were estimated using the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Expected volatility	72.65%	83.26%	72.91%	81.23%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.85%	1.88%	1.68%	1.90%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

For the three and six months ended June 30, 2015 and 2014, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

During the six months ended June 30, 2015 and 2014, the total intrinsic value of stock options exercised was $4.1 million and $1.0 million, respectively. The total grant date fair value of stock options that vested during the six months ended June 30, 2015 and 2014 was $1.9 million and $0.3 million, respectively.

The following is a summary of stock option activity for the six months ended June 30, 2015:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	2,688,937	$6.04
Granted	271,500	$15.32
Exercised	(325,811)	$2.52
Forfeited or expired	(69,002)	$7.88

Outstanding at June 30, 2015	2,565,624	$7.42	6.79	$19,348

Exercisable at June 30, 2015	1,409,724	$4.65	5.03	$14,438

Vested and expected to vest at June 30, 2015 (1)	2,466,476	$7.28	6.70	$18,933

(1)	This represents the number of vested stock option shares as of June 30, 2015, plus the number of unvested stock option shares that the Company estimated as of June 30, 2015 would vest, based on the unvested stock option shares at June 30, 2015 and an estimated forfeiture rate of 6%.

As of June 30, 2015, there was $8.0 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

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

Each advance made under the Loan and Security Agreement bears interest at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. Through June 30, 2015, each of the December 2011 Advance and the March 2012 Advance had an interest rate of 8.5%. Interest-only payments were due monthly on the first day of each month beginning the month after the date of the respective advance until April 30, 2013. Thereafter the aggregate principal balance outstanding became payable in 30 equal monthly installments of principal and interest beginning May 1, 2013 and continuing through the maturity date of October 1, 2015.

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

Future minimum payments, which include principal and interest due under the Loan and Security Agreement, are $3.0 million, in the aggregate, for the remainder of 2015.

11. Earnings (Loss) Per Share

Basic net earnings (loss) per common share is calculated by dividing net earnings (loss) allocable to common stockholders, computed as the sum of net earnings (loss) and accretion on the Company’s redeemable convertible preferred stock, by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents, but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, expect per share amounts)
Numerator:
Net income (loss) applicable to common stockholders—basic and diluted	$41,046	$(7,990)	$32,044	$(14,995)

Denominator:
Weighted average shares outstanding - basic	21,762	17,937	20,252	13,495
Dilutive stock options	1,083	—	1,100	—
Dilutive warrants	5	—	3	—

Weighted average shares outstanding - diluted	22,850	17,937	21,355	13,495

Net income (loss) per share applicable to common stockholders:
Basic	$1.89	$(0.45)	$1.58	$(1.11)

Diluted	$1.80	$(0.45)	$1.50	$(1.11)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options	434	1,167	465	1,256
Warrants	66	71	69	71

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following summarizes our clinical development programs:

•	AVP-786 is a combination of a deuterium-substituted dextromethorphan analog and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders. We granted Avanir Pharmaceuticals, Inc., or Avanir, an exclusive worldwide license to develop and commercialize deuterated dextromethorphan analogs, including the analog in AVP-786. In January 2015, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. Avanir is conducting a Phase 2 clinical trial of AVP-786 as an adjunctive treatment for major depressive disorder and intends to advance AVP-786 into a Phase 2 clinical trial for schizophrenia. The Phase 3 testing for agitation associated with Alzheimer disease is expected to begin in the third quarter of 2015.

•	CTP-656 is a deuterated analog of ivacaftor that we are developing as a treatment for cystic fibrosis. Ivacaftor is commercially marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. In March 2015, we began a Phase 1 clinical program. We initially conducted a crossover study to compare two deuterium-modified compounds in order to select one for further clinical evaluation. CTP-656 was selected as the candidate for future clinical evaluation, including single and multiple ascending dose trials as part of the Phase 1 program. We expect to begin the multiple ascending dose trial in the fourth quarter of 2015 to evaluate the safety and pharmacokinetics of CTP-656.

•	CTP-730 is a product candidate being investigated for the treatment of inflammatory diseases. CTP-730 is being developed under a collaboration with Celgene Pharmaceuticals, Inc., Celgene International Sarl and Celgene Corporation, together referred to as Celgene, to research, develop and commercialize certain deuterated compounds for the treatment of inflammation or cancer. We have completed dosing in single and multiple ascending dose Phase 1 clinical trials and final study assessments are being completed and we expect to achieve an $8.0 million development milestone in the fourth quarter of 2015.

•

JZP-386 is a product candidate containing a deuterated sodium oxybate analog for potential use in patients with narcolepsy. We have granted Jazz Pharmaceuticals Ireland Limited, or Jazz Pharmaceuticals, worldwide rights to develop and commercialize deuterated sodium oxybate analogs, including JZP-386.

Sodium oxybate is the active ingredient in Jazz Pharmaceuticals’ marketed drug Xyrem®. In May 2015, we and Jazz Pharmaceuticals announced that the Phase 1 results indicate that further evaluation of JZP-386 is warranted rather than advancing into a later-stage clinical trial at this time. Jazz Pharmaceuticals intends to explore formulation options to enhance the positive effects observed in the Phase 1 trials to achieve an improved product profile for patients with narcolepsy.

•	CTP-499 is a novel, potential first-in-class treatment for diabetic nephropathy that we are developing as an additive treatment to the current standard of care. We have completed a Phase 2 clinical trial and plan to seek one or more collaborators for future development of CTP-499 in diabetic nephropathy. We also plan to negotiate a Special Protocol Assessment with the FDA in 2015.

•	CTP-354 is a novel, potential first-in-class, non-sedating treatment for spasticity. In November 2014, we announced three-month toxicology data from a non-clinical in vivo study of CTP-354 showing adverse effects in one of two species studied and our intent to conduct additional non-clinical evaluations to further evaluate CTP-354 prior to continuing clinical development. In March 2015, we received a partial clinical hold letter from the FDA providing guidance that would allow us to conduct limited Phase 2 clinical trials. We are conducting non-clinical evaluation of CTP-354 to determine whether to advance CTP-354 into Phase 2 clinical testing.

We plan to continue to seek to identify compounds that can be improved through selective deuterium modification and believe we are capable of identifying one to two novel deuterated compounds per year that we can advance into preclinical development while concurrently progressing our existing pipeline.

Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake non-clinical studies and clinical trials, manufacture product in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $113.3 million since inception through June 30, 2015 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs.

We have incurred net losses in each year from our inception in 2006. We generated net income of $32.0 million during the six months ended June 30, 2015 and incurred a net loss of $14.9 million for the six months ended June 30, 2014. The net income generated during the six months ended June 30, 2015 was a result of the receipt of a $50.2 million one-time change in control payment from Auspex Pharmaceuticals, Inc., or Auspex, discussed further in Note 8 in the condensed consolidated financial statements. Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under our current development programs. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

COLLABORATIONS

We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. They also have provided us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible for an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. For example, our collaborator Avanir reported agreeing with the FDA to an expedited development pathway for AVP-786. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations:

•

Celgene. In April 2013, we entered into a master development and license agreement with Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting inflammation or cancer. The collaboration is initially focused on one compound, referred to as CTP-730, targeting inflammatory disease, but has the potential to encompass up to three additional programs. For CTP-730, we granted Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of a selected non-deuterated compound and certain close chemical derivatives thereof. We further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program. We and Celgene have agreed on the non-deuterated compounds for each of the two additional license programs. For the option program, Celgene may select the non-deuterated compound at a later time, which, unless otherwise agreed by us, will be limited to a compound for which Celgene possesses exclusive rights. With respect to the two additional license programs, we granted Celgene an upfront exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the agreed non-deuterated compounds. Celgene is restricted from utilizing their research, development and commercialization rights under each of these upfront licenses, unless, within seven years after the effective date of the agreement, Celgene pays us a license exercise fee. If Celgene does not elect to pay the license exercise fee during the seven year period, the license will expire. With respect to the option program, once a compound is selected, Celgene may exercise its option by paying us an option exercise fee within seven years of the effective date of the agreement, and upon Celgene’s exercise of the option we will grant to Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the selected non-deuterated compound.

Under the terms of the agreement, we received a non-refundable upfront payment of $35.0 million. In addition, we are eligible to earn up to $23.0 million in development milestone payments, including $8.0 million related to the completion of single and multiple ascending dose Phase 1 clinical trials, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the CTP-730 program. If Celgene exercises its rights with respect to either of the two additional license programs, we will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs we are eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program we are eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program in respect of a compound to be identified at a later time, we will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.

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

We are responsible for conducting and funding research and early development activities for the CTP-730 program at our own expense pursuant to mutually agreed upon development plans. This includes the completion of single and multiple ascending dose Phase 1 clinical trials and any mutually agreed upon additional Phase 1 clinical trials, as set forth in the development plan and approved by the joint steering committee for the collaboration. If Celgene exercises its rights with respect to any additional program and pays us the applicable exercise fee, we are responsible for conducting research and development activities at our own expense pursuant to mutually agreed upon development plans until the completion of the first Phase 1 clinical trial, which will be defined in each development plan on a program-by-program basis. In addition, if Celgene exercises its rights with respect to the option program and pays us the applicable exercise fee, we are responsible for seeking to generate a deuterated compound for clinical development in the selected option program at our own expense.

•	Avanir. In February 2012, we entered into a development and license agreement with Avanir under which we granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan containing products. Avanir is initially focused on developing AVP-786, which is a combination of a deuterated dextromethorphan analog and an ultra-low dose of quinidine, for the treatment of neurologic and psychiatric disorders. In January 2015, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.

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

•	Jazz Pharmaceuticals. In February 2013, we entered into a development and license agreement with Jazz Pharmaceuticals to research, develop and commercialize products containing a deuterated sodium oxybate analog, or D-SXB. Jazz Pharmaceuticals is initially focused on developing one analog, designated as JZP-386 for the treatment of narcolepsy. Under the terms of the agreement, we granted Jazz Pharmaceuticals an exclusive, worldwide, royalty-bearing license under intellectual property controlled by us to develop, manufacture and commercialize D-SXB products including, but not limited to, JZP-386.

We, together with Jazz Pharmaceuticals, have conducted certain development activities for Phase 1 clinical trials with respect to JZP-386 pursuant to an agreed upon development plan. We were responsible under the development plan for conducting the Phase 1 clinical trials with respect to JZP-386. Thereafter, our obligations to conduct further development activities are subject to mutual agreement. Jazz Pharmaceuticals has assumed all manufacturing and development responsibilities relating to JZP-386. Pursuant to the agreement, our costs for activities under the development plan, including pass-through costs and the costs of our employees’ time at a rate per full-time equivalent year of our employees’ time, which we and Jazz Pharmaceuticals agreed to, are reimbursed by Jazz Pharmaceuticals, except for the costs of a Phase 1 clinical trial that was conducted in the first half of 2015, which will be shared between Jazz Pharmaceuticals and us. This reimbursement is subject to limitations specified in the agreement, including adherence within a particular percentage to the development budget. Under the agreement, Jazz Pharmaceuticals is subject to specified diligence obligations regarding the development and commercialization of licensed products.

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

PATENT ASSIGNMENT AGREEMENT

In September 2011, we entered into a patent assignment agreement with Auspex Pharmaceuticals, Inc., or Auspex, pursuant to which we assigned to Auspex a U.S. patent application relating to deuterated pirfenidone analogs. Under the terms of the agreement, we are eligible to receive certain royalty payments, or the Royalty Payments, equal to a percentage in the low single digits of net sales in the United States invoiced by Auspex or any of its affiliates, with respect to certain pharmaceutical products containing a deuterated pirfenidone analog. The patent assignment agreement further provides that if Auspex sells to another party all of its U.S. rights to certain deuterated pirfenidone products, or if Auspex grants to another party a license to sell certain deuterated pirfenidone products in the United States, we will receive an amount, or the Sublicense/Sale Payments, equal to a percentage in the teens of any proceeds Auspex receives therefrom that are attributable to the rights to such deuterated pirfenidone products in the United States. In addition, the patent assignment agreement provides that if Auspex is acquired in a change in control transaction at any time while it, or any of its affiliates, own certain patents or patent applications related to deuterated pirfenidone, we will receive within a specified period following the closing of the transaction 1.44% of any proceeds payable as consideration for the change in control transaction, including any amounts paid to stockholders and certain equity holders of Auspex. Any such change in control payment to us is credited to Auspex as a deduction against any future Royalty Payments and Sublicense/Sale Payments that may become due under the agreement, such that Auspex will not be required to make further Royalty Payments and Sublicense/Sale Payments to us until the aggregate amount of such Royalty Payments and Sublicense/Sale Payments exceeds the amount of such change in control payment. The patent assignment agreement expires upon the earlier to occur of (1) receipt by us of the final Sublicense/Sale Payment arising from (a) the sale of Auspex’s U.S. rights to certain deuterated pirfenidone products or (b) Auspex’s grant of an exclusive license to sell certain deuterated pirfenidone products in the United States in all indications and fields, or (2) the expiration of the last claim owned by Auspex or any of its affiliates in certain patents or patent applications related to deuterated pirfenidone analogs.

Pursuant to the agreement, we became eligible to receive a one-time payment of $50.2 million, which was received in June 2015, due to Teva Pharmaceuticals Industries Ltd.’s acquisition of Auspex in May 2015.

FINANCIAL OPERATIONS OVERVIEW

Revenue

We have not generated any revenue from the sales of products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates and a patent assignment agreement.

The terms of these agreements include one or more of the following types of payments: non-refundable license fees, payments for research and development activities, payments based upon the achievement of specified milestones, payment of license exercise or option fees relating to product candidates and royalties on any net product sales. To date, we have received non-refundable upfront payments, several milestone payments, certain research and development service revenues and a change in control payment pursuant to a patent assignment agreement. However, we have not yet earned any license exercise or option fees, sales-based milestone payments or royalty revenue as a result of product sales.

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

Income Taxes

We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of June 30, 2015, we forecast pre-tax income for the year ended December 31, 2015. We recorded a provision of $0.6 million in income tax expense during the quarter ended June 30, 2015 in connection with the federal limitation on alternative minimum tax net operating loss carryforwards, which limits the use of net operating loss carryforwards to ninety percent of alternative minimum taxable income and results in an effective tax rate of approximately two percent for 2015.

To the extent new information becomes available, we may revise our forecast of ordinary pre-tax income or loss, and therefore the estimated effective tax rate, in future periods.

Critical Accounting Policies and Significant Judgments and Estimates

During the three months ended June 30, 2015, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 2, 2015.

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for us beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. Early adoption is permitted, however not before the original effective date of annual periods beginning on or after December 15, 2016. We are currently assessing the impact of this ASU on our financial statements.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars.

	Three months ended June 30,
(in thousands)	2015	2014	Change
Revenue:
License and research and development revenue	$3,254	$1,235	$2,019
Other revenue	50,155	—	50,155

Total revenue	53,409	1,235	52,174
Operating expenses:
Research and development	8,420	6,243	2,177
General and administrative	3,299	2,718	581

Total operating expenses	11,719	8,961	2,758

Income (Loss) from operations	41,690	(7,726)	49,416
Investment income	26	16	10
Interest and other expense	(103)	(280)	177

Income (Loss) before income taxes	41,613	(7,990)	49,603
Provision for income taxes	567	—	567

Net income (loss)	$41,046	$(7,990)	$49,036

License Revenue

License revenue was $3.3 million for the three months ended June 30, 2015 as compared to $1.2 million for the prior year period, an increase of $2.0 million. The increase in license revenue was primarily due to an increase in revenue recognized for services performed under our Celgene collaboration agreement of $2.0 million related to an increase in activities related to Phase 1 clinical trials. Revenue recognized under our collaboration agreement with Celgene may vary from period to period based on the timing of planned development activities and the extent of our efforts related to those activities.

Other Revenue

Other revenue recognized during the three months ended June 30, 2015 was $50.2 million and was attributable to our patent assignment agreement with Auspex, under which we received a one-time change in control payment from Auspex, which was acquired by Teva Pharmaceuticals Industries Ltd. in May 2015. See Note 8 in the condensed consolidated financial statements for additional details regarding this agreement.

As of June 30, 2015, we had deferred revenue of:

•	$9.1 million related to our collaboration with Celgene, $3.0 million of which was classified as current on our condensed consolidated balance sheet;

•	$0.1 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 18 months; and

•	$2.8 million related to a payment received from GSK that we will not recognize as revenue until all repayment obligations lapse.

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the three months ended June 30, 2015 and 2014, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three months ended June 30,
(in thousands)	2015	2014
External research and development expenses:
CTP-656	$1,288	$32
CTP-730	1,781	354
JZP-386	201	181
CTP-499	311	580
CTP-354	62	1,401

Total external research and development expenses	3,643	2,548

Employee and contractor-related expenses	3,364	2,508
Platform-related lab expenses	614	397
Facility expenses	705	699
Other expenses	94	91

Personnel and other expenses	4,777	3,695

Total research and development expenses	$8,420	$6,243

Research and development expenses were $8.4 million for the three months ended June 30, 2015, compared to $6.2 million for the prior year period, an increase of $2.2 million. This increase was primarily due to a $1.1 million increase in direct research and development expenses, which was attributable to increased expenses under the CTP-730 and CTP-656 programs of $1.4 million and $1.3 million, respectively. The increase in CTP-730 and CTP-656 expenses was a result of expenses incurred in connection with Phase 1 clinical testing under the programs during the three months ended June 30, 2015. These increases were partially offset by $1.3 million in lower CTP-354 expenses during the three months ended June 30, 2015 as compared to the prior year period, primarily as a result of expenses associated with the multiple ascending dose Phase 1 clinical trial which was performed in the prior year period. Expenses incurred with respect to CTP-354 during the three months ended June 30, 2015 related to ongoing non-clinical studies.

The increase in employee and contractor-related expenses of $0.9 million was primarily attributable to an increase in internal platform development expenses.

General and administrative expenses

General and administrative expenses were $3.3 million for the three months ended June 30, 2015, compared to $2.7 million for the prior year period. The increase of $0.6 million was partially attributable to a $0.2 million increase in non-cash stock-based compensation expense, a $0.2 million increase in intellectual property fees and maintenance costs and a $0.1 million increase in rent and facility expenses.

Interest and other expense

Interest and other expense was $0.1 million for the three months ended June 30, 2015, compared to $0.3 million for the prior year period. The decrease was attributable to a decrease in interest expense associated with our debt facility with Hercules, which decreased by $0.2 million for the three months ended June 30, 2015 compared to the prior year period due to a lower principal balance outstanding.

Provision for income taxes

The Company recorded a tax provision of $0.6 million during the three months ended June 30, 2015. No tax provision was recorded in the prior year period due to the net loss generated. The tax provision of $0.6 million is attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.

Comparison of the six months ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars.

	Six months ended June 30,
(in thousands)	2015	2014	Change
Revenue:
License and research and development revenue	$4,560	$2,848	$1,712
Other revenue	50,155	—	50,155

Total revenue	54,715	2,848	51,867
Operating expenses:
Research and development	15,364	11,837	3,527
General and administrative	6,532	5,256	1,276

Total operating expenses	21,896	17,093	4,803

Income (Loss) from operations	32,819	(14,245)	47,064
Investment income	43	20	23
Interest and other expense	(251)	(715)	464

Income (Loss) before income taxes	32,611	(14,940)	47,551
Provision for income taxes	567	—	567

Net income (loss)	$32,044	$(14,940)	$46,984

License Revenue

License revenue was $4.6 million for the six months ended June 30, 2015 compared to $2.8 million for the prior year period, an increase of $1.7 million. The increase in license revenue was due to an increase in revenue recognized for services performed under our Celgene collaboration agreement of $1.9 million due to an increase in activities related to Phase 1 clinical trials performed during the six months ended June 30, 2015. This increase was partially offset by a $0.2 million decrease in revenue under our collaboration agreement with Jazz Pharmaceuticals, as Phase 1 clinical conduct was completed during the six months ended June 30, 2015.

Other Revenue

Other revenue recognized during the six months ended June 30, 2015 was attributable to our patent assignment agreement with Auspex, whereby we received a one-time change in control payment of $50.2 million from Auspex, which was acquired by Teva Pharmaceuticals Industries Ltd. in May 2015. See Note 8 in the condensed consolidated financial statements for additional details regarding this agreement.

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the six months ended June 30, 2015 and 2014, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Six months ended June 30,
(in thousands)	2015	2014
External research and development expenses:
CTP-656	$1,911	$32
CTP-730	2,176	723
JZP-386	1,005	292
CTP-499	483	927
CTP-354	338	2,668

Total external research and development expenses	5,913	4,642

Employee and contractor-related expenses	6,916	4,875
Platform-related lab expenses	992	759
Facility expenses	1,371	1,374
Other expenses	172	187

Personnel and other expenses	9,451	7,195

Total research and development expenses	$15,364	$11,837

Research and development expenses were $15.4 million for the six months ended June 30, 2015, compared to $11.8 million for the prior year period, an increase of $3.5 million. This increase was primarily due to a $2.0 million increase in employee and contractor-related expenses, which was primarily due to an increase in internal platform development expenses. The increase in direct research and development expenses of $1.3 million was attributable to increased expenses under the CTP-656 and CTP-730 programs of $1.9 million and $1.5 million, respectively. The increase in CTP-656 and CTP-730 expenses was a result of expenses incurred in connection with Phase 1 clinical testing during the six months ended June 30, 2015. Additionally, expenses associated with JZP-386 increased $0.7 million during the six months ended June 30, 2015 as compared to the prior year period due to the conduct of Phase 1 clinical trials during the current period.

These increases were partially offset by lower CTP-354 expenses of $2.3 million during the six months ended June 30, 2015 as compared to the prior year period, primarily as a result of expenses associated with the multiple ascending dose Phase 1 clinical trial which was performed in the prior year period. Expenses incurred with respect to CTP-354 during the six months ended June 30, 2015 related to ongoing non-clinical studies. The decrease of $0.4 million in expenses associated with CTP-499 was attributable to the conduct of the open label extension study that was performed in the prior year period.

General and administrative expenses

General and administrative expenses were $6.5 million for the six months ended June 30, 2015, compared to $5.3 million for the prior year period. The increase of $1.2 million was attributable to a $0.8 million increase in cash compensation and non-cash stock-based compensation expense, a $0.2 million increase in intellectual property fees and maintenance costs and a $0.2 million increase in rent and facility expenses.

Interest and other expense

Interest and other expense was $0.3 million for the six months ended June 30, 2015, compared to $0.7 million for the prior year period. The decrease was primarily attributable to a decrease in interest expense associated with our debt facility with Hercules, which decreased by $0.3 million for the six months ended June 30, 2015 compared to the prior year period due to a lower principal balance outstanding. Additionally, a $0.1 million expense was recognized during the six months ended June 30, 2014 in connection with the re-measurement of the fair value of the redeemable convertible preferred stock warrant that we issued to Hercules in connection with draws under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods.

Provision for income taxes

The Company recorded a tax provision of $0.6 million during the six months ended June 30, 2015. No tax provision was recorded in the prior year period due to the net loss generated. The tax provision of $0.6 million is attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of June 30, 2015, we had an accumulated deficit of $113.3 million. Although we expect to generate net income in 2015 due to the one-time payment from Auspex, we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.

We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. During February 2014, we completed our IPO, whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. During March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million after deducting underwriting discounts and commissions and offering-related transaction costs.

In June 2015, we received proceeds of $50.2 million in connection with the change in control payment from Auspex, relating to Teva Pharmaceuticals Industries Ltd.’s acquisition of Auspex, discussed further in Note 8 in the condensed consolidated financial statements.

As of June 30, 2015 we had cash and cash equivalents and investments of $151.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$29,936	$(15,210)
Investing activities	(64,107)	(57,907)
Financing activities	43,342	81,395

Net increase in cash and cash equivalents	$9,171	$8,278

Operating activities. During the six months ended June 30, 2015, our operating activities provided cash of $29.9 million as compared to cash used of $15.2 million during the six months ended June 30, 2014. The change in cash provided (used) by operating activities was primarily attributable to the receipt of $50.2 million from Auspex for a change in control payment, discussed further in Note 8 in the condensed consolidated financial statements. Excluding this one-time cash payment, cash used in operating activities would have been approximately $20.3 million, representing an increase as compared to the prior year period, which was attributable to increased operating expenses, adjusted for non-cash items, during the six months ended June 30, 2015.

Investing activities. Net cash provided by (used in) investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the six months ended June 30, 2015 and 2014 was $107.1 million and $74.9 million, respectively. Net cash provided by maturities of investments for the six months ended June 30, 2015 and 2014 was $43.4 million and $17.2 million, respectively. Purchases of fixed assets for the six months ended June 30, 2015 and 2014 was $0.4 million and $0.2 million, respectively. For both periods, the use of cash in investing activities was primarily attributable to the investment of proceeds associated with our IPO in 2014 and our equity financing in March 2015 and patent assignment agreement with Auspex.

Financing activities. During the six months ended June 30, 2015 and 2014, our financing activities provided cash of $43.3 million and $81.4 million, respectively. The cash provided by financing activities during 2015 was primarily due to the receipt of net public offering proceeds of $47.0 million in March 2015. During the six months ended June 30, 2014, cash provided was primarily due to the receipt of net IPO proceeds of $86.6 million. Cash payments of offering related expenses totaled $0.3 million and $1.4 million during the six months ended June 30, 2015 and 2014, respectively. Principal payments under our debt facility with Hercules totaled $4.2 million and $3.9 million during the six months ended June 30, 2015 and 2014, respectively.

Credit Facilities

In December 2011, we executed a Loan and Security Agreement with Hercules, which provided for up to $20.0 million in funding, to be made available in two tranches. We borrowed the first tranche of $7.5 million in December 2011 and the second tranche of $12.5 million in March 2012. As of June 30, 2015, an aggregate of $3.0 million of principal and accrued interest remained outstanding under the Loan and Security Agreement.

Each advance under the Loan and Security Agreement bears interest at a variable rate equal to the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however that the per annum rate of interest rate shall not exceed 11%. We were required to pay interest only on the indebtedness through April 30, 2013. We are now repaying our remaining indebtedness under the Loan and Security Agreement in four equal monthly payments of principal and interest of $0.7 million through October 1, 2015.

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

Operating capital requirements

We do not anticipate commercializing any of our product candidates for several years. Although we expect to generate net income in 2015 due to the one-time payment from Auspex, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products for which we retain commercialization rights. We are subject to all of the risks incident in the development of new drug products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, as well as additional risks stemming from the unproven nature of deuterated drugs.

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of June 30, 2015, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2018. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual obligations

During the three months ended June 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We had cash and cash equivalents and investments of $151.7 million as of June 30, 2015 and $79.2 million as of December 31, 2014, in each case primarily money market mutual funds and available-for-sale securities consisting of U.S. government-backed and agency securities. The increase in cash and cash equivalents and investments during the six months ended June 30, 2015 was partially the result of our sale of common stock in a public offering in

March 2015, which resulted in net proceeds to us of $46.7 million after deducting underwriting discounts and commissions and offering expenses, as well as the receipt of a one-time change in control payment of $50.2 million in June 2015 under a patent assignment agreement with Auspex. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.

We had outstanding borrowings under our debt facility with Hercules of $3.0 million as of June 30, 2015 and $7.2 million as of December 31, 2014. Interest is payable at a variable rate of the greater of 8.5% and an amount equal to 8.5% plus the prime rate of interest minus 5.25%, provided however, that the per annum interest rate shall not exceed 11%. As a result of the 11% maximum annual interest rate and interest rate protection until prime exceeds 5.25%, we have limited exposure to changes in interest rates on borrowings under this facility. A hypothetical 100 basis point increase in the prime rate as of June 30, 2015 would have no effect on the amount of our required interest payments under the debt facility through maturity on October 1, 2015.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2015 and 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred significant annual net operating losses in every year since our inception. Although we received a one-time change in control payment of $50.2 million in June 2015 as a result of our patent assignment agreement with Auspex, we expect to incur significant annual net operating losses in future periods. As of June 30, 2015, we had an accumulated deficit of $113.3 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct non-clinical studies and clinical trials with respect to our product candidates;

•	seek to identify additional product candidates;

•	in-license or acquire additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional personnel;

•	add equipment and physical infrastructure to support our research and development; and

•	continue to implement the infrastructure necessary to support our product development and help us comply with our obligations as a public company.

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

We believe our existing cash and cash equivalents and investments as of June 30, 2015 will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2018. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

As of June 30, 2015, we had $3.0 million of outstanding borrowings under our Loan and Security Agreement with Hercules that we are required to repay in monthly installments through October 2015. We could in the future incur additional indebtedness beyond our borrowings from Hercules.

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

We may not be able to continue further clinical development of our wholly owned development programs, including CTP-656, CTP-354, and CTP-499. If we are unable to develop, obtain marketing approval for or commercialize our wholly owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•	in the case of CTP-656, our ability to work effectively with patient advocacy groups, in order to enroll sufficient numbers of patients and in a timely manner to conduct our clinical trials;

•	in the case of CTP-656, if we need to develop CTP-656 in combination with other agents to maximize its therapeutic and sales potential, our ability to develop such combinations;

•	in the case of CTP-354, successful completion of non-clinical evaluation, including toxicology studies and related analysis, including those studies being conducted to further evaluate CTP-354 as a result of toxicology data from a non-clinical in vivo study of CTP-354 showing adverse effects;

•	in the case of CTP-499, successful negotiation of a Special Protocol Assessment with FDA and our ability to find a suitable partner to continue development;

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators for our wholly owned development programs, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of our wholly owned development programs with sufficient quality and quantity to support clinical trials and potential future commercialization;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	amount of commercial sales, if and when approved;

•	a continued acceptable safety profile of our wholly owned development programs following any marketing approval; and

•	agreement by third party payors to reimburse patients for the costs of treatment with our products, and the terms of such reimbursement.

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

Avanir is developing AVP-786 for the treatment of major depressive disorder. Avanir has also reported that it plans to develop AVP-786 for negative symptoms of schizophrenia and agitation associated with Alzheimer’s Disease. There are a number of marketed drugs for major depressive disorder and product candidates in clinical development for each indication.

We are initially developing CTP-656, a deuterated analog of ivacaftor, as a treatment for cystic fibrosis. The current standard of care is ivacaftor, which is commercially marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. If CTP-656 receives marketing approval, it would compete with this product and may face competition from a number of other product candidates that are currently in clinical development, including additional candidates being developed by Vertex, among others.

JZP-386 is being developed for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The current standard of care is treatment with sodium oxybate. In addition, Flamel Technologies is currently developing an extended release formulation of sodium oxybate for the treatment of narcolepsy.

We have conducted Phase 2 testing of CTP-499 as an additive treatment to the current standard of care for diabetic nephropathy in patients with macroalbuminuria, which is treatment with angiotensin modulators. Angiotensin modulators are available on a generic basis. If CTP-499 receives marketing approval, it may also face competition from a number of product candidates that are currently in clinical development, including potentially competitive product candidates in Phase 3 clinical development being pursued by AbbVie Inc., Janssen Research & Development LLC and NephroGenex, Inc.

We have conducted Phase 1 testing of CTP-354 for the potential treatment of spasticity in spinal cord injury and spasticity in multiple sclerosis. Current first-line treatment for spasticity includes oral and local agents and physical and occupational therapy. Four oral drugs have been approved in the United States for the treatment of spasticity: baclofen (Lioresal®), tizanidine (Zanaflex®), diazepam (Valium) and dantrolene (Dantrium®), each of which is available on a generic basis. Spasticity is also treated through localized injections of botulinum toxin. In addition, there are several potentially competitive product candidates in Phase 3 clinical development being pursued by pharmaceutical and biotechnology companies, including GW Pharmaceuticals plc.

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

Many pharmaceutical and biotechnology companies have begun to cover deuterated analogs of their product candidates in patent applications and may choose to develop these deuterated compounds. Some of these pharmaceutical and biotechnology companies may have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. In addition, we know of two biotechnology companies, Auspex Pharmaceuticals, Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and Achillion Pharmaceuticals, Inc., and possibly two others, DeuteRx LLC and Berolina innovative Research and Development Services Pharma GmbH, that are developing product candidates involving deuterium substitution. In some cases, these competitors may be interested in developing deuterated compounds that we may be interested in developing for ourselves. In addition, these competitors may enter into collaborative arrangements or business combinations that result in their ability to research and develop deuterated compounds more effectively than us. Our potential competitors also include academic institutions, government agencies and other public and private research organizations.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our DCE Platform without infringing the intellectual property and other proprietary rights of third parties. Some of the non-deuterated compounds on which our current and future product candidates, including CTP-656, are based on products that are covered by issued patents or patent applications, the holders of which may attempt to assert claims against us. To date, we are not aware of any judicial decision holding that a patent that covers a non-deuterated compound should be construed to also cover deuterated analogs thereof, absent specific claims with respect to the deuterated analogs. However, any such judicial decision, or legal proceedings asserting such claims, could increase the likelihood of potential infringement claims being asserted against us. If any third party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

For example, CTP-656 is a deuterium-modified version of ivacaftor. Ivacaftor is sold as Kalydeco® by Vertex Pharmaceuticals, Inc. or Vertex. Vertex currently has patents covering ivacaftor that are listed in the FDA Orange Book that may still exist if and when we receive marketing approval for CTP-656. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market CTP-656 or prevent us from marketing CTP-656.

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

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product and could be required to pay potentially significant damages. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

In addition, as of July 31, 2015, there were 2,499,591 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of July 31, 2015, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of June 30, 2015, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially owned shares representing approximately 43.3% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

As of July 31, 2015, we estimate that we have used approximately $70.7 million of the net proceeds primarily to fund the development of CTP-354, to advance and expand the research and preclinical development of additional product candidates and for working capital, capital expenditures and other general corporate purposes. None of the net proceeds were paid directly or indirectly to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliate of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We have invested the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date: August 5, 2015	By:	/s/ Ryan Daws

Ryan Daws Chief Financial Officer

Exhibit Index

Exhibit number	Description

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.