Form 10-Q
period 2015-09-30
CONCERT PHARMACEUTICALS, INC.
filed 2015-11-05
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36310
_____________________
CONCERT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_____________________

Delaware	20-4839882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Hayden Avenue, Suite 500 Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 30, 2015: 22,083,687

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$20,710	$13,396
Investments, available for sale	121,270	65,836
Interest receivable	231	262
Accounts receivable	136	1,021
Prepaid expenses and other current assets	1,009	1,205
Total current assets	143,356	81,720
Property and equipment, net	2,473	2,284
Restricted cash	400	400
Other assets	25	50
Total assets	$146,254	$84,454
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,488	$560
Accrued expenses and other liabilities	3,814	5,002
Income taxes payable	86	—
Deferred revenue, current portion	1,455	5,955
Loan payable, net of discount	775	7,101
Total current liabilities	7,618	18,618
Deferred revenue, net of current portion	8,886	9,866
Deferred lease incentive, net of current portion	653	888
Deferred rent, net of current portion	228	257
Total liabilities	17,385	29,629
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized, no shares issued and outstanding in 2015 and 2014, respectively
Common stock, $0.001 par value per share; 100,000,000 shares authorized, 22,064,803 and 18,234,068 shares issued; 22,063,807 and 18,234,068 outstanding in 2015 and 2014, respectively	22	18
Additional paid-in capital	250,673	200,157
Accumulated other comprehensive income (loss)	20	(14)
Accumulated deficit	(121,846)	(145,336)
Total stockholders’ equity	128,869	54,825
Total liabilities and stockholders’ equity	$146,254	$84,454
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
License and research and development revenue	$1,709	$2,418	$6,269	$5,266
Other revenue (Note 8)	—	—	50,155	—
Milestone revenue	—	2,000	—	2,000
Total revenue	1,709	4,418	56,424	7,266
Operating expenses:
Research and development	7,135	8,569	22,499	20,406
General and administrative	3,268	3,457	9,800	8,713
Total operating expenses	10,403	12,026	32,299	29,119
(Loss) Income from operations	(8,694)	(7,608)	24,125	(21,853)
Investment income	37	15	80	35
Interest and other expense	(58)	(239)	(309)	(954)
(Loss) Income before income taxes	(8,715)	(7,832)	23,896	(22,772)
(Benefit) provision for income taxes	(161)	—	406	—
Net (loss) income	$(8,554)	$(7,832)	$23,490	$(22,772)
Other comprehensive income:
Unrealized gain on investments	33	4	34	11
Comprehensive (loss) income	$(8,521)	$(7,828)	$23,524	$(22,761)
Reconciliation of net (loss) income to net (loss) income applicable to common stockholders:
Net (loss) income	$(8,554)	$(7,832)	$23,490	$(22,772)
Accretion on redeemable convertible preferred stock	—	—	—	(55)
Net (loss) income applicable to common stockholders—basic and diluted	$(8,554)	$(7,832)	$23,490	$(22,827)
Net (loss) income per share applicable to common stockholders—basic	$(0.39)	$(0.43)	$1.13	$(1.52)
Net (loss) income per share applicable to common stockholders—diluted	$(0.39)	$(0.43)	$1.07	$(1.52)
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders—basic	21,949	18,098	20,824	15,046
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders— diluted	21,949	18,098	21,918	15,046
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$23,490	$(22,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	577	982
Stock-based compensation expense	2,155	1,091
Accretion of premiums and discounts on investments	553	609
Amortization of discount on loan payable	74	72
Amortization of deferred financing costs	28	28
Re-measurement of warrant to purchase redeemable securities	—	117
Amortization of deferred lease incentive	(230)	(324)
Loss on disposal of asset	4	—
Changes in operating assets and liabilities:
Accounts receivable	886	(1,075)
Interest receivable	31	(199)
Prepaid expenses and other current assets	168	(768)
Restricted cash	—	306
Other assets	25	73
Accounts payable	928	861
Accrued expenses and other liabilities	(1,207)	2,081
Income taxes payable	86	—
Deferred rent	(58)	(115)
Deferred revenue	(5,480)	(2,737)
Net cash provided by (used in) operating activities	22,030	(21,770)
Investing activities
Purchases of property and equipment	(727)	(244)
Purchases of investments	(143,303)	(77,188)
Maturities of investments	87,350	33,145
Net cash used in investing activities	(56,680)	(44,287)
Financing activities
Principal payments on loan payable	(6,400)	(5,871)
Repayment of leasehold improvement loan	—	(249)
Proceeds from sale of common stock, net of underwriting discounts and commissions	46,995	86,579
Proceeds from exercise of stock options	1,584	832
Income tax benefit from exercise of stock options	95	—
Payment of public offering costs	(310)	(1,436)
Net cash provided by financing activities	41,964	79,855
Net increase in cash and cash equivalents	7,314	13,798
Cash and cash equivalents at beginning of period	13,396	9,638
Cash and cash equivalents at end of period	$20,710	$23,436
Supplemental cash flow information:
Cash paid for interest	$282	$809
Cash paid for income taxes	$225	$—
Purchases of property and equipment unpaid at period end	$103	$—
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
In March 2015, the Company sold 3,300,000 shares of common stock in a public offering at a price to the public of $15.15 per share, resulting in net proceeds to the Company of approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses. In June 2015, the Company received a one-time payment of $50.2 million from Auspex Pharmaceuticals, Inc. pursuant to a patent assignment agreement between Concert and Auspex. Concert became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva Pharmaceuticals Industries Ltd. in May 2015 (see Note 8).
The Company had cash and cash equivalents and investments of $142.0 million at September 30, 2015. The Company believes that its cash and cash equivalents and investments at September 30, 2015 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies.
Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other future period.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-9, Revenue from Contracts with Customers (Topic 606), or ASU 2014-9, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-9 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. Early adoption is permitted, however not before the original effective date of annual periods beginning on or after December 15, 2016. The Company is currently assessing the impact of this ASU on its financial statements.
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

3. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis (principally cash equivalents and investments) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described below. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s investments in money market funds, U.S. treasury obligations and government agency securities have been classified as Level 1 if their fair values are based on quoted market prices in active markets.
As of September 30, 2015 and December 31, 2014, the Company’s financial assets and liabilities recognized at fair value consisted of the following:

	Level 1	Level 2	Level 3	Total
September 30, 2015
Money market funds, included in cash equivalents	$19,318	$—	$—	$19,318
Investments, available for sale:
U.S. Treasury obligations	30,341	—	—	30,341
Government agency securities	48,591	42,338	—	90,929
Total	$98,250	$42,338	$—	$140,588

	Level 1	Level 2	Level 3	Total
December 31, 2014
Money market funds, included in cash equivalents	$11,904	$—	$—	$11,904
Investments, available for sale:
U.S. Treasury obligations	12,035	—	—	12,035
Government agency securities	35,808	17,993	—	53,801
Total	$59,747	$17,993	$—	$77,740

The Company has reclassified $18.0 million of government agency securities that were previously classified as Level 1 securities at December 31, 2014 to Level 2 securities to conform to the current classification policy for such securities as of September 30, 2015.
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
Cash, cash equivalents and investments, available for sale included the following at September 30, 2015 and December 31, 2014:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2015
Cash		$1,392	$—	$—	$1,392
Money market funds		19,318	—	—	19,318
Cash and cash equivalents		$20,710	$—	$—	$20,710
U.S. Treasury obligations	81 days	$30,336	$5	$—	$30,341
Government agency securities	121 days	90,914	16	(1)	90,929
Investments, available for sale		$121,250	$21	$(1)	$121,270

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2014
Cash		$1,492	$—	$—	$1,492
Money market funds		11,904	—	—	11,904
Cash and cash equivalents		$13,396	$—	$—	$13,396
U.S. Treasury obligations	171 days	$12,037	$(2)	$—	$12,035
Government agency securities	194 days	53,813	3	(15)	53,801
Investments, available for sale		$65,850	$1	$(15)	$65,836
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

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Accrued professional fees and other	$636	$916
Employee compensation and benefits	1,775	1,606
Research and development expenses	1,051	2,104
Deferred lease incentive, current portion	313	308
Deferred rent, current portion	39	68
	$3,814	$5,002

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
The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2015, the Company forecast pre-tax income for the year ended December 31, 2015. The Company recorded $0.4 million in income tax expense during the nine months ended September 30, 2015 in connection with the federal limitation on alternative minimum tax net operating loss carryforwards, which limits the use of net operating loss carryforwards to ninety percent of alternative minimum taxable income and results in an effective tax rate of approximately two percent for 2015.

7. Collaborations
Celgene
In April 2013, the Company entered into a master development and license agreement with Celgene Corporation and Celgene International Sàrl, referred to together as Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting inflammation or cancer.
The initial program in the collaboration is CTP-730, a deuterium-modified analog of apremilast. Celgene has an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of apremilast and certain close chemical derivatives thereof. The Company further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program.
The Company was responsible for conducting and funding research and early development activities for the CTP-730 program at its own expense pursuant to mutually agreed upon development plans. This included the completion of single and multiple ascending dose Phase 1 clinical trials.
Under the terms of the agreement, the Company received a non-refundable upfront payment of $35.0 million. In October 2015, the Company achieved an $8.0 million development milestone upon completion of Phase 1 clinical evaluation for CTP-730. In addition, the Company is eligible to earn an additional $15.0 million development milestone payment, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the CTP-730 program. The next milestone payment the Company may be entitled to achieve under the CTP-730 program is $15.0 million related to the first actual dosing in a Phase 3 clinical trial or, if earlier, acceptance for filing of a NDA. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, in respect of a compound to be identified at a later time, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.
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
During the three months ended September 30, 2015 and 2014, the Company recognized revenue of $1.5 million and $0.4 million for the R&D Services Deliverable and $0.2 million and $0.4 million for the Supply Deliverable, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized revenue of $5.0 million and $1.1 million for the R&D Services Deliverable and $0.4 million and $1.6 million for the Supply Deliverable, respectively. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statement of operations and comprehensive income (loss).
As of September 30, 2015, there was $7.5 million of deferred revenue related to the Company’s collaboration with Celgene, $1.4 million of which was classified as current and $6.1 million of which was classified as noncurrent, in the accompanying condensed consolidated balance sheet.
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
For the three months ended September 30, 2015 and 2014, the Company recognized revenue of $40 thousand and $1.6 million related to the performance of development support services, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized revenue of $0.7 million and $2.4 million related to the performance of development support services, respectively.
Avanir
In February 2012, the Company entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, under which the Company granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan containing products. Avanir is currently focused on developing AVP-786, which is a combination of a deuterated analog of dextromethorphan and an ultra-low dose of quinidine. Subsequent to the Company’s agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.
Since June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has received intellectual property cost reimbursements.
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
The Company recognized as revenue a $2.0 million milestone payment received from Avanir based on the initiation of dosing in a Phase 2 clinical trial of AVP-786 during the three and nine months ended September 30, 2014. Additionally, the Company recognized $131 thousand and $129 thousand for the nine months ended September 30, 2015 and 2014, respectively, for intellectual property cost reimbursements, the cost of which was recorded within general and administrative expense.
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
Under the agreement, Concert became eligible to receive a one-time payment of $50.2 million, which was received in June 2015, due to Teva Pharmaceuticals Industries Ltd.’s acquisition of Auspex in May 2015. Due to the stage of development of any deuterated pirfenidone products and the considerable uncertainty associated with the receipt of any Royalty Payments and Sublicense/Sale Payments under the agreement, the payment of $50.2 million was recorded as other revenue in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2015.

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
Effective January 1, 2015, an additional 729,363 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of September 30, 2015, there were 1,674,537 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based awards recognized in the condensed consolidated statements of operations and comprehensive income (loss) consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$320	$285	$925	$513
General and administrative	524	301	1,230	578
Total stock-based compensation expense	$844	$586	$2,155	$1,091

Stock Options
The weighted-average fair value of options granted during the three and nine months ended September 30, 2015, based on fair values estimated as of the applicable grant dates using the Black-Scholes-Merton option pricing model, was $12.99 and $10.01 per option share, respectively. The weighted-average fair value of options granted during the three and nine months ended

September 30, 2014, based on fair values estimated as of the applicable grant dates using the Black-Scholes-Merton option pricing model, was $9.37 and $6.70 per option share, respectively.
For the three and nine months ended September 30, 2015 and 2014, the fair values of options granted were estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	78.32%	79.77%	73.09%	81.16%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.56%	2.00%	1.67%	1.91%
Expected dividend yield	—%	—%	—%	—%
For the three and nine months ended September 30, 2015 and 2014, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
During the nine months ended September 30, 2015 and 2014, the total intrinsic value of stock options exercised was $7.1 million and $2.0 million, respectively. The total grant date fair value of stock options that vested during the nine months ended September 30, 2015 and 2014 was $2.7 million and $0.5 million, respectively.
The following is a summary of stock option activity for the nine months ended September 30, 2015:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	2,688,937	$6.04
Granted	280,900	$15.45
Exercised	(530,735)	$3.02
Forfeited or expired	(90,120)	$8.21
Outstanding at September 30, 2015	2,348,982	$7.76	6.84	$25,856
Exercisable at September 30, 2015	1,317,566	$5.25	5.39	$17,811
Vested and expected to vest at September 30, 2015 (1)	2,266,458	$7.65	6.77	$25,214

(1)
This represents the number of vested stock option shares as of September 30, 2015, plus the number of unvested stock option shares that the Company estimated as of September 30, 2015 would vest, based on the unvested stock option shares at September 30, 2015 and an estimated forfeiture rate of 6%.

As of September 30, 2015, there was $7.1 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

10. Loan Payable
On December 22, 2011, the Company entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. The Loan and Security Agreement provided for aggregate advances of up to $20 million in two tranches. Under the first tranche, the Company obtained an advance on December 22, 2011 totaling $7.5 million, or the December 2011 Advance. Under the second tranche, the Company obtained an advance on March 29, 2012 totaling $12.5 million, or the March 2012 Advance.

Through September 30, 2015, each of the December 2011 Advance and the March 2012 Advance had an interest rate of 8.5%. As of September 30, 2015, future minimum payments, which include principal and interest due under the Loan and Security Agreement, are $0.8 million. On October 1, 2015, the Company made the final payment to Hercules, thereby fulfilling all obligations under the Loan and Security Agreement.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, expect per share amounts)
Numerator:
Net income (loss) applicable to common stockholders—basic and diluted	$(8,554)	$(7,832)	$23,490	$(22,827)
Denominator:
Weighted average shares outstanding - basic	21,949	18,098	20,824	15,046
Dilutive stock options	—	—	1,088	—
Dilutive warrants	—	—	6	—
Weighted average shares outstanding - diluted	21,949	18,098	21,918	15,046
Net income (loss) per share applicable to common stockholders:
Basic	$(0.39)	$(0.43)	$1.13	$(1.52)
Diluted	$(0.39)	$(0.43)	$1.07	$(1.52)
Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options	1,066	1,059	477	1,190
Warrants	71	71	65	71

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

OVERVIEW
We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Our approach starts with approved drugs, advanced clinical candidates or previously studied compounds that we believe can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties, thereby enhancing clinical safety, tolerability or efficacy. We believe our approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. We have a robust pipeline of wholly owned and collaboration programs. Each of our clinical stage compounds is protected by one or more issued U.S. composition of matter patents.
The following summarizes our clinical development programs:

•
AVP-786 is a combination of a deuterium-substituted dextromethorphan analog and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders. We granted Avanir Pharmaceuticals, Inc., or Avanir, an exclusive worldwide license to develop and commercialize deuterated analogs of dextromethorphan, including AVP-786. In January 2015, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. Avanir is conducting a Phase 2 clinical trial of AVP-786 as a potential adjunctive therapy in patients with major depressive disorder who had inadequate response to antidepressant treatment and a Phase 2 clinical trial for AVP-786 as a potential adjunctive treatment in patients with residual schizophrenia. In addition, Avanir intends to conduct Phase 3 clinical trials of AVP-786 for the treatment of agitation in patients with Alzheimer's disease.

•
CTP-656 is a deuterated analog of ivacaftor that we are developing as a treatment for cystic fibrosis. Ivacaftor is marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. In March 2015, we began a Phase 1 clinical program. We initially conducted a crossover study to compare two deuterium-modified compounds in order to select one for further clinical evaluation. CTP-656 was selected as the candidate for future clinical evaluation, including single and multiple ascending dose trials as part of the Phase 1 program. We completed a Phase 1 single ascending dose clinical trial and we expect to begin the multiple ascending dose trial in the fourth quarter of 2015 to further evaluate the safety and pharmacokinetics of CTP-656.

•
CTP-730 is a deuterated analog of apremilast. Apremilast is marketed by Celgene Pharmaceuticals, Inc., Celgene International Sarl and Celgene Corporation, together referred to as Celgene. CTP-730 is licensed to Celgene under a collaboration to research, develop and commercialize certain deuterated compounds for the treatment of inflammation or cancer. We have completed the Phase 1 clinical evaluation of CTP-730 and achieved an $8.0 million development milestone payment upon completion of the Phase 1 clinical evaluation. Celgene is responsible for any development of CTP-730 beyond the Phase 1 clinical trials conducted by Concert.

•
JZP-386 is a product candidate containing a deuterated sodium oxybate analog for potential use in patients with narcolepsy. We have granted Jazz Pharmaceuticals Ireland Limited, or Jazz Pharmaceuticals, worldwide rights to develop and commercialize deuterated sodium oxybate analogs, including JZP-386. Sodium oxybate is the active ingredient in Jazz Pharmaceuticals’ marketed drug Xyrem®. In May 2015, we and Jazz Pharmaceuticals announced the completion of a Phase 1 clinical study. Jazz Pharmaceuticals is responsible for any further development of JZP-386.

•
CTP-499 is a novel, potential first-in-class treatment for diabetic nephropathy that we are developing as an additive treatment to the current standard of care. We have completed a Phase 2 clinical trial and plan to seek one or more collaborators for future development of CTP-499 in diabetic nephropathy. In November 2015, we announced that we reached agreement with the FDA under a Special Protocol Assessment (SPA) for a Phase 3 trial of CTP-499. The Company intends to seek one or more collaborators before advancing the program into further development.

•
CTP-354 is a novel, potential first-in-class, non-sedating treatment for spasticity. In November 2014, we announced three-month toxicology data from a non-clinical in vivo study of CTP-354 showing adverse effects in one of two species studied and our intent to conduct additional non-clinical evaluations to further evaluate CTP-354 prior to continuing clinical development. In March 2015, we received a partial clinical hold letter from the FDA providing guidance that would allow us to conduct limited Phase 2 clinical trials. Following completion of certain non-clinical evaluation of CTP-354, we have decided not to advance the program into additional non-clinical or clinical evaluation.

We believe we are capable of identifying one to two novel deuterated compounds per year that we can advance into preclinical development while concurrently progressing our existing pipeline.
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake non-clinical studies and clinical trials, manufacture product in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $121.8 million since inception through September 30, 2015 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs.
We have incurred net losses in each year from our inception in 2006. We generated net income of $23.5 million during the nine months ended September 30, 2015 and incurred a net loss of $22.8 million for the nine months ended September 30, 2014. The net income generated during the nine months ended September 30, 2015 was a result of the receipt of a $50.2 million one-time change in control payment from Auspex Pharmaceuticals, Inc., or Auspex, discussed further in Note 8 in the condensed consolidated financial statements. Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under our current development programs. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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

COLLABORATIONS
We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. They also have provided us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible for an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. For example, our collaborator Avanir reported agreeing with the FDA to an expedited development pathway for AVP-786. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations:

•
Celgene. In April 2013, we entered into a master development and license agreement with Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting inflammation or cancer. The collaboration is currently focused on one compound, a deuterated analog of apremilast, referred to as CTP-730, but has the potential to encompass up to three additional programs. For CTP-730, we granted Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of apremilast and certain close chemical derivatives thereof. We further granted Celgene licenses with respect to two additional programs and an option with respect to a third additional program. We and Celgene have agreed on the non-deuterated compounds for each of the two additional license programs. For the option program, Celgene may select the non-deuterated compound at a later time, which, unless otherwise agreed by us, will be limited to a compound for which Celgene possesses exclusive rights. With respect to the two additional license programs, we granted Celgene an upfront exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the agreed non-deuterated compounds. Celgene is restricted from utilizing their research, development and commercialization rights under each of these upfront licenses, unless, within seven years after the effective date of the agreement, Celgene pays us a license exercise fee. If Celgene does not elect to pay the license exercise fee during the seven year period, the license will expire. With respect to the option program, once a compound is selected, Celgene may exercise its option by paying us an option exercise fee within seven years of the effective date of the agreement, and upon Celgene’s exercise of the option we will grant to Celgene an exclusive worldwide license to develop, manufacture and commercialize deuterated products that contain deuterated analogs of the selected non-deuterated compound.

Under the terms of the agreement, we received a non-refundable upfront payment of $35.0 million. In October 2015, we achieved an $8.0 million development milestone upon completion of clinical evaluation for CTP-730. In addition, we are eligible to earn an additional $15.0 million development milestone payment upon the first actual dosing in a Phase 3 clinical trial or, if earlier, acceptance for filing a NDA, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the CTP-730 program. If Celgene exercises its rights with respect to either of the two additional license programs, we will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs we are eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program we are eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program in respect of a compound to be identified at a later time, we will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.
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
We were responsible for conducting and funding research and early development activities for the CTP-730 program at our own expense pursuant to mutually agreed upon development plans. This included the completion of single and multiple ascending dose Phase 1 clinical trials. If Celgene exercises its rights with respect to any additional program and pays us the applicable exercise fee, we are responsible for conducting research and development activities at our own expense pursuant to mutually agreed upon development plans until the completion of the first Phase 1 clinical trial, which will be defined in each development plan on a program-by-program basis. In addition, if Celgene exercises its rights with respect to the option program and pays us the applicable exercise fee, we are responsible for seeking to generate a deuterated compound for clinical development in the selected option program at our own expense.

•
Avanir. In February 2012, we entered into a development and license agreement with Avanir under which we granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan containing products. Avanir is currently focused on developing AVP-786, which is a combination of a deuterated analog of dextromethorphan and an ultra-low dose of quinidine, for the treatment of neurologic and psychiatric disorders. In January 2015, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.

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

•
platform-related lab expenses, which includes costs related to synthesis, analysis and in vitro and in vivo characterization of deuterated compounds to support the selection and progression of potential product candidates;

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
Interest and other expense
Interest and other expense consists primarily of interest expense on amounts outstanding under our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, amortization of debt discount and the re-measurement gain or loss associated with the change in the fair value of the preferred stock warrant liability. On October 1, 2015, we made a final payment to Hercules, thereby fulfilling all obligations under our debt facility.
Income Taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of September 30, 2015, we forecast pre-tax income for the year ended December 31, 2015. We recorded a provision of $0.4 million in income tax expense during the nine months ended September 30, 2015 in connection with the federal limitation on alternative minimum tax net operating loss carryforwards, which limits the use of net operating loss carryforwards to ninety percent of alternative minimum taxable income and results in an effective tax rate of approximately two percent for 2015.
To the extent new information becomes available, we may revise our forecast of ordinary pre-tax income or loss, and therefore the estimated effective tax rate, in future periods.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.

During the three months ended September 30, 2015, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 2, 2015.
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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2015 and 2014
The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars.

	Three months ended September 30,
(in thousands)	2015	2014	Change
Revenue:
License and research and development revenue	$1,709	$2,418	$(709)
Milestone revenue	—	2,000	(2,000)
Total revenue	1,709	4,418	(2,709)
Operating expenses:
Research and development	7,135	8,569	(1,434)
General and administrative	3,268	3,457	(189)
Total operating expenses	10,403	12,026	(1,623)
Loss from operations	(8,694)	(7,608)	(1,086)
Investment income	37	15	22
Interest and other expense	(58)	(239)	181
Loss before income taxes	(8,715)	(7,832)	(883)
Benefit from income taxes	(161)	—	(161)
Net loss	$(8,554)	$(7,832)	$(722)
License Revenue
License revenue was $1.7 million for the three months ended September 30, 2015 as compared to $2.4 million for the prior year period, a decrease of $0.7 million. The decrease in license revenue was due to a decrease in services performed under our Jazz Pharmaceuticals collaboration agreement of $1.5 million, which was attributable to the completion of Phase 1 clinical trials under the agreement. This decrease was partially offset by an increase in license revenue recognized under our collaboration with Celgene, which increased $0.9 million for the three months ended September 30, 2015 as compared to the prior year period, which was attributable to the conduct of Phase 1 clinical trials.
Milestone Revenue

The decrease in milestone revenue was attributable to a $2.0 million development milestone payment recognized in the three months ended September 30, 2014 as a result of the initial dosing in a Phase 2 clinical trial of AVP-786.
As of September 30, 2015, we had deferred revenue of:

•
$7.5 million related to our collaboration with Celgene, $1.4 million of which is attributable to CTP-730 and $6.1 million of which is attributable to two additional license programs, discussed further in Note 7 to the condensed consolidated financial statements;

•
$0.1 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 15 months; and

•	$2.8 million related to a payment received from GSK that we will not recognize as revenue until all repayment obligations lapse.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three months ended September 30, 2015 and 2014, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three months ended September 30,
(in thousands)	2015	2014
External research and development expenses:
CTP-656	$707	$295
CTP-730	474	473
JZP-386	57	1,842
CTP-499	18	260
CTP-354	36	1,727
Total external research and development expenses	1,292	4,597
Employee and contractor-related expenses	3,370	2,782
Platform-related lab expenses	1,677	339
Facility expenses	700	777
Other expenses	96	74
Personnel and other expenses	5,843	3,972
Total research and development expenses	$7,135	$8,569
Research and development expenses were $7.1 million for the three months ended September 30, 2015, compared to $8.6 million for the prior year period, a decrease of $1.4 million. This decrease was primarily due to a $3.3 million decrease in direct external research and development expenses, which was attributable to decreased expenses under our JZP-386, CTP-354 and CTP-499 programs of $1.8 million, $1.7 million and $0.2 million, respectively. These decreases were attributable to the completion of ongoing clinical studies under the programs. These lower program expenses were partially offset by increased expenses under the CTP-656 program of $0.4 million, which was primarily attributable to Phase 1 clinical testing during the three months ended September 30, 2015.
The increase in platform-related development expenses of $1.3 million was attributable to certain ongoing research programs.
General and administrative expenses
General and administrative expenses were $3.3 million for the three months ended September 30, 2015, compared to $3.5 million for the prior year period. The decrease of $0.2 million was primarily attributable to a $0.2 million decrease in market research professional fee expenses.
Interest and other expense
Interest and other expense was $58 thousand for the three months ended September 30, 2015, compared to $239 thousand for the prior year period. The decrease was attributable to a decrease in interest expense associated with our debt facility with Hercules, which decreased by $0.2 million for the three months ended September 30, 2015 compared to the prior year period due to a lower principal balance outstanding.

Provision for income taxes
The Company recorded a tax benefit of $0.2 million during the three months ended September 30, 2015. No tax provision was recorded in the prior year period due to the net loss generated. We expect to generate pre-tax income for the year ended December 31, 2015 and are subject to income taxes in connection with the federal limitation on alternative minimum tax net operating loss carryforwards. We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year.
Comparison of the nine months ended September 30, 2015 and 2014
The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars.

	Nine months ended September 30,
(in thousands)	2015	2014	Change
Revenue:
License and research and development revenue	$6,269	$5,266	$1,003
Other revenue	50,155	—	50,155
Milestone revenue	—	2,000	(2,000)
Total revenue	56,424	7,266	49,158
Operating expenses:
Research and development	22,499	20,406	2,093
General and administrative	9,800	8,713	1,087
Total operating expenses	32,299	29,119	3,180
Income (Loss) from operations	24,125	(21,853)	45,978
Investment income	80	35	45
Interest and other expense	(309)	(954)	645
Income (Loss) before income taxes	23,896	(22,772)	46,668
Provision for income taxes	406	—	406
Net income (loss)	$23,490	$(22,772)	$46,262
License Revenue
License revenue was $6.3 million for the nine months ended September 30, 2015 compared to $5.3 million for the prior year period, an increase of $1.0 million. The increase in license revenue was due to an increase in services performed under our Celgene collaboration agreement of $2.7 million, due to Phase 1 clinical trials performed during the nine months ended September 30, 2015. This increase was partially offset by a $1.7 million decrease in revenue under our collaboration agreement with Jazz Pharmaceuticals, as Phase 1 clinical conduct was completed during the first half of 2015.
Other Revenue
Other revenue recognized during the nine months ended September 30, 2015 was attributable to our patent assignment agreement with Auspex, whereby we received a one-time change in control payment of $50.2 million from Auspex, which was acquired by Teva Pharmaceuticals Industries Ltd. in May 2015. See Note 8 in the condensed consolidated financial statements for additional details regarding this agreement.

Milestone Revenue
The decrease in milestone revenue was attributable to a $2.0 million development milestone payment recognized in the three months ended September 30, 2014 as a result of the initial dosing in a Phase 2 clinical trial of AVP-786.

Research and development expenses
The following table summarizes our external research and development expenses, by program, for the nine months ended September 30, 2015 and 2014, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Nine months ended September 30,
(in thousands)	2015	2014
External research and development expenses:
CTP-656	$2,618	$327
CTP-730	2,650	1,196
JZP-386	1,062	2,134
CTP-499	501	1,187
CTP-354	374	4,395
Total external research and development expenses	7,205	9,239
Employee and contractor-related expenses	10,286	7,657
Platform-related lab expenses	2,669	1,098
Facility expenses	2,071	2,151
Other expenses	268	261
Personnel and other expenses	15,294	11,167
Total research and development expenses	$22,499	$20,406
Research and development expenses were $22.5 million for the nine months ended September 30, 2015, compared to $20.4 million for the prior year period, an increase of $2.1 million. This increase was primarily due to a $2.6 million increase in employee and contractor-related expenses, which was primarily due to an increase in internal platform development activities and a $1.6 million increase in platform-related lab expenses, attributable to ongoing research program activities.
Direct external research and development expenses decreased $2.0 million during the nine months ended September 30, 2015 as compared to the prior year period, which was attributable to decreases of $4.0 million, $1.1 million and $0.7 million under our CTP-354, JZP-386 and CTP-499 programs, respectively, as a result of the completion of clinical conduct under these programs during the nine months ended September 30, 2015. These decreases were partially offset by increased expenses under our CTP-656 and CTP-730 programs, which increased $2.3 million and $1.5 million, respectively, during the nine months ended September 30, 2015 as compared to the prior year period. The increase in CTP-656 and CTP-730 expenses was a result of expenses incurred in connection with Phase 1 clinical testing during the nine months ended September 30, 2015.
General and administrative expenses
General and administrative expenses were $9.8 million for the nine months ended September 30, 2015, compared to $8.7 million for the prior year period. The increase of $1.1 million was primarily attributable to a $0.6 million increase in non-cash stock-based compensation expense and a $0.3 million increase in cash compensation.
Interest and other expense
Interest and other expense was $0.3 million for the nine months ended September 30, 2015, compared to $1.0 million for the prior year period. The decrease was primarily attributable to a decrease in interest expense associated with our debt facility with Hercules, which decreased by $0.5 million for the nine months ended September 30, 2015 compared to the prior year period due to a lower principal balance outstanding. Additionally, a $0.1 million expense was recognized during the nine months ended September 30, 2014 in connection with the re-measurement of the fair value of the redeemable convertible preferred stock warrant that we issued to Hercules in connection with draws under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods.

Provision for income taxes
The Company recorded a tax provision of $0.4 million during the nine months ended September 30, 2015. No tax provision was recorded in the prior year period due to the net loss generated. The tax provision of $0.4 million is attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
Although we received a one-time change in control payment of $50.2 million in June 2015 as a result of our patent assignment agreement with Auspex, we have otherwise incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of September 30, 2015, we had an accumulated deficit of $121.8 million. Although we expect to generate net income in 2015 due to the one-time payment from Auspex, we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. During February 2014, we completed our initial public offering, or IPO, whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. During March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million after deducting underwriting discounts and commissions and offering-related transaction costs.
In June 2015, we received proceeds of $50.2 million in connection with the change in control payment from Auspex, relating to Teva Pharmaceuticals Industries Ltd.’s acquisition of Auspex, discussed further in Note 8 in the condensed consolidated financial statements.
As of September 30, 2015 we had cash and cash equivalents and investments of $142.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$22,030	$(21,770)
Investing activities	(56,680)	(44,287)
Financing activities	41,964	79,855
Net increase in cash and cash equivalents	$7,314	$13,798
Operating activities. During the nine months ended September 30, 2015, our operating activities provided cash of $22.0 million as compared to cash used of $21.8 million during the nine months ended September 30, 2014. The change in cash provided (used) by operating activities was primarily attributable to the receipt of $50.2 million from Auspex for a change in control payment, discussed further in Note 8 in the condensed consolidated financial statements. Additionally, the change in cash provided (used) by operating activities was attributable to the impact of decreased revenue under our collaborations with Jazz Pharmaceuticals and Avanir and increased operating expenses.
Investing activities. Net cash provided by (used in) investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the nine months ended September 30, 2015 and 2014 was $143.3 million and $77.2 million, respectively. Net cash provided by maturities of investments for the nine months ended September 30, 2015 and 2014 was $87.4 million and $33.1 million, respectively. Purchases of fixed assets for the nine months ended September 30, 2015 and 2014 was $0.7 million and $0.2 million, respectively. For both periods, the use of cash in investing activities was primarily attributable to the investment of proceeds associated with our IPO in 2014 and our equity financing in March 2015 and patent assignment agreement with Auspex.

Financing activities. During the nine months ended September 30, 2015 and 2014, our financing activities provided cash of $42.0 million and $79.9 million, respectively. The cash provided by financing activities during 2015 was primarily due to the receipt of net public offering proceeds of $47.0 million in March 2015. During the nine months ended September 30, 2014, cash provided was primarily due to the receipt of net IPO proceeds of $86.6 million. Cash payments of offering related expenses totaled $0.3 million and $1.4 million during the nine months ended September 30, 2015 and 2014, respectively. Principal payments under our debt facility with Hercules totaled $6.4 million and $5.9 million during the nine months ended September 30, 2015 and 2014, respectively.
Credit Facilities
In December 2011, we executed a Loan and Security Agreement with Hercules, which provided for up to $20.0 million in funding, to be made available in two tranches. We borrowed the first tranche of $7.5 million in December 2011 and the second tranche of $12.5 million in March 2012. Through September 30, 2015, each advance had an interest rate of 8.5%. As of September 30, 2015, an aggregate of $0.8 million of principal and accrued interest remained outstanding under the Loan and Security Agreement. On October 1, 2015, we made our final payment to Hercules, thereby fulfilling all obligations under the Loan and Security Agreement.
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
Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of September 30, 2015, will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2018. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional collaborations, strategic alliances and licensing arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any additional committed external sources of funds. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock. We may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.
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

Contractual obligations
During the three months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of September 30, 2015, we had $142.0 million of cash, cash equivalents and investments. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of September 30, 2015 would not have a material effect on the fair market value of our cash equivalents and short term investments.
We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2015 and 2014.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
We have incurred significant annual net operating losses in every year since our inception. Although we received a one-time change in control payment of $50.2 million in June 2015 as a result of our patent assignment agreement with Auspex, we expect to incur significant annual net operating losses in future periods. As of September 30, 2015, we had an accumulated deficit of $121.8 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We believe our existing cash and cash equivalents and investments as of September 30, 2015 will enable us to fund our operating expenses, debt service and capital expenditure requirements into 2018. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Any future indebtedness could adversely affect our ability to operate our business.
We could in the future incur indebtedness containing financial obligations and restrictive covenants, which could have significant adverse consequences, including:

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

Any financial obligations or restrictive covenants could negatively impact our ability to conduct our business.
RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES
Our approach to the discovery and development of product candidates based on selective deuteration is unproven, and we do not know whether we will be able to develop any products of commercial value.
We are focused on discovering and developing novel small molecule drugs that have improved metabolic or pharmacokinetic characteristics as a result of our selective substitution of deuterium for hydrogen. We apply our proprietary platform to systematically identify approved drugs, advanced clinical candidates or previously studied compounds that we believe can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties and thereby enhance clinical safety, efficacy and convenience. To our knowledge, no deuterated drug has ever been approved for sale in the United States. While we believe that selective deuteration can produce compounds that possess favorable pharmaceutical properties, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any of our product candidates in later stage clinical trials or in obtaining marketing approval thereafter.
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
We may not be able to continue further clinical development of our wholly owned development programs, including CTP-656. If we are unable to develop, obtain marketing approval for or commercialize our wholly owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•	in the case of CTP-656, our ability to work effectively with patient advocacy groups, in order to enroll sufficient numbers of patients and in a timely manner to conduct our clinical trials;

•	in the case of CTP-656, if we need to develop CTP-656 in combination with other agents to maximize its therapeutic and sales potential, our ability to develop such combinations;

•	in the case of CTP-499, our ability to find a suitable partner to continue development;

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators for our wholly owned development programs, if any;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

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
The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of neurologic disorders, diabetic nephropathy, inflammation and cancer, and cystic fibrosis, the key indications for our research and development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.
Avanir is developing AVP-786 for the treatment of major depressive disorder and for negative symptoms of schizophrenia. Avanir has also reported plans to develop AVP-786 for agitation associated with Alzheimer's Disease. There are marketed drugs for major depressive disorder or product candidates in clinical development for each indication.
We are initially developing CTP-656, a deuterated analog of ivacaftor, as a treatment for cystic fibrosis. The current standard of care is ivacaftor, which is marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. If CTP-656 receives marketing approval, it would compete with this product and may face competition from a number of other product candidates that are currently in clinical development, including additional candidates being developed by Vertex, among others.
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
Many pharmaceutical and biotechnology companies have begun to cover deuterated analogs of their product candidates in patent applications and may choose to develop these deuterated compounds. Some of these pharmaceutical and biotechnology companies may have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. In addition, we know of other companies that are broadly utilizing deuterium substitution for drug development, including Auspex Pharmaceuticals, Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and DeuteRx LLC. In some cases, these competitors may be interested in developing deuterated compounds that we may be interested in developing for ourselves. In addition, these competitors may enter into collaborative arrangements or business combinations that result in their ability to research and develop deuterated compounds more effectively than us. Our potential competitors also include academic institutions, government agencies and other public and private research organizations.
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
JZP-386 is a deuterated analog of a Schedule I controlled substance and the active pharmaceutical ingredient will likely be classified as a Schedule I controlled substance and the drug product will likely be classified as a Schedule III controlled substance, which could substantially limit our, or our collaborator's, ability to obtain the quantities of JZP-386 needed to conduct clinical trials and the ability of our collaborator to market and sell JZP-386 if it receives marketing approval.
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
Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, post grant review, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

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
Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Some of the non-deuterated compounds on which our current and future product candidates, including CTP-656, are based are products that are covered by issued patents or patent applications, the holders of which may attempt to assert claims against us. To date, we are not aware of any judicial decision holding that a patent that covers a non-deuterated compound should be construed to also cover deuterated analogs thereof, absent specific claims with respect to the deuterated analogs. However, any such judicial decision, or legal proceedings asserting such claims, could increase the likelihood of potential infringement claims being asserted against us. If any third party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.

For example, CTP-656 is a deuterium-modified version of ivacaftor. Ivacaftor is marketed by Vertex under the name Kalydeco®. Vertex currently has patents covering ivacaftor that may still exist if and when we receive marketing approval for CTP-656. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market CTP-656 or prevent us from marketing CTP-656.
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
Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations in the U.S. include the following:

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

•
HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services, and, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information;

•
Transparency Requirements. Federal laws require applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	Controlled Substances Act. The CSA regulates the handling of controlled substances such as JZP-386; and

•
Analogous State and Foreign Laws. Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws can apply to sales or marketing arrangements and claims involving healthcare items or services. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
In addition, as of October 31, 2015, there were 2,308,859 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of October 31, 2015, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of September 30, 2015, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 38.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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
As of October 31, 2015, we estimate that we have used approximately $82.2 million of the net proceeds primarily to fund the development of CTP-354, to advance and expand the research and preclinical development of additional product candidates and for working capital, capital expenditures and other general corporate purposes. None of the net proceeds were paid directly or indirectly to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliate of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We have invested the balance of the net proceeds from the offering in cash equivalents and other short-term investments in accordance with our investment policy. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6.	Exhibits.
The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date:	November 5, 2015	By:	/s/ Ryan Daws

Ryan Daws Chief Financial Officer

Exhibit Index

Exhibit number	Description

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.