Form 10-K
period 2015-12-31
CONCERT PHARMACEUTICALS, INC.
filed 2016-03-01
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $195,641,000, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.
The number of shares outstanding of the registrant’s Common Stock as of February 23, 2016: 22,204,347

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
OVERVIEW

We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Incorporation of deuterium into known molecules has the potential to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach starts with approved drugs, advanced clinical candidates or previously studied compounds that may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage the known activity of approved drugs to expand into new indications. Our DCE Platform® has broad potential across numerous therapeutic areas.  The following table summarizes our diverse clinical pipeline of product candidates. All of these candidates are small molecules designed for oral administration.

Product Candidate	Lead Indication	Status	Worldwide rights
AVP-786 Deuterated dextromethorphan	Alzheimer’s Agitation	Phase 3	Avanir Pharmaceuticals
	Major Depressive Disorder	Phase 2
	Residual Schizophrenia	Phase 2
CTP-656 Deuterated ivacaftor	Cystic Fibrosis	Phase 1	Concert
CTP-730 Deuterated apremilast	Inflammation	Phase 1	Celgene
JZP-386 Deuterated sodium-oxybate	Narcolepsy	Phase 1	Jazz Pharmaceuticals

OUR STRATEGY
Our strategy is to apply our deuterium technology to well characterized molecules in order to leverage their known safety and efficacy profile.  We select pipeline candidates based on the medical needs of patients, commercial opportunity, regulatory considerations, and competitive landscape.
Our approach aims to enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. Key elements of our strategy include:

•
Using deuterium technology to develop deuterated product candidates with substantially improved safety, tolerability or efficacy profiles to compete directly with the non-deuterated compound in its approved indication. In addition, we expect to develop deuterated product candidates that are based on approved drugs but for new indications that we believe are promising in view of the known biology of the approved drug.

•
Developing our deuterated product candidates quickly through proof-of-concept clinical trials, which could be as early as Phase 1, and then determining whether to advance it independently or with a partner; and

•	Commercializing product candidates where they can be marketed by a small, focused sales force or seeking partners based on strategic considerations.

DEUTERIUM

Due to its natural abundance, the average adult human body contains approximately two grams of deuterium. While essentially identical to hydrogen in size and shape, deuterium differs from hydrogen in that it contains an additional neutron. As a result, deuterium forms a more stable chemical bond with carbon than does hydrogen. The deuterium-carbon bond is typically six to nine times more stable than the hydrogen-carbon bond. This has important implications for drug development because drug metabolism often involves the breaking of hydrogen-carbon bonds.

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
Potential advantages of product candidates based on our DCE Platform

Using our DCE Platform we create novel drugs designed to have superior properties - including enhanced clinical safety, tolerability or efficacy - based on compounds that have established pharmacological activity. In many instances, Phase 1 clinical evaluation has the potential to demonstrate whether there will be product differentiation.  Potential advantages of our DCE Platform include the following:

•
Improved metabolic profile. An improved metabolic profile may potentially reduce or eliminate unwanted side effects or undesirable drug interactions or increase efficacy. Metabolic profile refers to the relative amounts and exposure profile of the parent drug and its metabolites in the body.

•
Increased half-life. A longer half-life may decrease the number of doses that a patient is required to take per day or provide more consistent exposure of the compound in comparison to the corresponding non-deuterated compound. Half-life is a measure of how long it takes for the body to clear half of the dose of the drug.

•
Avoidance of undesirable metabolism:  By avoiding first pass metabolism, we may be able to improve oral bioavailability, which could potentially lead to better efficacy at a lower dose of drug. First pass metabolism is metabolism that occurs before the drug reaches the circulatory system.

OUR PRODUCT CANDIDATES
Our pipeline is focused on leveraging our deuterium expertise and proprietary product platform to develop novel medications designed to enhance patient outcomes in diverse therapeutic areas including genetic disease, inflammatory disease and neurologic disorders. The discussion below highlights our current clinical programs including those being developed by our collaborators.
CTP-656
Background on Cystic Fibrosis
Cystic fibrosis is a rare, life-threatening genetic disease affecting approximately 70,000 people worldwide. There is no known cure for cystic fibrosis. The median predicted survival age is close to 40 years and nearly half of the cystic fibrosis population is 18 or older. Cystic fibrosis is caused by mutations in the gene that encodes the cystic fibrosis transmembrane conductance regulator protein, or CFTR, a chloride channel that regulates the movement of salt and water into and out of cells. Children who develop cystic fibrosis inherit two defective CFTR genes, one from each parent, which are referred to as alleles. There are more than 1,900 known mutations in the CFTR gene, some of which result in cystic fibrosis, including the most prevalent F508del mutation and the less prevalent G551D gating mutation. In the United States, it is estimated that approximately 85% of individuals with cystic fibrosis have at least one F508del mutation and approximately 4.4% of people with cystic fibrosis have a G551D gating mutation. Each mutation causes a different defect in the CFTR protein. When there is a defect caused by the G551D gating mutation, the defective CFTR protein reaches the surface of a cell but does not efficiently transport chloride ions across the cell membrane. The F508del mutation results in a different defect that largely prevents the CFTR protein from reaching the cell surface and also impairs its ability to transport chloride ions.

Defective CFTR results in decreased chloride secretion and reduced hydration of the mucus layer leading to the buildup of thick mucus in the lungs and other vital organs. Lung disease, the most critical manifestation of cystic fibrosis, is characterized by airway obstruction, infection and inflammation, such that more than 90% of all cystic fibrosis patients die of lung disease. Cystic fibrosis patients typically require lifelong treatment, with multiple daily medications, in many cases hospitalization due to lung infections, and potentially lung transplantation.

Ivacaftor (Kalydeco®) is a drug marketed by Vertex Pharmaceuticals, Inc., or Vertex, and initially approved for patients with the G551D gating mutation. The label has been expanded to include patients with certain other mutations. Ivacaftor is a CFTR potentiator, which keeps the CFTR protein channels on the cell surface open more often, to increase the flow of salt and water into and out of the cell. Vertex has also developed Orkambi®, a combination of lumacaftor and ivacaftor, which is marketed for patients with two F508del mutations.

CTP-656 Opportunity
CTP-656 is a novel, next generation potentiator that we are initially developing for the treatment of cystic fibrosis in patients who have gating mutations, including the G551D mutation. CTP-656 was discovered by applying our deuterium chemistry technology to modify ivacaftor, which is the current standard of care for this population. Due to its differentiated pharmacokinetic profile, CTP-656 has the potential to offer a greater therapeutic benefit relative to ivacaftor for this patient population. The potential benefits of CTP-656 include improved efficacy due to better treatment adherence, as a result of once-daily dosing and enhanced exposure to the parent drug, which is more active than the metabolites; and fewer drug-drug interactions.
CTP-656 also has the potential to be a key component of combination therapies that enable the treatment of patients having many other CFTR mutations. To advance combination therapies of CTP-656, we intend to collaborate with companies who are focused on developing drugs that target other mechanisms of action and that we believe may be suitable to combine with CTP-656.

Clinical Development of CTP-656

In the third quarter of 2015, we completed a single ascending dose Phase 1 trial in healthy volunteers which included a comparison of CTP-656 with a single dose of Kalydeco. The single ascending dose Phase 1 clinical trial was conducted in 10 healthy volunteers and evaluated three doses (75, 150 and 300 mg) of CTP-656 as an aqueous suspension and a single dose 150 mg tablet of Kalydeco in one period. The single ascending dose findings support once-daily administration of CTP-656 based on a half-life in the range of 14 to 17 hours. In this trial, CTP-656 also demonstrated a linear dose response. CTP-656 was well-tolerated across all dose groups. There were no serious adverse events reported in subjects who received CTP-656.

Mean (±SD) Plasma Concentration (ng/mL)
10000
1000
100
10
1
0
8
16
24
Time (hr)
Kalydeco_150 mg
CTP-656_75 mg
CTP-656_150 mg
CTP-656_300 mg

Comparison of CTP-656 single dose pharmacokinetic profiles against Kalydeco®
In the single dose crossover comparison of an aqueous suspension of 150 mg of CTP-656 to a 150 mg solid dose of Kalydeco, nine subjects completed the Phase 1 trial, and CTP-656 demonstrated a superior pharmacokinetic profile. CTP-656 demonstrated a reduced rate of clearance, longer half-life, and substantially increased exposure with greater plasma levels at 12 and 24 hours vs. Kalydeco. For CTP-656, there was greater plasma exposure of the parent drug relative to its less active metabolites. With Kalydeco, the less active metabolites were more prominent than the parent drug.
In November 2015, we initiated a multiple ascending dose Phase 1 clinical trial in healthy volunteers.  The trial is being conducted in two parts and will enroll approximately 38 healthy volunteers to assess safety, tolerability and pharmacokinetics of CTP-656 in a tablet formulation. The first part assessed the pharmacokinetic properties of a single dose tablet formulation of 150 mg of CTP-656 versus the 150 mg commercial tablet formulation of Kalydeco in 8 healthy volunteers following a high-fat meal. The second part will assess three doses of CTP-656, starting at 75 mg and up to 225 mg daily for seven days compared to placebo, again following a high-fat meal.
In February 2016, we announced results from Part 1 of the multiple ascending dose trial with a tablet formulation of CTP-656. The data from this trial was consistent with results from the previously completed single ascending dose trial, in which an aqueous suspension of CTP-656 demonstrated superior pharmacokinetic properties compared to Kalydeco.  In this trial, CTP-656 tablets demonstrated a reduced rate of clearance, longer half-life, substantially increased exposure and greater plasma levels at 24 hours compared to Kalydeco. With both the solid dose and aqueous suspension formulations, the overall metabolite exposure profile of CTP-656 differed from that of Kalydeco. After administration of CTP-656, there was greater plasma exposure of the more active parent drug relative to less-active metabolites, whereas with Kalydeco there was greater plasma exposure of the less-active metabolites.
Top-line data from Part 2 of the Phase 1 multiple ascending trial and a food effect trial are expected in the second quarter of 2016. We also plan to commence a Phase 2 clinical trial with CTP-656 in patients with cystic fibrosis associated with gating mutations in the second half of 2016.

Collaboration Product Candidates-Development Programs
We have entered into several collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. The deuterium product candidates may be developed for an existing indication or in new indications.
AVP-786
In February 2012, we granted Avanir Pharmaceuticals, Inc., or Avanir, an exclusive worldwide license to develop and commercialize deuterated dextromethorphan analogs. Subsequent to our agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and is now a wholly owned subsidiary of Otsuka America, Inc.
Avanir is developing AVP-786, which is a combination of a deuterated dextromethorphan analog and a low dose of quinidine. Avanir is conducting several Phase 2 and Phase 3 clinical trials to evaluate AVP-786 for the treatment of neurologic and psychiatric disorders.

•
In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with Alzheimer’s disease. It expects to enroll approximately 700 patients in two Phase 3 trials. The Phase 3 trials are expected to be completed in the third quarter of 2018.

•
In August 2014, Avanir initiated a Phase 2 randomized, placebo-controlled clinical trial to evaluate the safety and efficacy of AVP-786 as an adjunctive treatment in patients with major depressive disorder who have had an inadequate response to antidepressant treatment. This trial is expected to be completed in the second quarter of 2016.

•
In September 2015, Avanir initiated a Phase 2 clinical trial to evaluate the safety and efficacy of AVP-786 as an adjunctive treatment for patients with residual schizophrenia. This trial is expected to be completed in the third quarter of 2017.

CTP-730
In April 2013, we entered into a strategic worldwide collaboration with Celgene Pharmaceuticals, Inc., Celgene International Sarl and Celgene Corporation, together referred to as Celgene, related to certain deuterium-substituted compounds for the treatment of inflammation or cancer. While the collaboration has the potential to encompass multiple programs, it is initially focused on one program, CTP-730.
CTP-730 is a deuterated analog of apremilast, which is marketed by Celgene for the treatment of certain types of psoriasis and psoriatic arthritis. We have completed the Phase 1 clinical evaluation of CTP-730. Once daily dosing of 50 mg of CTP-730 administered for seven days in the Phase 1 clinical trial demonstrated similar steady state exposure to historical data for 30 mg of apremilast twice daily. Treatment with CTP-730 was generally well-tolerated and no serious adverse events were observed. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. Celgene is assessing the path forward for CTP-730, however, CTP-730 has not advanced into new trials at this time.
JZP-386
In February 2013, we licensed the commercial rights to deuterated analogs of sodium oxybate, including JZP-386, to Jazz Pharmaceuticals under an exclusive worldwide license agreement. Sodium oxybate is the active ingredient in Xyrem®, marketed in the United States by Jazz Pharmaceuticals to treat two of the key symptoms of narcolepsy, excessive daytime sleepiness and cataplexy.
JZP-386 is being developed for the potential treatment of patients with narcolepsy. In May 2015, we and Jazz Pharmaceuticals announced the completion of a Phase 1 clinical study. Clinical data from this Phase 1 study demonstrated that JZP-386 provided favorable deuterium-related effects, including higher serum concentrations and correspondingly increased PD effects at clinically relevant time points compared to Xyrem® (sodium oxybate) oral solution. The safety profile of JZP-386 was similar to that observed with Xyrem. Jazz Pharmaceuticals is responsible for any further development of JZP-386.

INTELLECTUAL PROPERTY
We protect our product candidates through the use of patents, trade secrets and careful monitoring of our proprietary know-how. Our patents and patent applications, if they issue as patents, for our lead programs expire between 2028 and 2034. The expected expiration dates are before any patent term extension to which we may be entitled under the Hatch-Waxman Act or equivalent laws in other jurisdictions where we have issued patents.
AVP-786
We hold U.S. patents and pending applications covering the composition of matter and methods of use of the deuterated dextromethorphan analog, as well as a U.S. patent application covering methods of use of certain other dextromethorphan compounds. These patents and patent applications are expected to expire between 2028 and 2030. We have corresponding patents and patent applications in Europe and Japan that are expected to expire in 2028. We have granted exclusive licenses under these patent rights to Avanir.
CTP-656
We hold U.S. patents covering the composition of matter of deuterated analogs of ivacaftor and a corresponding U.S. patent application. The patents and the patent application are expected to expire in 2032. We have corresponding patent applications in Europe and Japan that are expected to expire in 2032. We have retained all of the CTP-656 patent rights.
JZP-386
We hold a U.S. patent, as well as a corresponding U.S. patent application, covering the composition of matter of deuterated analogs of sodium oxybate, including JZP-386, and methods of using them for treating certain diseases and disorders, including narcolepsy. This patent and patent application are expected to expire in 2030. We hold a corresponding European patent that is expected to expire in 2030. We also have a U.S. patent covering methods of use of JZP-386 for treating certain diseases and disorders, including narcolepsy, as well as patent applications in the United States, Europe and Japan, covering the composition of matter and methods of use of JZP-386, that are expected to expire in 2032. We have granted exclusive licenses under these patent rights to Jazz Pharmaceuticals.
CTP-730
We hold U.S. patents and a U.S. patent application covering the composition of matter of CTP-730. The patents and the patent application are expected to expire in 2030.  We also hold corresponding patents in Europe and Japan that are expected to expire in 2030.  We have granted exclusive licenses under these patent rights to Celgene.

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
We also rely on trade secrets and careful monitoring of our proprietary know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our DCE Platform, such as:

•	our methods of evaluating candidate compounds for deuteration;

•	our bioanalytical methods for identifying and measuring metabolites formed by the in vitro and in vivo metabolism of deuterated compounds;

•	our analytical methods for evaluating how selective deuterium substitution affects different pharmacokinetic and metabolic parameters in vitro and in vivo systems; and

•	our methods to determine the degree of deuterium substitution in compounds we manufacture.
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
COMPETITION

The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of neurologic disorders, inflammation, and cystic fibrosis, the key indications for our current research and development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

AVP-786

Avanir is developing AVP-786 for the treatment of agitation associated with Alzheimer's disease, major depressive disorder and for adjunctive treatment for residual schizophrenia. While there are product candidates in clinical development for Alzheimer's agitation, such as brexpiprazole in Phase 3 development by Otsuka, there are no approved treatments. There are marketed drugs for major depressive disorder or product candidates in clinical development for each indication.

CTP-656

We are initially developing CTP-656, a deuterated analog of ivacaftor, as a treatment for cystic fibrosis in individuals with gating mutations of the CFTR gene, including G551D. The current standard of care for this population is ivacaftor, which is marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. If CTP-656 receives marketing approval, it would compete with this product and may face competition from a number of other product candidates that are currently in clinical development, including additional candidates being developed by Vertex, among others.

JZP-386

JZP-386 is a deuterated analog of sodium oxybate, which is being developed for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The current standard of care is treatment with sodium oxybate, which is marketed by Jazz Pharmaceuticals, Inc., under the name Xyrem®. Flamel Technologies SA announced their intent to initiate Phase 3 clinical development for an extended release formulation of sodium oxybate for the treatment of narcolepsy.

CTP-730

CTP-730 is a deuterated analog of apremilast, which is a selective inhibitor of the enzyme phosphodiesterase 4 or PDE4. Apremilast is marketed by Celgene for the treatment of certain types of psoriasis and psoriatic arthritis. Apremilast is also being evaluated for its efficacy in other chronic inflammatory diseases for which a PDE4 inhibitor may be useful. If CTP-730 receives marketing approval, it may face competition with drugs having the same or different mechanisms of action.
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

Phase 2:
The product candidate is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and dosage for Phase 3 studies.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will often inspect one or more clinical sites in late-stage clinical trials to assure compliance with cGCP and the integrity of the clinical data submitted.
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two adequate and well-controlled clinical trials which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or may rely on published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the applicant relies, as part of its application, on investigations made to show whether or not the drug is safe and effective for use “that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
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
The containment of healthcare costs has also become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could adversely affect our net revenue and results.
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
Regulation of Deuterium Oxide
We believe that all of the deuterium that we use in manufacturing our product candidates is currently derived, directly or indirectly, from deuterium oxide. For most of our deuterium supply we rely on bulk supplies of deuterium oxide, which we currently source from multiple suppliers, including two located in North America, one of which is located in the United States. In order to internationally transport any deuterium oxide that we purchase from foreign suppliers, we, or our U.S. supplier, may be required to obtain an export license from the country of origin and we may be required to obtain an International Import Certificate from the country of destination. We are also generally required to obtain an export license from the Nuclear Regulatory Commission before shipping deuterium oxide from the United States to any contract manufacturer in another country. Each of these documents specifies the maximum amount of deuterium oxide that we, or our suppliers, are permitted to either import or export. We have obtained a license from the Nuclear Regulatory Commission, or NRC, for the export of 20,000 kilograms of heavy water over the life of the license, which is valid until January 2019. We have applied for an additional export license from the NRC. In addition, in order to obtain additional supplies of deuterium oxide from one of the foreign suppliers from which we have previously purchased deuterium oxide, the supplier will be required to obtain an additional export license from the country of origin and, as part of the export license application process, we may be required to obtain a U.S. import certificate. While we and our suppliers have obtained similar licenses and certificates in the past, we or our suppliers may not be able to obtain them in the future in a timely manner or at all. We have not obtained an export license from the country in which our potential future foreign supplier is located. In addition, if any of our product candidates is approved by the FDA, then the FDA will also have regulatory jurisdiction over the manufacture and use of deuterium oxide in such product.
EMPLOYEES
As of December 31, 2015, we had 59 employees, 39 of whom were primarily engaged in research and product development activities. A total of 22 employees have Ph.D. degrees. None of our employees are represented by a labor union and we believe our relations with our employees are good.
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
We have incurred significant annual net operating losses in every year since our inception, except for fiscal year 2015. Although we were profitable for fiscal year 2015, as a result of a one-time payment of $50.2 million that we received in June 2015 as a result of our patent assignment agreement with Auspex, we expect to incur significant annual net operating losses in future periods. As of December 31, 2015, we had an accumulated deficit of $121.2 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations and patent assignment agreement. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or one of our collaborators is, able to successfully commercialize one or more of our product candidates. This will require success in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We, and our collaborators, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investments in us.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.
We began operations in April 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and product candidates and establishing collaborations. We have not yet demonstrated an ability to successfully conduct an international multi-center clinical trial, conduct a large-scale pivotal clinical trial, obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
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
Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of December 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements into 2018. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Raising additional capital may cause dilution to our stockholders or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and additional collaborations and licensing arrangements. We do not have any committed external source of funds, other than potential milestone payments and royalties under our collaborations with Celgene, Avanir and Jazz Pharmaceuticals, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
We are focused on discovering and developing novel small molecule drugs that have improved metabolic or pharmacokinetic characteristics as a result of our selective substitution of deuterium for hydrogen. We apply our proprietary platform to systematically identify approved drugs, advanced clinical candidates or previously studied compounds that we believe can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties and thereby enhance clinical safety, efficacy and convenience. To our knowledge, no deuterated drug has ever been approved for sale in the United States. While we believe that selective deuteration can produce compounds that possess favorable pharmaceutical properties, we have not yet succeeded and may not succeed in demonstrating efficacy and safety for any of our product candidates in pivotal clinical trials or in obtaining marketing approval thereafter.
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
We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•	in the case of CTP-656, our ability to enroll sufficient numbers of patients and in a timely manner to conduct our clinical trials;

•	in the case of CTP-656, if we need to develop it in combination with other agents to maximize its therapeutic and sales potential, our ability to develop or license such combinations;

•	in the case of CTP-499, our ability to find a suitable partner to continue development;

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any, for our wholly owned development programs;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

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

•
the FDA or comparable foreign regulatory authorities may change their requirements for approvability for a given product or for an indication after we have initiated work based on their previous guidance;

•
the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

•	we, or our manufacturing vendors, may not produce, or may not consistently produce material that meets necessary specifications for commercialization;

•
the FDA or comparable foreign regulatory authorities may determine that our, or our manufacturing vendors, manufacturing or quality control processes fail to meet their specifications or guidelines; and

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
The deuterated compounds that we produce and seek to develop can have similar pharmacological properties as their corresponding non-deuterated compounds. Therefore, we believe that we, or our collaborators, may, in some instances, be able to obtain clearance from the FDA or comparable foreign regulatory authorities to follow expedited development programs for some deuterated compounds that reference and rely on findings previously obtained from prior non-clinical studies or clinical trials of the corresponding non-deuterated compounds. For example, our collaborator Avanir reported in June 2013 that the FDA has agreed to an expedited development pathway for AVP-786, a product candidate Avanir is developing that includes our licensed deuterated dextromethorphan compound, permitting Avanir to reference data from its development of dextromethorphan and quinidine in its investigational new drug application, or IND, and any future new drug application, or NDA for AVP-786.
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
All of our product candidates are in non-clinical and clinical development stages and their risk of failure is high. Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, one of our collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. A dose of a deuterated compound could, in comparison to an equal dose of the corresponding non-deuterated compound, result in increased exposure levels, distribution and half-life in the body and alter the levels of particular metabolites that are present in the body. These changes may cause serious adverse events or undesirable side effects that we or our collaborators did not anticipate, whether based on the characteristics of the corresponding non-deuterated compound or otherwise. If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we, or our collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. In addition, unexpected adverse clinical effects of a deuterated product candidate, including either those identified by us or deuterated analogs of approved drugs being developed by any third parties, may create general concerns regarding deuteration technology that could delay the development of our product candidates.

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
The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of neurologic disorders, cystic fibrosis and inflammation, the key indications for our development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.
Avanir is developing AVP-786 for the treatment of agitation associated with Alzheimer's Disease, major depressive disorder and residual schizophrenia. There are marketed drugs for major depressive disorder and product candidates in clinical development for each indication.
We are initially developing CTP-656, a deuterated analog of ivacaftor, as a treatment for cystic fibrosis. The current standard of care for the treatment of cystic fibrosis in patients who have gating mutations is ivacaftor, which is marketed by Vertex

Pharmaceuticals, Inc. under the name Kalydeco®. If CTP-656 receives marketing approval, it would compete with this product and may face competition from a number of other product candidates that are currently in clinical development, including additional candidates being developed by Vertex, among others.
JZP-386 is being developed for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The current standard of care is treatment with sodium oxybate. In addition, Flamel Technologies is currently developing an extended release formulation of sodium oxybate for the treatment of narcolepsy.
CTP-730 is a PDE4 inhibitor that has potential for the treatment of inflammatory diseases. The non-deuterated drug apremilast is marketed for certain types of psoriasis and psoriatic arthritis. It is also being evaluated for efficacy in other chronic inflammatory diseases. If CTP-730 receives marketing approval, it may face competition from drugs with similar or different mechanisms of action.
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

•
potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; or

•
pharmaceutical and biotechnology companies have begun to claim deuterated analogs of their compounds in patent filings, resulting in otherwise promising deuterated product candidates already being covered by patents or patent applications.

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

•	the possible termination or nonrenewal of agreements by our third party contractors at a time that is costly or inconvenient for us;

•	the possible breach by the third party contractors of our agreements with them;

•	possible theft of intellectual property or trade secrets;

•	the failure of third party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	possible contamination of our product during its manufacture;

•	possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities or supply chain disruptions;

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
For example, CTP-656 is a deuterium-modified version of ivacaftor. Ivacaftor is marketed by Vertex under the name Kalydeco. Vertex currently has patents covering ivacaftor that may still exist if and when we receive marketing approval for CTP-656. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market CTP-656 or prevent us from marketing CTP-656.
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
In addition, later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the indication, patient population, or other parameters for which the drug is approved;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.
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
As a public company, we are incurring and expect to incur additional significant legal, accounting and other expenses that we did not incur as a private company. We expect that these expenses will further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act of 2002, or SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional personnel to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
In addition, as of February 23, 2016, there were 2,890,758 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of February 23, 2016, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.
We have never declared or paid cash dividends on our capital stock. We currently plan to retain all of our future earnings, if any, to finance the operation, development and growth of our business. Furthermore, any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.
Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to substantially influence all matters submitted to stockholders for approval.
As of December 31, 2015, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 37.9% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that all members of the board are not elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call a special meeting of stockholders;

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

Part II

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

	High	Low
Year Ended December 31, 2015
First Quarter	$18.29	$11.85
Second Quarter	17.84	13.11
Third Quarter	22.80	14.01
Fourth Quarter	25.04	18.47
Year Ended December 31, 2014
First Quarter	$16.26	$11.42
Second Quarter	13.76	7.12
Third Quarter	15.19	7.50
Fourth Quarter	15.32	10.31
HOLDERS
As of January 31, 2016, there were 21 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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
The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from February 13, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2015. The comparison assumes $100 was invested after the market closed on February 13, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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
As of January 31, 2016, we estimate that we have used all net proceeds of $83.1 million primarily to fund the development of CTP-354, CTP-656, to advance and expand the research and preclinical development of additional product candidates and for working capital, capital expenditures and other general corporate purposes. None of the net proceeds were paid directly or indirectly to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliate of ours, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

	Years ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Results of Operations
Total revenue	$66,729	$8,576	$25,408	$12,849	$19,467
Operating expenses:
Research and development	$28,885	$27,474	$21,790	$24,193	$23,436
General and administrative	13,056	11,700	8,028	7,266	7,377
Total operating expenses	41,941	39,174	29,818	31,459	30,813
Income (Loss) from operations	24,788	(30,598)	(4,410)	(18,610)	(11,346)
Interest and other (expense) income, net	(185)	(1,101)	(1,646)	(1,834)	26
Provision for income taxes	429	—	—	—	—
Net income (loss)	$24,174	$(31,699)	$(6,056)	$(20,444)	$(11,320)
Accretion on redeemable convertible preferred stock	—	(55)	(396)	(388)	(1,069)
Net income (loss) applicable to common stockholders - basic and diluted	$24,174	$(31,754)	$(6,452)	$(20,832)	$(12,389)
Earnings Per Share
Net income (loss) per share applicable to common stockholders - basic	$1.14	$(2.00)	$(4.99)	$(16.15)	$(9.66)
Net income (loss) per share applicable to common stockholders - diluted	$1.09	$(2.00)	$(4.99)	$(16.15)	$(9.66)
Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders - basic	21,152	15,842	1,292	1,290	1,283
Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders - diluted	22,267	15,842	1,292	1,290	1,283
Financial Condition
Cash and cash equivalents	$92,510	$13,396	$9,638	$7,490	$22,949
Investments, available for sale	49,680	65,836	23,039	20,067	19,705
Working capital	137,481	63,102	18,128	20,940	33,861
Total assets	146,932	84,454	39,773	33,129	49,403
Deferred revenue	10,170	15,821	19,631	2,750	11,022
Loan payable, net of discount	—	7,101	14,919	19,731	7,135
Redeemable convertible preferred stock	—	—	112,244	111,848	111,460
Total stockholders’ equity (deficit)	130,635	54,825	(112,104)	(106,687)	(86,718)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW

We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Incorporation of deuterium into known molecules has the potential to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach starts with approved drugs, advanced clinical candidates or previously studied compounds that may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage the known activity of approved drugs to expand into new indications. As discussed in detail in Item 1 above, we have a robust pipeline of wholly owned and collaboration programs.
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake non-clinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $121.2 million since inception through December 31, 2015 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs.
We have incurred net losses in each year from our inception in 2006, except for fiscal year 2015. We generated net income of $24.2 million during the year ended December 31, 2015 and incurred a net loss of $31.7 million for the year ended December 31, 2014. The net income generated during the year ended December 31, 2015 was primarily the result of a $50.2 million one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, as discussed further in Note 14 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under our current development programs. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we continue research and development efforts and develop and conduct additional non-clinical studies and clinical trials with respect to our product candidates.
We do not expect to generate revenue from product sales unless and until we, or our collaborators, obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain, or believe that we are likely to obtain, marketing approval for any product candidates for which we retain commercialization rights, and intend to commercialize a product, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to seek to fund our operations through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements for at least the next several years. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would force us to delay, limit, reduce or terminate our research and development programs and could have a material adverse effect on our financial condition and our ability to develop our products. We will need to generate significant revenues to achieve sustained profitability and we may never do so.

COLLABORATIONS

We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. Our collaborators also have applied their considerable scientific, development, regulatory and commercial capabilities to the development of our compounds. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible for an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations, which are discussed further in Note 13 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Avanir
In February 2012, we entered into a development and license agreement with Avanir under which we granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan analogs. Avanir is currently focused on developing AVP-786, which is a combination of a deuterated analog of dextromethorphan and a low dose of quinidine, for the treatment of neurologic and psychiatric disorders. In January 2015, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.
Under the agreement, we received a non-refundable upfront payment of $2.0 million and have received milestone payments of $6.0 million. We have the potential to earn up to $162.0 million in additional development, regulatory and sales-based milestone payments, of which $21.5 million in development and regulatory milestone payments are associated with the first indication. The next anticipated milestone payments that we may be entitled to receive are $5.0 million upon acceptance for filing of a New Drug Application, or NDA, and $3.0 million upon acceptance for filing of a Marketing Authorization Application, or MAA, related to AVP-786. Avanir also is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis.
Celgene
In April 2013, we entered into a master development and license agreement with Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting inflammation or cancer. While the collaboration has the potential to encompass multiple programs, it is initially focused on one program, CTP-730, which is deuterated apremilast.
We were responsible for conducting and funding research and early development activities for the CTP-730 program pursuant to mutually agreed upon development plans. This included the completion of single and multiple ascending dose Phase 1 clinical trials. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. If Celgene exercises its rights with respect to any additional program and pays us the applicable exercise fee, we are responsible for conducting research and development activities at our own expense pursuant to mutually agreed upon development plans until the completion of the first Phase 1 clinical trial, which will be defined in each development plan on a program-by-program basis, discussed further in Note 13 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In addition, if Celgene exercises its rights with respect to the option program and pays us the applicable exercise fee, we are responsible for seeking to generate a deuterated compound for clinical development in the selected option program at our own expense.
Under the agreement, we received a non-refundable upfront payment of $35.0 million and received an $8.0 million development milestone in October 2015 upon completion of clinical evaluation for CTP-730. In addition, we have the potential to earn up to $312.5 million in additional development, regulatory and sales-based milestone payments with respect to CTP-730. The next milestone that we may be entitled to receive is $15.0 million upon the first actual dosing in a Phase 3 clinical trial or, if earlier, acceptance for filing a NDA related to CTP-730. If Celgene exercises its rights under any additional program, we may be eligible for milestone payments for each additional program. In addition, with respect to each program, Celgene is required to pay us royalties on worldwide net sales of each licensed product at defined percentages ranging from the mid-single digits to low double digits below 20%.

Jazz Pharmaceuticals
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
Under the agreement, we received a non-refundable upfront payment of $4.0 million and are eligible to earn an aggregate of up to $113.0 million in development, regulatory and sales-based milestone payments. The next milestone payment that we may be entitled to receive is $4.0 million related to initiation of the first Phase 2 clinical trial of JZP-386. In addition, Jazz Pharmaceuticals is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on worldwide net sales of licensed products.
For further discussion regarding our collaboration agreements, refer to Note 13 in the consolidated financial statements.
PATENT ASSIGNMENT AGREEMENT
In September 2011, we entered into a patent assignment agreement with Auspex Pharmaceuticals, Inc., or Auspex, pursuant to which we assigned to Auspex a U.S. patent application relating to deuterated pirfenidone analogs as described in Note 14 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Among other things, the patent assignment agreement provides that if Auspex is acquired in a change in control transaction at any time while it, or any of its affiliates, own certain patents or patent applications related to deuterated pirfenidone, we will receive within a specified period following the closing of the transaction 1.44% of any proceeds payable as consideration for the change in control transaction, including any amounts paid to stockholders and certain equity holders of Auspex. Any such change in control payment to us is credited to Auspex as a deduction against certain future payments that may become due under the agreement, such that Auspex will not be required to make further payments to us until the aggregate amount of such payments otherwise due exceeds the amount of the change in control payment.
Pursuant to the agreement, we became eligible to receive a one-time payment of $50.2 million, which was received in June 2015, due to Teva Pharmaceutical Industries Ltd.’s acquisition of Auspex in May 2015.
FINANCIAL OPERATIONS OVERVIEW
Revenue
We have not generated any revenue from the sales of products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates and a patent assignment agreement.
The terms of these agreements include one or more of the following types of payments: non-refundable license fees, payments for research and development activities, payments based upon the achievement of specified milestones, payment of license exercise or option fees relating to product candidates and royalties on any net product sales. To date, we have received non-refundable upfront payments, several milestone payments, payments for research and development services provided to our collaborators and a change in control payment pursuant to a patent assignment agreement. However, we have not yet earned any license exercise or option fees, sales-based milestone payments or royalty revenue as a result of product sales.
In the future, we will seek to generate revenue from a combination of product sales and milestone payments and royalties on product sales in connection with our current collaborations with Avanir, Celgene, and Jazz Pharmaceuticals, or other collaborations we may enter into.

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
The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and completion costs of the current or future clinical trials of any of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope and rate of progress of our ongoing as well as any additional clinical trials and other research and development activities;

•	conduct of and results from ongoing as well as any additional clinical trials and research and development activities;

•	significant and changing government regulation;

•	the terms and timing and receipt of any regulatory approvals;

•	the performance of our collaborators;

•	our ability to manufacture any of our product candidates that we are developing or may develop in the future; and

•	the expense and success of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
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
Investment income
Investment income consists of interest income earned on cash equivalents and investments. The amount of investment income earned in any particular period may vary primarily as a result of the amount of cash equivalents and investments held during the period and the types of securities included in our portfolio during the period. Our current investment policy is to maintain a diversified investment portfolio of U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Interest and other expense
Interest and other expense consists primarily of interest expense on amounts outstanding under our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, amortization of debt discount and the re-measurement gain or loss associated with the change in the fair value of a preferred stock warrant liability. On October 1, 2015, we made a final payment to Hercules, thereby fulfilling all obligations under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods.

Income Taxes

We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. We recorded $0.4 million in income tax expense during the year ended December 31, 2015.  The tax expense is the result of alternative minimum tax (“AMT”)  which, in accordance with the U.S. federal tax code, limits the use of net operating loss carryforwards to ninety percent of AMT income resulting in an effective tax rate of approximately two percent. No provision was recorded for fiscal years 2014 and 2013 due to the net loss generated during those years.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.
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

•
Research and Development Services. We recognize revenue associated with research and development services over the associated period of performance. If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then we recognize revenue on a straight-line basis over the period we are expected to complete our performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method, which requires us to make certain estimates when determining the proportion of services rendered in relation to the total services expected to be rendered.

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

Stock-Based Compensation

Since our inception in May 2006, we have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718, to account for stock-based compensation arrangements with our employees. Stock-based compensation arrangements with non-employees has not been significant. We use the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards on the date of grant, which requires the use of subjective and complex assumptions to determine the fair value of stock-based awards, including the fair value of the common stock underlying stock-based compensation awards (for periods prior to our IPO), the award’s expected term and the price volatility of the underlying stock. We recognize the value of the portion of the awards that is ultimately expected to vest as expense over the requisite vesting periods on a ratable basis for the entire award. Our awards granted to employees generally have a ten year term and typically vest over a four year period.
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

We have computed the fair value of employee stock options at the date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2015	2014	2013
Expected volatility	73.38%	80.94%	70.10%
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.69%	1.90%	1.69%
Expected dividend yield	—%	—%	—%
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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for our fiscal 2016 and annual financial statements and for interim periods beginning in the first quarter of fiscal 2017. The adoption of this accounting standard may affect our financial statement disclosures in future periods.

RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2015 and 2014
The following table summarizes our results of operations for the years ended December 31, 2015 and 2014, together with the changes in those items in dollars.

	Year ended December 31,
(in thousands)	2015	2014	Change
Revenue:
License and research and development revenue	$6,574	$6,576	$(2)
Other revenue	50,155	—	50,155
Milestone revenue	10,000	2,000	8,000
Total revenue	66,729	8,576	58,153
Operating expenses:
Research and development	28,885	27,474	1,411
General and administrative	13,056	11,700	1,356
Total operating expenses	41,941	39,174	2,767
Income (Loss) from operations	24,788	(30,598)	55,386
Investment income	124	49	75
Interest and other expense	(309)	(1,150)	841
Income (Loss) before income taxes	24,603	(31,699)	56,302
Provision for income taxes	429	—	429
Net income (loss)	$24,174	$(31,699)	$55,873
License and Research and Development Revenue

License revenue was $6.6 million for the year ended December 31, 2015 and for the prior year and is comprised of revenue recognized under our Celgene, Jazz Pharmaceuticals and Avanir collaboration agreements for services performed under these agreements during the years ended December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, services performed under our Celgene and Jazz Pharmaceuticals collaborations were primarily attributable to the performance of our Phase 1 clinical trials under these collaborations. Revenue recognized under our Avanir collaboration during the years ended December 31, 2015 and 2014 was attributable to certain intellectual property cost reimbursements. Our Phase 1 clinical trials under our Celgene and Jazz Pharmaceuticals collaborations were complete as of December 31, 2015.

Other Revenue

Other revenue recognized during the year ended December 31, 2015 was attributable to our patent assignment agreement with Auspex, whereby we received a one-time change in control payment of $50.2 million from Auspex, which was acquired by Teva Pharmaceutical Industries Ltd. in May 2015.

Milestone Revenue

Milestone revenue recognized during the year ended December 31, 2015 was attributable to an $8.0 million milestone payment earned upon completion of Phase 1 clinical evaluation for CTP-730 as well as a $2.0 million milestone payment earned as a result of the initial dosing in a Phase 3 clinical trial of AVP-786. During 2014, we earned a $2.0 million development milestone payment as a result of the initial dosing in a Phase 2 clinical trial of AVP-786.
As of December 31, 2015, we had deferred revenue of:

•
$7.3 million related to our collaboration with Celgene, $1.2 million of which is attributable to the CTP-730 program and is expected to be recognized as revenue during fiscal year 2016 as we satisfy our remaining research and development activities pursuant to mutually agreed upon development plans and $6.1 million of which is attributable to two additional license programs that we will not recognize as revenue until Celgene exercises its rights with respect to those programs, or at such time that Celgene's rights lapse, as discussed further in Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K;

•
$0.1 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 24 months; and

•	$2.8 million related to a payment received from GSK that we will not recognize as revenue until all repayment obligations lapse.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the years ended December 31, 2015 and 2014, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investment in the program during these periods.

	Year ended December 31,
(in thousands)	2015	2014

CTP-656 external costs	3,759	1,063
CTP-730 external costs	2,711	1,904
JZP-386 external costs	1,084	2,207
External costs for other programs	4,686	8,694
Employee and contractor-related expenses	13,507	10,523
Facility and other expenses	3,138	3,083
Total research and development expenses	$28,885	$27,474

Research and development expenses were $28.9 million for the year ended December 31, 2015, compared to $27.5 million for the prior year, an increase of $1.4 million. This increase was primarily due to a $3.0 million increase in employee and contractor-related expenses, due primarily to an increase in headcount, as well as a net increase of $2.4 million in our current clinical stage development programs, partially offset by a decrease in external costs for other programs, described below. The increase in our current clinical stage development programs was primarily attributable to an increase in CTP-656 expenses and CTP-730 expenses, which was a result of expenses incurred in connection with Phase 1 clinical testing for each program during the year ended December 31, 2015.

The decrease of $4.0 million in external costs for other programs during the year ended December 31, 2015 was primarily attributable to the discontinuation our CTP-354 program and the completion of the Phase 2 CTP-499 program, which resulted in decreased expenses of $5.5 million and $0.8 million, respectively, partially offset by increased expenses of $2.4 million for certain ongoing preclinical development programs. The decrease in JZP-386 expenses of $1.1 million was attributable to the completion of clinical conduct under this program during the year ended December 31, 2015.

General and administrative expenses

General and administrative expenses were $13.1 million for the year ended December 31, 2015, compared to $11.7 million for the prior year. The increase of $1.4 million was primarily attributable to a $0.8 million increase in non-cash stock-based compensation expense and a $0.4 million increase in cash compensation to employees, as a result of an increase in headcount.

Interest and other expense

Interest and other expense was $0.3 million for the year ended December 31, 2015, compared to $1.2 million for the prior year period. The decrease was primarily attributable to a decrease in interest expense associated with our debt facility with Hercules, which decreased by $0.7 million for the year ended December 31, 2015 compared to the prior year due to a lower principal balance outstanding. On October 1, 2015, we made our final principal payment to Hercules. Accordingly, we will not recognize any interest expense in fiscal year 2016 related to the debt facility.

Additionally, a $0.1 million expense was recognized during the year ended December 31, 2014 in connection with the re-measurement of the fair value of the redeemable convertible preferred stock warrant that we issued to Hercules in connection with draws under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods.

Provision for income taxes

The Company recorded a tax provision of $0.4 million during the year ended December 31, 2015. No tax provision was recorded in the prior year period due to the net loss generated. The tax provision of $0.4 million is attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.

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
License and Research and Development Revenue
The decrease in license and research and development revenue was primarily due to license revenue recognized during the year ended December 31, 2013 of $17.0 million in connection with the delivery of a license under our collaboration agreement with Celgene, partially offset by an increase of $2.4 million recognized for research services performed under our Celgene agreement during the year ended December 31, 2014. The increase in research services performed during the year ended December 31, 2014 was primarily attributable to the initiation of a single ascending dose Phase 1 clinical trial of CTP-730 during the year ended December 31, 2014.
Additionally, revenue recognized under our Jazz Pharmaceuticals collaboration decreased by $2.2 million, primarily as a result of the $3.7 million recognized in connection with the delivery of a license during the year ended December 31, 2013, partially offset by a $1.5 million increase in revenue recognized during the year ended December 31, 2014 for research services performed under our Jazz Pharmaceuticals agreement. The increase in research services performed during the year ended December 31, 2014 was primarily attributable to the conduct of a Phase 1 clinical trial of JZP-386 during the year ended December 31, 2014.
Milestone Revenue

During the year ended December 31, 2014, we earned a $2.0 million milestone payment from Avanir based on the initiation of dosing in a Phase 2 clinical trial of AVP-786. During the year ended December 31, 2013, we earned a $2.0 million milestone payment from Avanir based on positive data from Avanir’s Phase 1 clinical trial of AVP-786.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the years ended December 31, 2014 and 2013, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investment in the program during these periods.

	Year ended December 31,
(in thousands)	2014	2013

CTP-656 external costs	1,063	27
CTP-730 external costs	1,904	455
JZP-386 external costs	2,207	253
External costs for other programs	8,694	7,042
Employee and contractor-related expenses	10,523	10,723
Facility and other expenses	3,083	3,290
Total research and development expenses	$27,474	$21,790
Research and development expenses were $27.5 million for the year ended December 31, 2014, compared to $21.8 million for the year ended December 31, 2013, an increase of $5.7 million. The increase was primarily attributable to a $2.0 million increase in JZP-386 expenses, a $1.4 million increase in CTP-730 expenses due primarily to the initiation of a Phase 1 clinical trial under each of these programs during the year ended December 31, 2014, and a $1.1 million increase in CTP-656 expenses, attributable to ongoing preclinical evaluation during the year ended December 31, 2014. The increase in external costs for other programs was primarily due to a $4.2 million increase in CTP-354 expenses, due to the conduct of Phase 1 clinical trials, partially offset by a $2.5 million decrease in CTP-499 expenses, due to the completion of Phase 2 clinical trials in December 2013.
General and administrative expenses
General and administrative expenses were $11.7 million for the year ended December 31, 2014, compared $8.0 million for the year ended December 31, 2013. The increase was primarily due to a $2.0 million increase in cash compensation to employees, non-cash stock-based compensation expense and recruiting expense, a $1.3 million increase of expenses incurred during the year ended December 31, 2014 in connection with our becoming a public company, including directors and officers insurance premiums and professional fees, and a $0.2 million increase in rent and facility expense, which was partially attributable to a lease amendment executed in August 2014 as well as an increase in higher facility operating expenses.

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
LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of December 31, 2015, we had an accumulated deficit of $121.2 million. Although we generated net income in fiscal year 2015 due to the one-time payment from Auspex, we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. During February 2014, we completed our initial public offering, or IPO, whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. During March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million.

In June 2015, we received proceeds of $50.2 million in connection with the change in control payment from Auspex, relating to Teva Pharmaceutical Industries Ltd.’s acquisition of Auspex, discussed further in Note 14 in the consolidated financial statements.
As of December 31, 2015 we had cash and cash equivalents and investments of $142.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
(in thousands)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$23,061	$(29,760)	$13,018
Investing activities	14,569	(44,452)	(3,637)
Financing activities	41,484	77,970	(7,233)
Net increase in cash and cash equivalents	$79,114	$3,758	$2,148
Comparison of the years ended December 31, 2015, 2014 and 2013

Operating activities. The cash provided by or used for operating activities generally approximates our net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. The cash provided by operating activities during fiscal year 2015 was primarily attributable to the receipt of $50.2 million from Auspex for a change in control payment, discussed further in Note 14 in the consolidated financial statements.  The cash provided by operating activities during the year ended December 31, 2013 was primarily due to receipt of non-refundable upfront payments of $35.0 million and $4.0 related to our collaborations with Celgene and Jazz Pharmaceuticals, respectively. Excluding the cash received from Auspex in fiscal year 2015 and the upfront cash payments from Celgene and Jazz Pharmaceuticals in fiscal year 2013, cash used in operating activities was primarily driven by our research and development and general and administrative operating expenses in the fiscal years ended December 31, 2015, 2014 and 2013.

Investing activities. Net cash provided by or used for investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used to purchase investments for the years ended December 31, 2015, 2014 and 2013 was $163.0 million, $89.2 million and $29.9 million, respectively. Net cash provided by maturities of investments for the years ended December 31, 2015, 2014 and 2013 was $178.5 million, $45.5 million and $26.7 million, respectively. Purchases of fixed assets for the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $0.8 million and $0.4 million, respectively.

Financing activities. The cash provided by financing activities during fiscal year 2015 was primarily due to the receipt of net public offering proceeds of $47.0 million in March 2015. The cash provided by financing activities during fiscal year 2014 was primarily due to the receipt of net IPO proceeds of $86.6 million. Cash payments of offering related expenses totaled $0.3 million, $1.4 million and $2.0 million during the years ended December 31, 2015, 2014 and 2013, respectively. Principal payments under our debt facility with Hercules totaled $7.2 million, $7.9 million and $4.9 during the years ended December 31, 2014, 2014 and 2013, respectively. On October 1, 2015, we made our final payment to Hercules under the Loan and Security Agreement, discussed further in Note 15 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Credit Facilities
In December 2011, we executed a Loan and Security Agreement with Hercules, which provided for up to $20.0 million in funding, to be made available in two tranches. We borrowed the first tranche of $7.5 million in December 2011 and the second tranche of $12.5 million in March 2012. On October 1, 2015, we made our final payment to Hercules, thereby fulfilling all obligations under the Loan and Security Agreement. Through the maturity date on October 1, 2015, each advance had an interest rate of 8.5%.

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
Operating capital requirements

We do not anticipate commercializing any of our product candidates for several years. Although we generated net income in 2015 due to the one-time payment from Auspex, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products for which we retain commercialization rights. We are subject to all of the risks incident in the development of new drug products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, as well as additional risks stemming from the unproven nature of deuterated drugs.

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of December 31, 2015, will enable us to fund our operating expenses and capital expenditure requirements into 2018. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual obligations
The following table summarizes our contractual obligations at December 31, 2015:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations(1)	4,304	1,523	2,781	—	—
Total contractual obligations	$4,304	$1,523	$2,781	$—	$—

(1)	Consists of future lease payments under the operating lease for our office and laboratory space at 99 Hayden Avenue, Lexington, Massachusetts. The operating lease expires on September 30, 2018.
We have an obligation to make a payment to GSK of up to $2.8 million if we commercialize CTP-499 or if, prior to a specified date in 2018, we re-license or transfer rights to our CTP-499 program prior to a specified date in 2018.
We enter into contracts in the normal course of business with contract research organizations for clinical and preclinical research studies, manufacturing, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.
OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of December 31, 2015 and 2014, we had $142.2 million and $79.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of December 31, 2015 would not have a material effect on the fair market value of our cash equivalents and short term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2015, 2014 or 2013.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Concert Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Concert Pharmaceuticals, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concert Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 1, 2016

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Amounts in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$92,510	$13,396
Investments, available for sale	49,680	65,836
Interest receivable	181	262
Accounts receivable	70	1,021
Prepaid expenses and other current assets	1,667	1,205
Total current assets	144,108	81,720
Property and equipment, net	2,346	2,284
Restricted cash	400	400
Other assets	78	50
Total assets	$146,932	$84,454
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$501	$560
Accrued expenses and other liabilities	4,772	5,002
Income taxes payable	75	—
Deferred revenue, current portion	1,279	5,955
Loan payable, net of discount	—	7,101
Total current liabilities	6,627	18,618
Deferred revenue, net of current portion	8,891	9,866
Deferred lease incentive, net of current portion	573	888
Deferred rent, net of current portion	206	257
Total liabilities	16,297	29,629
Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2015 and 2014, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 22,166,803 and 18,234,068 shares issued and 22,165,166 and 18,234,068 outstanding in 2015 and 2014, respectively	22	18
Additional paid-in capital	251,793	200,157
Accumulated other comprehensive loss	(18)	(14)
Accumulated deficit	(121,162)	(145,336)
Total stockholders’ equity	130,635	54,825
Total liabilities and stockholders’ equity	$146,932	$84,454

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2015	2014	2013
	(Amounts in thousands, except per share data)
Revenue:
License and research and development revenue	$6,574	$6,576	$23,408
Other revenue (Note 14)	50,155	—	—
Milestone revenue	10,000	2,000	2,000
Total revenue	66,729	8,576	25,408
Operating expenses:
Research and development	28,885	27,474	21,790
General and administrative	13,056	11,700	8,028
Total operating expenses	41,941	39,174	29,818
Income (Loss) from operations	24,788	(30,598)	(4,410)
Investment income	124	49	21
Interest and other expense	(309)	(1,150)	(1,667)
Income (Loss) before income taxes	24,603	(31,699)	(6,056)
Provision for income taxes	429	—	—
Net income (loss)	$24,174	$(31,699)	$(6,056)
Other comprehensive income (loss):
Unrealized loss on investments	(4)	(18)	—
Comprehensive income (loss)	$24,170	$(31,717)	$(6,056)
Reconciliation of net income (loss) to net income (loss) applicable to common stockholders:
Net income (loss)	$24,174	$(31,699)	$(6,056)
Accretion on redeemable convertible preferred stock	—	(55)	(396)
Net income (loss) applicable to common stockholders—basic and diluted	$24,174	$(31,754)	$(6,452)
Net income (loss) per share applicable to common stockholders—basic	$1.14	$(2.00)	$(4.99)
Net income (loss) per share applicable to common stockholders—diluted	$1.09	$(2.00)	$(4.99)
Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders—basic	21,152	15,842	1,292
Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders—diluted	22,267	15,842	1,292

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable convertible preferred stock		Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Carrying value	Issued	In Treasury	Amount
	(in thousands, except share data)
Balance at December 31, 2012	56,047	$111,848	1,290	—	$1	$889	$4	$(107,581)	$(106,687)
Accretion of redeemable convertible preferred stock to redemption value	—	396	—	—	—	(396)	—	—	(396)
Exercise of stock options	—	—	8	—	—	32	—	—	32
Stock-based compensation expense	—	—	—	—	—	1,003	—	—	1,003
Net loss	—	—	—	—	—	—	—	(6,056)	(6,056)
Balance at December 31, 2013	56,047	$112,244	1,298	—	$1	$1,528	$4	$(113,637)	$(112,104)
Accretion of redeemable convertible preferred stock to redemption value	—	55	—	—	—	(55)	—	—	(55)
Proceeds from IPO, net of underwriting discounts and offering expenses	—	—	6,650	—	7	83,112	—	—	83,119
Conversion of preferred stock into common stock	(56,047)	(112,299)	9,920	—	10	112,289	—	—	112,299
Reclassification of warrant	—	—	—	—	—	581	—	—	581
Exercise of stock options	—	—	366	—	—	1,009	—	—	1,009
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	(18)	—	(18)
Stock-based compensation expense	—	—	—	—	—	1,693	—	—	1,693
Net loss	—	—	—	—	—	—	—	(31,699)	(31,699)
Balance at December 31, 2014	—	$—	18,234	—	$18	$200,157	$(14)	$(145,336)	$54,825
Exercise of stock options	—	—	633	2	1	1,843	—	—	1,844
Proceeds from public offering, net of underwriting discounts and offering expenses	—	—	3,300	—	3	46,682	—	—	46,685
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	—	—	2,981	—	—	2,981
Income tax benefit from option exercises	—	—	—	—	—	130	—	—	130
Net income	—	—	—	—	—	—	—	24,174	24,174
Balance at December 31, 2015	—	$—	22,167	2	$22	$251,793	$(18)	$(121,162)	$130,635
 See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net income (loss)	$24,174	$(31,699)	$(6,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	785	1,052	1,346
Stock-based compensation expense	2,981	1,693	1,003
Accretion of premiums and discounts on investments	715	833	302
Amortization of discount on loan payable	74	98	97
Amortization of deferred financing costs	29	38	38
Re-measurement of warrant to purchase redeemable securities	—	117	4
Amortization of deferred lease incentive	(308)	(367)	(513)
Loss on disposal of asset	4	—	—
Changes in operating assets and liabilities:
Accounts receivable	951	(851)	(157)
Interest receivable	81	(170)	10
Prepaid expenses and other current assets	(491)	(137)	32
Restricted cash	—	306	—
Other assets	23	82	69
Accounts payable	(90)	(32)	158
Accrued expenses and other liabilities	(223)	2,863	(15)
Landlord lease incentive	—	350	—
Income taxes payable	75	—	—
Deferred rent	(68)	(126)	(181)
Deferred revenue	(5,651)	(3,810)	16,881
Net cash provided by (used in) operating activities	23,061	(29,760)	13,018
Investing activities
Purchases of property and equipment	(868)	(804)	(363)
Purchases of investments	(163,025)	(89,188)	(29,929)
Maturities of investments	178,462	45,540	26,655
Net cash provided by (used in) investing activities	14,569	(44,452)	(3,637)
Financing activities
Principal payments on loan payable	(7,175)	(7,916)	(4,909)
Repayment of leasehold improvement loan	—	(266)	(332)
Proceeds from public offering of common stock, net of underwriting discounts and commissions	46,995	86,579	—
Proceeds from exercise of stock options	1,844	1,009	32
Income tax benefit from exercise of stock options	130	—	—
Payment of public offering costs	(310)	(1,436)	(2,024)
Net cash provided by (used in) financing activities	41,484	77,970	(7,233)
Net increase in cash and cash equivalents	79,114	3,758	2,148
Cash and cash equivalents at beginning of period	13,396	9,638	7,490
Cash and cash equivalents at end of period	$92,510	$13,396	$9,638
Supplemental cash flow information:
Cash paid for income taxes	$225	$—	$—
Cash paid for interest	287	992	1,601
Purchases of property and equipment unpaid at period end	42	60	—
Initial public offering costs incurred but unpaid at period end	—	—	475
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
In March 2015, the Company sold 3,300,000 shares of common stock in a public offering at a price to the public of $15.15 per share, resulting in net proceeds to the Company of approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses. In June 2015, the Company received a one-time payment of $50.2 million from Auspex Pharmaceuticals, Inc., or Auspex, pursuant to a patent assignment agreement between Concert and Auspex. Concert became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva Pharmaceutical Industries Ltd. in May 2015 (see Note 14).
The Company had cash and cash equivalents and investments of $142.2 million at December 31, 2015. The Company believes that its cash and cash equivalents and investments at December 31, 2015 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies.
Unless otherwise indicated, all amounts are in thousands except share and per share amounts.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. All long-lived assets of the Company reside in the United States.
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

Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition for multiple-element revenue arrangements; stock-based compensation expense; and accrued expenses. Actual results could differ from those estimates.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Measurements

The Company has certain financial assets and liabilities that are recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

•	Level 1—quoted prices for identical instruments in active markets;

•
Level 2—quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3—valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

For additional information related to fair value measurements, please read Note 3 to the consolidated financial statements.
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

At December 31, 2015 and 2014, substantially all of the Company’s cash was deposited in accounts at two financial institutions, thus limiting the amount of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits.
Accounts receivable generally represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.
Property and Equipment
Property and equipment are recognized at cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. Potential impairment is assessed when there is evidence that events or circumstances indicate that the carrying amount of an asset may not be recovered. No such impairment losses have been recorded through December 31, 2015.
Rent Expense
The Company’s operating lease for its Lexington, Massachusetts facility provides for scheduled annual rent increases throughout the lease term. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full term of the lease, which expires in 2018. Additionally, the Company has received certain lease incentives in connection with its Lexington, Massachusetts facility lease, which are recognized as a reduction to rent expense over the remaining lease term. Refer to Note 12 for additional details regarding the Company’s operating lease.
Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1.2 million, $1.0 million and $0.7 million, respectively.
Contingencies
The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts, so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related amount is reasonably assured. If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then the Company recognizes revenue on a straight-line basis over the period it is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned as of the period end date.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
External research and development expenses associated with the Company’s programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical and preclinical programs. Internal costs of the Company’s clinical program include salaries, stock based compensation, and an allocation of the Company’s facility costs. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.
Accounting for Stock-Based Compensation
The Company issues stock options to certain employees, officers and directors. The Company accounts for stock compensation using the fair value method, which results in the recognition of compensation expense over the vesting period of the awards. See Note 9 for additional information.
Prior to the Company’s IPO, the estimated fair value of its common stock on each stock option grant date was determined by the Company’s board of directors based on contemporaneous and retrospective valuation estimates provided by management and prepared in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, as well as independent third-party valuations. The Company’s valuations of its common stock were based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which it sold shares of preferred stock, the superior rights and preferences of securities senior to its common stock at the time of each grant and the likelihood of achieving a liquidity event such as an IPO. Following the Company’s IPO, the fair value of the shares of common stock underlying stock options has been the closing price on the option grant date.

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
The Company leases office space under a non-cancelable operating lease which is further described in Note 12, Commitments. The Company has a standard indemnification arrangement under the lease that requires it to indemnify the landlord against all

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or non-performance of any covenant or condition of the Company’s lease.
As of December 31, 2015 and 2014, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains and losses on investments.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15 ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company’s fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017. The adoption of this accounting standard may affect the Company’s financial statement disclosures in future periods.

3. Fair Value Measurements

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of December 31, 2015 and 2014 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total
December 31, 2015
Cash equivalents:
Money market funds	52,221	—	—	52,221
U.S. Treasury obligations	5,001	—	—	5,001
Government agency securities	—	34,390	—	34,390
Investments, available for sale:
U.S. Treasury obligations	9,781	—	—	9,781
Government agency securities	19,578	20,321	—	39,899
Total	$86,581	$54,711	$—	$141,292

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
December 31, 2014
Money market funds, included in cash equivalents	$11,904	$—	$—	$11,904
Investments, available for sale:
U.S. Treasury obligations	12,035	—	—	12,035
Government agency securities	35,808	17,993	—	53,801
Total	$59,747	$17,993	$—	$77,740

The Company has reclassified $18.0 million of government agency securities that were previously classified as Level 1 securities at December 31, 2014 to Level 2 securities to conform to the current classification policy for such securities.

The carrying amount of financial instruments not carried at fair value, including the loan payable, approximate fair value. The carrying value of the Company’s loan payable approximated fair value at December 31, 2014 because the interest rate yields for the loan approximated the current market yields at December 31, 2014. The disclosed fair value of the Company’s loan payable is a Level 3 measurement within the fair value hierarchy.

4. Cash, Cash Equivalents and Investments, Available for Sale
Cash, cash equivalents and investments, available for sale included the following at December 31, 2015 and December 31, 2014 (in thousands):

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2015
Cash		$898	$—	$—	$898
Money market funds		52,221	—	—	52,221
U.S. Treasury obligations	31 days	5,002	—	(1)	5,001
Government agency securities	41 days	34,389	1	—	34,390
Cash and cash equivalents		$92,510	$1	$(1)	$92,510

U.S. Treasury obligations	42 days	$9,785	$—	$(4)	$9,781
Government agency securities	104 days	39,913	1	(15)	39,899
Investments, available for sale		$49,698	$1	$(19)	$49,680

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2014
Cash		$1,492	$—	$—	$1,492
Money market funds		11,904	—	—	11,904
Cash and cash equivalents		$13,396	$—	$—	$13,396

U.S. Treasury obligations	171 days	$12,037	$(2)	$—	$12,035
Government agency securities	194 days	53,813	3	(15)	53,801
Investments, available for sale		$65,850	$1	$(15)	$65,836

5. Restricted Cash
At December 31, 2015 and 2014, $0.4 million of the Company’s cash is restricted by a bank as collateral for a stand-by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s Lexington, Massachusetts facility.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment
Property and equipment consists of the following at December 31, 2015 and 2014 (in thousands):

	Estimated useful life (in years)	December 31, 2015	December 31, 2014
Laboratory equipment	5	$1,769	$1,544
Computer, telephone and office equipment	3	211	175
Software	3	84	88
Leasehold improvements	Lesser of useful life or remaining lease term	6,496	6,392
		8,560	8,199
Less accumulated depreciation and amortization		(6,214)	(5,915)
		$2,346	$2,284
Depreciation and amortization expense was charged to operations in the amounts of $0.8 million, $1.1 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued professional fees and other	$732	$916
Employee compensation and benefits	2,503	1,606
Research and development expenses	1,171	2,104
Deferred lease incentive, current portion	315	308
Deferred rent, current portion	51	68
	$4,772	$5,002
8. Redeemable Convertible Preferred Stock
From time to time prior to the Company’s IPO, the Company issued Series A, Series B, Series C and Series D redeemable convertible preferred stock, or collectively, the Convertible Preferred Stock. In connection with the closing of the Company’s IPO on February 19, 2014, all of the outstanding Convertible Preferred Stock converted into 9,919,821 shares of common stock.

9. Stock Compensation

Stock incentive plans

The Company previously sponsored an Amended and Restated 2006 Stock Option and Grant Plan, or the 2006 Plan, which provided for the issuance of shares of common stock in the form of incentive stock options, nonstatutory stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. The 2006 Plan was replaced by the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, which became effective in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. In addition, the 2014 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2014 Plan. Effective January 1, 2016, 886,606 shares were added to the 2014 Plan for future issuance pursuant to this evergreen provision.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2006 Plan has no shares remaining available for grant, although existing stock options granted under the 2006 Plan remain outstanding. As of December 31, 2015, 1,677,342 shares were available for future grant under the 2014 Plan, prior to taking into account the additional shares authorized for issuance as of January 1, 2016, as described above.

Stock options

Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Stock options generally vest ratably over three or four years and have contractual terms of ten years. Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting.

The following table provides certain information related to the Company's outstanding stock options:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$10.27	$6.69	$13.77
Aggregate grant date fair value of options vested during the year	$3,470	$629	$869
Total cash received from exercises of stock options	$1,844	$1,009	$32
Total intrinsic value of stock options exercised	$9,126	$2,363	$149

The weighted average fair value of options granted in the years ended December 31, 2015, 2014 and 2013, reflect the following weighted-average assumptions:

	Year ended December 31,
	2015	2014	2013
Expected volatility	73.38%	80.94%	70.10%
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.69%	1.90%	1.69%
Expected dividend yield	—%	—%	—%
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
Risk-free interest rate. For the years ended December 31, 2015, 2014 and 2013, the risk-free interest rate was estimated using an average of treasury bill interest rates over a period commensurate with the expected term of the option at the time of grant.
Expected dividend yield. The expected dividend yield is zero as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
Forfeiture rate. The Company is required to estimate potential forfeiture of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up in the period of change and impact the amount of stock compensation expense to be recognized in future periods. For the years ended December 31, 2015, 2014 and 2013, the Company assumed forfeiture rates of approximately 6%, 5% and 5%, respectively.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of option activity under the 2006 Plan and 2014 Plan:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	2,688,937	$6.04
Granted	300,850	$15.79
Exercised	(632,735)	$2.97
Forfeited or expired	(112,875)	$8.34
Outstanding at December 31, 2015	2,244,177	$8.10	6.84	24,433
Exercisable at December 31, 2015	1,320,448	$5.83	5.54	17,345
Vested and expected to vest at December 31, 2015 (1)	2,175,249	$7.99	6.78	23,905

(1)	Options expected to vest consist of options scheduled to vest in the future less expected forfeitures.
Stock-based compensation expense
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Research and development	$1,251	$802	$583
General and administrative	1,730	891	420
Total stock-based compensation expense	$2,981	$1,693	$1,003
As of December 31, 2015 there was $6.5 million of total unrecognized compensation cost related to unvested options. Total unrecognized compensation cost will be adjusted for future changes in forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.5 years.

10. Earnings (Loss) Per Share
Basic net earnings (loss) per common share is calculated by dividing net earnings (loss) allocable to common stockholders, computed as the sum of net earnings (loss) and accretion on the Company’s redeemable convertible preferred stock, by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. Diluted net earnings per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands, expect per share amounts)
Numerator:
Net income (loss) applicable to common stockholders—basic and diluted	$24,174	$(31,754)	$(6,452)
Denominator:
Weighted average shares outstanding - basic	21,152	15,842	1,292
Dilutive stock options	1,105	—	—
Dilutive warrants	10	—	—
Weighted average shares outstanding - diluted	22,267	15,842	1,292
Net income (loss) per share applicable to common stockholders:
Basic	$1.14	$(2.00)	$(4.99)
Diluted	$1.09	$(2.00)	$(4.99)
Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options	429	1,174	1,349
Warrants	61	71	71
Redeemable convertible preferred stock	—	—	9,920

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes
During the year ended December 31, 2015, the Company recorded net income before income taxes of $24.6 million. The Company’s ability to use its operating loss carryforwards and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Net operating loss and tax credit carryforwards are subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss and tax credit carryforwards. In such a situation, the Company may be required to pay income taxes, even though significant operating loss and tax credit carryforwards exist. Additionally, any future financing could result in a change in control, as defined by Sections 382 and 383, which could further limit the Company's use its operating loss and tax credit carryforwards.
The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. The Company recorded $0.4 million in income tax expense during the year ended December 31, 2015.  The tax expense is the result of alternative minimum tax (“AMT”)  which, in accordance with the U.S. federal tax code, limits the use of net operating loss carryforwards to ninety percent of AMT income resulting in an effective tax rate of approximately two percent.
During fiscal years 2014 and 2013, the Company did not record a benefit for income taxes related to its operating losses.
A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2015	2014	2013
Federal statutory income tax rate	(34.0)%	34.0%	34.0%
State income taxes	(5.3)%	5.3%	5.3%
Change in valuation allowance	32.6%	(41.0)%	(43.3)%
Research and development and other credits	7.8%	4.5%	31.7%
Permanent items	(0.3)%	(0.7)%	(5.9)%
Alternative minimum tax	(1.7)%	—%	—%
Other	(0.8)%	—%	—%
Expiring state net operating loss carryforward	—%	(2.1)%	(21.8)%
Effective income tax rate	(1.7)%	—%	—%
The significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$35,511	$44,186
Deferred revenue	3,995	6,215
Research and development and other credit carryforwards	9,666	7,728
Other	2,769	1,863
	51,941	59,992
Valuation allowance	(51,941)	(59,992)
Net deferred tax assets	$—	$—
Subject to the limitations described above, at December 31, 2015, the Company had federal net operating loss carryforwards of $105.2 million and state net operating loss carryforwards of $52.3 million available to reduce future taxable income, which expire at various dates beginning in 2026. Included in the federal and state net operating loss carryforwards are approximately $7.6 million of deductions related to the exercise of stock options which represent an excess tax benefit which will be realized when it results in the reduction of cash income tax. The Company also had federal and state tax credit carryforwards of $7.3 million and $3.6 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2035.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the deferred tax assets have been fully reserved at December 31, 2015 and 2014.
At December 31, 2015, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2015, the Company had no accrued interest related to uncertain tax positions.
The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2012 through 2014. Carryforward tax attributes generated in years prior to 2011 may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

12. Commitments

The Company leases approximately 50,000 square feet of office and laboratory space in Lexington, Massachusetts under a non-cancelable operating lease agreement, or the 2008 Lease Agreement, as amended.  The term continues through September 30, 2018.

The 2008 Lease Agreement, and the subsequent amendment in August 2014, provided for tenant improvement allowances. Certain tenant improvement allowances were required to be repaid to the landlord monthly over the lease term, plus interest at a 10% annual rate. As such, the Company classified the portion of the allowance subject to repayment as a "leasehold improvement loan" on the Company's consolidated balance sheet. Other tenant improvement allowances not subject to repayment were classified in the accompanying balance sheet under the caption “deferred lease incentive.” As of December 31, 2015, the Company's repayment obligations for its tenant improvement allowances were fulfilled.
The Company is amortizing all leasehold improvement assets and deferred incentives over the remaining lease term, as amended, and is recognizing rental expense on a straight-line basis over the respective lease term including any free rent periods.
The future minimum lease payments under the 2008 Lease Agreement, as amended, is as follows (in thousands):

Base rent obligations
At December 31, 2015
2016	1,523
2017	1,573
2018	1,208
Total minimum lease payments	$4,304
13. Collaboration Agreements
Celgene
In April 2013, the Company entered into a master development and license agreement with Celgene Corporation and Celgene International Sàrl, referred to together as Celgene, which is primarily focused on the research, development and commercialization of specified deuterated compounds targeting inflammation or cancer.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under the terms of the agreement, the Company received a non-refundable upfront payment of $35.0 million. In October 2015, the Company earned and recognized as milestone revenue an $8.0 million development milestone payment upon completion of Phase 1 clinical evaluations for CTP-730. In addition, the Company is eligible to earn an additional $15.0 million development milestone payment, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the CTP-730 program. The next milestone payment the Company may be entitled to achieve under the CTP-730 program is $15.0 million related to the first actual dosing in a Phase 3 clinical trial or, if earlier, acceptance for filing of a NDA. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, in respect of a compound to be identified at a later time, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.
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
The Company’s arrangement with Celgene contains the following deliverables: (i) an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of apremilast related to the CTP-730 program, or the License Deliverable, (ii) obligations to perform research and development services associated with the CTP-730 program, or the R&D Services Deliverable, (iii) obligation to supply preclinical and clinical trial material related to the CTP-730 program, or the Supply Deliverable, (iv) participation on the JSC during the term of the CTP-730 program, or the JSC Deliverable, (v) significant and incremental discount related to the first additional license program for which the non-deuterated compound has been selected, or the First Discount Deliverable and (vi) significant and incremental discount related to the second additional license program for which the non-deuterated compound has been selected, or the Second Discount Deliverable.
Allocable arrangement consideration at inception was limited to the $35.0 million non-refundable upfront payment. The Company allocated the arrangement consideration for the collaboration among the separate units of accounting using the relative selling price method. The arrangement consideration allocated to the License Deliverable was recognized upon delivery, amounts allocated to the R&D Services Deliverable and Supply Deliverable are recognized under the proportional performance method over the expected period of performance, or 39 months and the amount allocated to the JSC Deliverable is recognized ratably over the expected period of performance, or 39 months. Arrangement consideration allocable to the First and Second Discount Deliverables will be recognized when, or if, Celgene exercises its rights under the option program, or the rights to these licenses lapse in 2020.
During the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $5.1 million, $1.8 million and $0.7 million for the R&D Services Deliverable and $0.5 million, $1.9 million and $0.6 million for the Supply Deliverable, respectively. Additionally, the Company recognized revenue of $32 thousand, $32 thousand and $24 thousand related to the JSC deliverable during the years ended December 31, 2015, 2014 and 2013, respectively. The revenue was classified as license and research and development revenue in the accompanying consolidated statement of operations and comprehensive income (loss).
As of December 31, 2015, there was $7.3 million of deferred revenue related to the Company’s collaboration with Celgene, $1.2 million of which relates to the Supply Deliverable and R&D Services Deliverable and was classified as a current liability and $6.1 million of which relates to the First and Second Discount Deliverables and was classified as a noncurrent liability, in the accompanying consolidated balance sheet.

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
The Company allocated arrangement consideration of $3.7 million to the License Deliverable, $0.1 million to the JSC Deliverable and $0.2 million to the Patent Support Deliverable. The Company recognized the arrangement consideration allocated to the License Deliverable upon delivery and will recognize revenue related to the JSC Deliverable and the Patent Support Deliverable over the respective periods of performance, which are each estimated to be 58 months.
For the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $0.8 million, $2.6 million and $1.1 million, respectively, related to the performance of development support services. For the year ended December 31, 2013 the Company recognized revenue of $3.7 million upon delivery of the License Deliverable. Additionally, for the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $57 thousand, $56 thousand and $61 thousand, respectively, related to the JSC and Patent Support deliverables.
Avanir
In February 2012, the Company entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, under which the Company granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan containing products. Avanir is currently focused on developing AVP-786, which is a combination of a deuterated analog of dextromethorphan and a low dose of quinidine. Subsequent to the Company’s agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.
Since June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has received intellectual property cost reimbursements.
Under the agreement, the Company received a non-refundable upfront payment of $2.0 million and has received milestone payments of $6.0 million. The Company is also eligible to earn, with respect to licensed products comprising a combination of deuterated dextromethorphan and quinidine, up to $37.0 million in regulatory and commercial launch milestone payments and up to $125.0 million in sales-based milestone payments. The next milestone payment that the Company may be entitled to receive is $5.0 million upon acceptance for filing of a NDA. In addition, the Company is eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently only developing deuterated dextromethorphan in combination with quinidine.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Avanir also is required to pay the Company royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country.

During the year ended December 31, 2015, the Company recognized as revenue a $2.0 million milestone payment received from Avanir based on the initiation of dosing in a Phase 3 clinical trial of AVP-786. During the year ended December 31, 2014, the Company recognized as revenue a $2.0 million milestone payment received from Avanir based on the initiation of dosing in a Phase 2 clinical trial of AVP-786. During the year ended December 31, 2013, the Company recognized as revenue a $2.0 million milestone payment received from Avanir based on positive data from Avanir’s Phase 1 clinical trial of AVP-786.

Additionally, the Company recognized revenue of $0.1 million, $0.2 million and $0.2 million for intellectual property cost reimbursements during the years ended December 31, 2015, 2014 and 2013, respectively.
GSK
In May 2009, the Company entered into a research and development collaboration and license agreement with Glaxo Group Limited, or GSK, to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499. The agreement with GSK, as subsequently amended, expired in May 2012 after GSK opted out of further development under the agreement and made a $2.8 million payment to the Company. The rights to the product candidates developed under the agreement have reverted to the Company and it is free to pursue them without further obligation to GSK other than to repay GSK an amount of up to $2.8 million if the Company commercializes CTP-499 or if, prior to a specified date in 2018, the Company re-licenses or transfers rights to CTP-499 to a third party. The $2.8 million payment was classified as deferred revenue and will not be recognized as revenue until all repayment obligations lapse.

14. Patent Assignment
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
Under the agreement, Concert became eligible to receive a one-time payment of $50.2 million, which was received in June 2015, due to Teva Pharmaceutical Industries Ltd.’s acquisition of Auspex in May 2015. Due to the stage of development of any deuterated pirfenidone products and the considerable uncertainty associated with the receipt of any Royalty Payments and Sublicense/Sale Payments under the agreement, the payment of $50.2 million was recorded as other revenue in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2015.
15. Loan Payable and Warrant to Purchase Redeemable Securities
On December 22, 2011, the Company entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. The Loan and Security Agreement provides for aggregate advances of

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

up to $20 million in two tranches. Under the first tranche, the Company obtained an advance on December 22, 2011 totaling $7.5 million, or the December 2011 Advance. Under the second tranche, the Company obtained an advance on March 29, 2012 totaling $12.5 million, or the March 2012 Advance. Each advance made under the Loan and Security Agreement had an interest rate of 8.5%.
On October 1, 2015, the Company made its final payment to Hercules, thereby fulfilling all obligations under the Loan and Security Agreement.
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
Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, for periods prior to the Company’s IPO the Warrant was classified as a liability and was re-measured to the-then current value at each balance sheet date. The Warrant liability was determined based on Level 3 inputs utilizing the Black-Scholes-Merton option pricing model. On February 19, 2014, upon completion of the IPO, the Warrant converted into a warrant to purchase common stock and the Company reclassified the fair value of the Warrant as of February 19, 2014 to additional paid-in capital and will not be subject to remeasurement in future periods.
16. 401(k) Retirement Plan
In January 2008, the Company established the Concert Pharmaceuticals 401(k) Retirement Plan (the 401(k) Plan) in which substantially all of its permanent employees are eligible to contribute a percentage of base wages up to an amount not to exceed an annual statutory maximum. The Company matches 50% of the first 6% of an employee’s contributions subject to statutory limits.
The Company made matching contributions under the 401(k) Plan of $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
17. Quarterly Financial Information (unaudited)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data) (unaudited)
Revenue	$1,306	$53,409	$1,709	$10,305
Operating expenses	10,177	11,719	10,403	9,642
Income (loss) from operations	(8,871)	41,690	(8,694)	663
Other (expense) income, net	(131)	(77)	(21)	44
(Provision) Benefit for income taxes	—	(567)	161	(23)
Net income (loss)	$(9,002)	$41,046	$(8,554)	$684
Net loss per share - basic	$(0.48)	$1.89	$(0.39)	$0.03
Net loss per share - diluted	$(0.48)	$1.80	$(0.39)	$0.03

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data) (unaudited)
Revenue	$1,613	$1,235	$4,418	$1,310
Operating expenses	8,132	8,961	12,026	10,055
Loss from operations	(6,519)	(7,726)	(7,608)	(8,745)
Other expense, net	(431)	(264)	(224)	(182)
Net loss	$(6,950)	$(7,990)	$(7,832)	$(8,927)
Net loss per share—basic and diluted	$(0.76)	$(0.45)	$(0.43)	$(0.49)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.
PART III

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Item 11. Executive Compensation

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services

 The information regarding our directors and executive officers required by this item will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2016.

CONCERT PHARMACEUTICALS, INC.

By:	/s/ Roger D. Tung
Roger D. Tung, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Roger D. Tung	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2016
Roger D. Tung, Ph.D.

/s/ Ryan Daws	Chief Financial Officer (Principal Financial Officer)	March 1, 2016
Ryan Daws

/s/ Pauline McGowan	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 1, 2016
Pauline McGowan

/s/ Richard H. Aldrich	Chairman	March 1, 2016
Richard H. Aldrich

/s/ Thomas G. Auchincloss	Director	March 1, 2016
Thomas G. Auchincloss

/s/ Ronald W. Barrett	Director	March 1, 2016
Ronald W. Barrett, Ph.D.

/s/ Peter Barton Hutt	Director	March 1, 2016
Peter Barton Hutt

/s/ Wilfred E. Jaeger	Director	March 1, 2016
Wilfred E. Jaeger, M.D.

/s/ Helmut M. Schuhsler	Director	March 1, 2016
Helmut M. Schühsler, Ph.D.

/s/ Wendell Wierenga	Director	March 1, 2016
Wendell Wierenga, Ph.D.

Exhibit Index

Exhibit number	Description

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
Amended and Restated Employment Agreement, dated as of June 16, 2014, by and between the Registrant D. Ryan Daws (incorporated by reference to Exhibit 10.11 to the Registrant’s annual report on Form 10-K (File No. 001-36310), filed with the SEC on March 2, 2015)

Exhibit number	Description

10.12 #
Form of Director and Officer Indemnification Agreement by and between the Registrant and each of Roger D. Tung, Nancy Stuart, D. Ryan Daws, Ian Robert Silverman, Pauline McGowan, Richard H. Aldrich, Thomas Auchincloss, Jr. Ronald W. Barrett, John G. Freund, Peter Barton Hutt, Wilfred E. Jaeger, Helmut M. Schühsler and Wendell Wierenga (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.13
Lease Agreement, dated as of February 12, 2008, by and between the Registrant and One Ledgemont LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.14
Amendment of Lease, dated as of August 6, 2014, by and between the Registrant and 128 Spring Street Lexington, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q (File No. 001-36310), filed with the SEC on August 12, 2014)

10.15 †
Development and License Agreement, dated as of February 24, 2012, between the Registrant and Avanir Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.16 †
Development and License Agreement, dated as of February 26, 2013, between the Registrant and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.17 †
Amendment No. 1, dated February 26, 2015, to Development and License Agreement dated February 26, 2013 by and between the Registrant and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-36310), filed with the SEC on May 11, 2015)

10.18 †
Master Development and License Agreement, dated as of April 4, 2013, among the Registrant, Celgene International Sàrl and Celgene Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.19 †
Patent Assignment Agreement, dated September 8, 2011, by and between the Registrant and Auspex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-36310), filed with the SEC on May 11, 2015)

10.20 #	Summary of Executive Bonus Program (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.21 #*	Summary of Director Compensation Program Program (incorporated by reference to Exhibit 10.20 to the Registrant’s annual report on Form 10-K (File No. 001-36310), filed with the SEC on March 2, 2015)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.