Form 10-Q
period 2016-03-31
CONCERT PHARMACEUTICALS, INC.
filed 2016-05-05
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 29, 2016: 22,216,718

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$37,821	$92,510
Investments, available for sale	89,898	49,680
Interest receivable	379	181
Accounts receivable	152	70
Prepaid expenses and other current assets	2,305	1,667
Total current assets	130,555	144,108
Property and equipment, net	2,248	2,346
Restricted cash	400	400
Other assets	92	78
Total assets	$133,295	$146,932
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$771	$501
Accrued expenses and other liabilities	3,450	4,772
Income taxes payable	—	75
Deferred revenue, current portion	1,250	1,279
Total current liabilities	5,471	6,627
Deferred revenue, net of current portion	8,885	8,891
Deferred lease incentive, net of current portion	493	573
Deferred rent, net of current portion	184	206
Total liabilities	15,033	16,297
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2016 and 2015, respectively
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 22,210,797 and 22,166,803 shares issued and 22,209,160 and 22,165,166 outstanding in 2016 and 2015, respectively	22	22
Additional paid-in capital	253,251	251,793
Accumulated other comprehensive income (loss)	31	(18)
Accumulated deficit	(135,042)	(121,162)
Total stockholders’ equity	118,262	130,635
Total liabilities and stockholders’ equity	$133,295	$146,932
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
License and research and development revenue	$56	$1,306
Total revenue	56	1,306
Operating expenses:
Research and development	10,453	6,944
General and administrative	3,577	3,233
Total operating expenses	14,030	10,177
Loss from operations	(13,974)	(8,871)
Investment income	94	17
Interest and other expense	—	(148)
Net loss	$(13,880)	$(9,002)
Other comprehensive income (loss):
Unrealized gain on investments	49	20
Comprehensive loss	$(13,831)	$(8,982)

Net loss per share applicable to common stockholders — basic and diluted	$(0.63)	$(0.48)

Weighted-average number of common shares used in net loss per share applicable to common stockholders— basic and diluted	22,198	18,726
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(13,880)	$(9,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	183
Stock-based compensation expense	1,282	646
Accretion of premiums and discounts on investments	134	181
Amortization of discount on loan payable	—	25
Amortization of deferred financing costs	—	9
Amortization of deferred lease incentive	(78)	(76)
Loss on disposal of asset	2	—
Changes in operating assets and liabilities:
Accounts receivable	(82)	898
Interest receivable	(198)	64
Prepaid expenses and other current assets	(638)	(1,045)
Other assets	(14)	8
Accounts payable	270	444
Accrued expenses and other liabilities	(1,359)	(2,598)
Income taxes payable	(75)	—
Deferred rent	(9)	(20)
Deferred revenue	(35)	(753)
Net cash used in operating activities	(14,470)	(11,036)
Investing activities
Purchases of property and equipment	(92)	(150)
Purchases of investments	(71,898)	(5,576)
Maturities of investments	31,595	22,000
Net cash (used in) provided by investing activities	(40,395)	16,274
Financing activities
Principal payments on loan payable	—	(2,089)
Proceeds from sale of common stock, net of underwriting discounts and commissions	—	46,995
Proceeds from exercise of stock options	176	310
Payment of public offering costs	—	(34)
Net cash provided by financing activities	176	45,182
Net (decrease) increase in cash and cash equivalents	(54,689)	50,420
Cash and cash equivalents at beginning of period	92,510	13,396
Cash and cash equivalents at end of period	$37,821	$63,816
Supplemental cash flow information:
Cash paid for interest	$—	$138
Cash paid for income taxes	$85	$—
Purchases of property and equipment unpaid at period end	$64	$92
Public offering costs incurred but unpaid at period end	$—	$276
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
In March 2015, the Company sold 3,300,000 shares of common stock in a public offering at a price to the public of $15.15 per share, resulting in net proceeds to the Company of approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses. In June 2015, the Company received a one-time payment of $50.2 million from Auspex Pharmaceuticals, Inc. pursuant to a patent assignment agreement between Concert and Auspex. Concert became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva Pharmaceuticals Industries Ltd. in May 2015. For additional details regarding the one-time payment received from Auspex, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016.
The Company had cash and cash equivalents and investments of $127.7 million at March 31, 2016. The Company believes that its cash and cash equivalents and investments at March 31, 2016 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies.
Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other future period.
The accompanying condensed consolidated financial statements reflect the accounts of Concert and its subsidiaries. All intercompany transactions between the Company and its subsidiary have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 1, 2016.
Use of Estimates and Summary of Significant Accounting Policies
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that can affect the reported amounts of assets, liabilities, equity, revenue and expenses and the disclosure of contingent assets and liabilities. In preparing the condensed consolidated financial statements, management used estimates in the following areas, among others: revenue recognition for multiple-element revenue arrangements, stock-based compensation expense; and accrued expenses. Actual results could differ from those estimates.

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. Early adoption is permitted, however not before the original effective date of annual periods beginning on or after December 15, 2016. The Company is currently assessing the impact of this ASU on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15 ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company’s fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017. If this standard had been adopted as of March 31, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern. However, the Company's disclosures in future periods may be affected by the adoption of this accounting standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. This update simplifies several aspects of the accounting for share-based compensation arrangements, including accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification of related amounts on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

3. Fair Value Measurements

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of March 31, 2016 and December 31, 2015 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2016
Cash equivalents:
Money market funds	$24,831	$—	$—	$24,831
U.S. Treasury obligations	5,000	—	—	5,000
Government agency securities	6,008	—	—	6,008
Investments, available for sale:
U.S. Treasury obligations	32,159	—	—	32,159
Government agency securities	37,915	19,824	—	57,739
Total	$105,913	$19,824	$—	$125,737

	Level 1	Level 2	Level 3	Total
December 31, 2015
Cash equivalents:
Money market funds	$52,221	$—	$—	$52,221
U.S. Treasury obligations	5,001	—	—	5,001
Government agency securities	—	34,390	—	34,390
Investments, available for sale:
U.S. Treasury obligations	9,781	—	—	9,781
Government agency securities	19,578	20,321	—	39,899
Total	$86,581	$54,711	$—	$141,292

4. Cash, Cash Equivalents and Investments
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
Cash, cash equivalents and investments, available for sale included the following at March 31, 2016 and December 31, 2015:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
		(in thousands)
March 31, 2016
Cash		$1,982	$—	$—	$1,982
Money market funds		24,831	—	—	24,831
U.S. Treasury obligations	30 days	5,000	—	—	5,000
Government agency securities	15 days	6,008	—	—	6,008
Cash and cash equivalents		$37,821	$—	$—	$37,821
U.S. Treasury obligations	204 days	$32,145	15	(1)	$32,159
Government agency securities	108 days	57,722	18	(1)	57,739
Investments, available for sale		$89,867	$33	$(2)	$89,898

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2015
Cash		$898	$—	$—	$898
Money market funds		52,221	—	—	52,221
U.S. Treasury obligations	31 days	5,002	—	(1)	5,001
Government agency securities	41 days	34,389	1	—	34,390
Cash and cash equivalents		$92,510	$1	$(1)	$92,510

U.S. Treasury obligations	42 days	$9,785	$—	$(4)	$9,781
Government agency securities	104 days	39,913	1	(15)	39,899
Investments, available for sale		$49,698	$1	$(19)	$49,680
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2016 and 2015, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	March 31, 2016	December 31, 2015
Accrued professional fees and other	$573	$732
Employee compensation and benefits	631	2,503
Research and development expenses	1,865	1,171
Deferred lease incentive, current portion	317	315
Deferred rent, current portion	64	51
	$3,450	$4,772

6. Collaborations
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
The Company was responsible for conducting and funding research and early development activities for the CTP-730 program at its own expense pursuant to mutually agreed upon development plans. This included the completion of single and multiple ascending dose Phase 1 clinical trials in 2015.
Under the terms of the agreement, the Company received a non-refundable upfront payment of $35.0 million. In October 2015, the Company achieved an $8.0 million development milestone upon completion of Phase 1 clinical evaluation of CTP-730. In addition, the Company is eligible to earn an additional $15.0 million development milestone payment, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the CTP-730 program. The next milestone payment the Company may be entitled to achieve under the CTP-730 program is $15.0 million related to the first dosing in a Phase 3 clinical trial or, if earlier, acceptance for filing of a NDA. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, in respect of a compound to be identified at a later time, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.
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
Allocable arrangement consideration at inception was limited to the $35.0 million non-refundable upfront payment. The Company allocated the arrangement consideration for the collaboration among the separate units of accounting using the relative selling price method. The arrangement consideration allocated to the License Deliverable was recognized upon delivery, amounts allocated to the R&D Services Deliverable and Supply Deliverable are recognized under the proportional performance method over the expected period of performance, or 45 months and the amount allocated to the JSC Deliverable is recognized ratably over the expected period of performance, or 45 months.
During the three months ended March 31, 2016 and 2015, the Company recognized revenue of $8 thousand and $0.6 million for the R&D Services Deliverable and $20 thousand and $0.1 million for the Supply Deliverable, respectively. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statement of operations and comprehensive loss.
As of March 31, 2016, there was $7.3 million of deferred revenue related to the Company’s collaboration with Celgene, $1.2 million of which relates to the Supply Deliverable and R&D Services Deliverable and was classified as a current liability and $6.1 million of which relates to the First and Second Discount Deliverables and was classified as a noncurrent liability, in the accompanying condensed consolidated balance sheet.
Jazz Pharmaceuticals
In February 2013, the Company entered into a development and license agreement with Jazz Pharmaceuticals, Inc., or Jazz Pharmaceuticals, to research, develop and commercialize deuterated sodium oxybate analogs, or D-SXB. Jazz Pharmaceuticals is focusing on one analog, designated as JZP-386. Under the terms of the agreement, the Company granted Jazz Pharmaceuticals an exclusive, worldwide, royalty-bearing license under intellectual property controlled by the Company to develop, manufacture and commercialize D-SXB products including, but not limited to, JZP-386.
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
For the three months ended March 31, 2016 and 2015, the Company recognized revenue of $34 thousand and $0.4 million related to the performance of development support services, respectively.
Avanir
In February 2012, the Company entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, under which the Company granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan containing products. Avanir is currently focused on developing AVP-786, which is a combination of a deuterated analog of dextromethorphan and a low dose of quinidine. Subsequent to the Company’s development and license agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.
Since June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has received intellectual property cost reimbursements.
Under the agreement, the Company received a non-refundable upfront payment of $2.0 million and has received milestone payments of $6.0 million. The Company is also eligible to earn, with respect to licensed products comprising a combination of deuterated dextromethorphan and quinidine, up to $37.0 million in regulatory and commercial launch milestone payments, of which $21.5 million in development and regulatory milestone payments are associated with the first indication, and up to $125.0 million in sales-based milestone payments. The next milestone payments that the Company may be entitled to receive are $5.0 million upon acceptance for filing of a New Drug Application, or NDA, and $3.0 million upon acceptance for filing of a Marketing Authorization Application, or MAA, related to AVP-786. In addition, the Company is eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deuterated dextromethorphan only in combination with quinidine.
Avanir also is required to pay the Company royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country.

7. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. To date, the Company has granted awards solely in the form of stock options, which have generally been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant, expire no later than ten years from the date of grant and generally vest over three or four years.
Effective January 1, 2016, an additional 886,606 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of March 31, 2016, there were 1,805,286 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended March 31,
	2016	2015
Research and development	$553	$325
General and administrative	729	321
Total stock-based compensation expense	$1,282	$646

Stock Options
Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three months ended March 31, 2016 and 2015 reflect the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	78.34%	73.11%
Expected term	6.0 years	6.0 years
Risk-free interest rate	1.38%	1.54%
Expected dividend yield	—%	—%
For the three months ended March 31, 2016 and 2015, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$11.19	$9.34
Aggregate grant date fair value of options vested during the year	$1,032	$423
Total cash received from exercises of stock options	$176	$310
Total intrinsic value of stock options exercised	$496	$2,086
The following is a summary of stock option activity for the three months ended March 31, 2016:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2015	2,244,177	$8.10
Granted	759,500	$16.55
Exercised	(43,994)	$4.00
Forfeited or expired	(838)	$13.57
Outstanding at March 31, 2016	2,958,845	$10.33	7.35	$12,758
Exercisable at March 31, 2016	1,401,787	$6.45	5.61	$10,323
Vested and expected to vest at March 31, 2016 (1)	2,819,857	$10.12	7.26	$12,591

(1)
This represents the number of vested stock option shares as of March 31, 2016, plus the number of unvested stock option shares that the Company estimated as of March 31, 2016 would vest, based on the unvested stock option shares at March 31, 2016 and an estimated forfeiture rate of 6%.

As of March 31, 2016, there was $13.8 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.9 years.

8. Earnings (Loss) Per Share
Basic net earnings (loss) per common share is calculated by dividing net earnings (loss) allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. Diluted net earnings per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

	Three Months Ended March 31,
	2016	2015
	(in thousands, expect per share amounts)
Numerator:
Net loss applicable to common stockholders -basic and diluted	$(13,880)	$(9,002)
Denominator:
Weighted average shares outstanding - basic	22,198	18,726
Dilutive stock options	—	—
Dilutive warrants	—	—
Weighted average shares outstanding - diluted	22,198	18,726

Net loss per share applicable to common stockholders - basic and diluted	$(0.63)	$(0.48)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	767	1,116
Warrants	71	71

9. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2016, the Company forecast an ordinary pre-tax loss for the year ended December 31, 2016 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the three months ended March 31, 2016.

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

OVERVIEW
We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach starts with approved drugs, advanced clinical candidates or previously studied compounds that may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage the known activity of approved drugs to expand into new indications. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas.  The following table summarizes our diverse clinical pipeline of product candidates. All of these candidates are small molecules designed for oral administration.

Product Candidate	Lead Indication	Status	Worldwide rights
AVP-786 Deuterated dextromethorphan	Alzheimer’s Agitation	Phase 3	Avanir Pharmaceuticals
	Major Depressive Disorder	Phase 2
	Residual Schizophrenia	Phase 2
CTP-656 Deuterated ivacaftor	Cystic Fibrosis	Phase 1	Concert
CTP-543 Deuterated ruxolitinib	Alopecia Areata	Preclinical	Concert
CTP-730 Deuterated apremilast	Inflammation	Phase 1	Celgene
JZP-386 Deuterated sodium-oxybate	Narcolepsy	Phase 1	Jazz Pharmaceuticals
CTP-656
CTP-656 is a novel, next generation potentiator that we are initially developing for the treatment of cystic fibrosis in patients who have gating mutations, including the G551D mutation. CTP-656 was discovered by applying our deuterium chemistry technology to modify ivacaftor, which is the current standard-of-care for this population. Ivacaftor is marketed by Vertex Pharmaceuticals, Inc., or Vertex, under the name Kalydeco®. Due to its differentiated pharmacokinetic profile, CTP-656 has the potential to offer a greater therapeutic benefit than ivacaftor for this patient population. CTP-656 may provide improved efficacy as a result of 1) a once-daily dosing regimen which could enable better treatment adherence, and 2) enhanced exposure to the parent drug, which is more active than the metabolites. In addition, the increased metabolic stability of CTP-656 may ameliorate certain drug-drug interactions.
CTP-656 also has the potential to be a key component of combination therapies that enable the treatment of patients having other cystic fibrosis transmembrane conductance regulator protein, or CFTR, mutations. To advance combination therapies of CTP-656, we intend to collaborate with companies who are focused on developing drugs that target other mechanisms of modulating CFTR that we believe may be suitable to combine with CTP-656.

We intend to follow a Section 505(b)(2) regulatory pathway for the development of CTP-656. Under a 505(b)(2) pathway, we would support our NDA by our own safety and efficacy studies as well as rely on certain of FDA's findings for the non-deuterated product. This approach may allow us to reduce the time and expense required to develop CTP-656 relative to the regulatory pathway for a traditional NDA.

Clinical Development of CTP-656

In the third quarter of 2015, we completed a single ascending dose Phase 1 trial in healthy volunteers which included a comparison of CTP-656 with a single dose of Kalydeco. The single ascending dose Phase 1 clinical trial was conducted in 10 healthy volunteers and evaluated three doses (75, 150 and 300 mg) of CTP-656, each as an aqueous suspension, and a single dose 150 mg tablet of Kalydeco in a crossover design with the 150 mg dose of CTP-656. The single ascending dose findings support once-daily administration of CTP-656 based on a half-life in the range of 14 to 17 hours. In this trial, CTP-656 also demonstrated a linear dose response. CTP-656 was well-tolerated across all dose groups. There were no serious adverse events reported in subjects who received CTP-656.

Nine subjects completed the single dose crossover comparison of the aqueous suspension of 150 mg of CTP-656 to a 150 mg solid dose of Kalydeco. In the trial, CTP-656 demonstrated a pharmacokinetic profile that was superior to Kalydeco. In particular, it demonstrated a reduced rate of clearance, longer half-life, and substantially increased exposure with greater plasma levels at 12 and 24 hours versus Kalydeco. For CTP-656, there was greater plasma exposure of the parent drug relative to its less active metabolites. With Kalydeco, the less active metabolites were more prominent than the parent drug.

In November 2015, we initiated a multiple ascending dose Phase 1 clinical trial in healthy volunteers. The trial was conducted in two parts and enrolled 38 healthy volunteers to assess safety, tolerability and pharmacokinetics of CTP-656 in a tablet formulation. The first part assessed the pharmacokinetic properties of a single dose tablet formulation of 150 mg of CTP-656 versus the 150 mg commercial tablet formulation of Kalydeco in 8 healthy volunteers following a high-fat meal. The second part assessed placebo and three doses of CTP-656, including 75 mg, 150 mg, and 225 mg, in each case given once-daily for seven days following a high-fat meal.

In February 2016, we announced results from Part 1 of the multiple ascending dose trial with a tablet formulation of CTP-656. The data from this trial were consistent with results from the previously completed single ascending dose trial, in which an aqueous suspension of CTP-656 demonstrated superior pharmacokinetic properties compared to Kalydeco. In this trial, CTP-656 tablets demonstrated a similarly reduced rate of clearance, longer half-life, similarly increased exposure and greater plasma levels at 24 hours compared to Kalydeco. With both the solid dose and aqueous suspension formulations, the overall metabolite exposure profile of CTP-656 differed from that of Kalydeco. After administration of CTP-656, there was greater plasma exposure of the more active parent drug relative to less-active metabolites, whereas with Kalydeco there was greater plasma exposure of the less-active metabolites.

In April 2016, we announced results from Part 2 of the CTP-656 multiple ascending dose trial. CTP-656 demonstrated enhanced exposure to the parent drug and less exposure to metabolites after repeat dosing, confirming the differentiated metabolic profile of CTP-656 relative to Kalydeco. Results indicated that the average plasma half-life of CTP-656 across all doses was approximately 18 hours at steady state. CTP-656 showed a dose-proportional increase in exposure with repeated dosing for the 75 mg and 150 mg doses. The 225 mg dose group showed higher than dose-proportional exposure. Results of the Phase 1 trial also showed that CTP-656 was well tolerated with a safety profile comparable to that of Kalydeco.

Also in April 2016, we announced initial results from a food effect trial with CTP-656. In the trial, we found that exposures to CTP-656 dosed with a medium fat-containing meal and with a low fat-containing meal were similar, and both were consistent with the exposure previously observed following dosing CTP-656 with a high-fat meal. We expect to open an IND to commence our Phase 2 clinical trial in the second half of 2016.

CTP-543
CTP-543 is an oral selective inhibitor of certain Janus kinases, known as JAK1 and JAK2, that we are developing for the treatment of alopecia areata, an autoimmune disease that results in partial or complete loss of hair on the scalp and body. CTP-543 was discovered by applying our deuterium chemistry technology to modify ruxolitinib, which is commercially available under the name Jakafi® in the U.S. for the treatment of myelofibrosis and polycythemia vera. Ruxolitinib has been used in an academic investigator-sponsored clinical trial and has been shown to promote hair growth in individuals with alopecia areata. We conducted preclinical studies demonstrating that CTP-543 retains ruxolitinib’s JAK1and JAK2 inhibition profile and showing improved metabolic stability relative to ruxolitinib. We expect to initiate Phase 1 clinical evaluation of CTP-543 in the second quarter of 2016 with efficacy studies commencing in 2017.

COLLABORATION PRODUCT CANDIDATES
We have entered into several collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. In each of these collaborations, the deuterium-modified compound was independently discovered at Concert. Our collaborators are responsible for any future clinical development activities and disclosures associated with the following programs.

•
AVP-786 is a combination of a deuterium-substituted dextromethorphan analog and a low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders. Avanir is conducting several Phase 2 and Phase 3 clinical trials to evaluate AVP-786 for the treatment of neurologic and psychiatric disorders, the most advanced of which are Phase 3 clinical trials for the treatment of agitation associated with Alzheimer’s disease.

•
CTP-730 is a deuterated analog of apremilast that is being developed under a collaboration with Celgene. Apremilast is a selective phosphodiesterase 4 (PDE4) inhibitor approved for the treatment of psoriasis and psoriatic arthritis. While the collaboration with Celgene has the potential to encompass multiple programs for the treatment of inflammation or cancer, it is currently focused on one program, CTP-730. We have completed the Phase 1 clinical evaluation of CTP-730. Once-daily dosing of 50 mg of CTP-730 administered for seven days in the Phase 1 clinical trial demonstrated similar steady state exposure to historical data for 30 mg of apremilast twice daily. Treatment with CTP-730 was generally well-tolerated and no serious adverse events were observed. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. Celgene is assessing the path forward for CTP-730, however, CTP-730 has not advanced into new trials at this time.

•
JZP-386 is a product candidate containing a deuterated sodium oxybate analog for potential use in patients with narcolepsy. We have granted Jazz Pharmaceuticals worldwide rights to develop and commercialize deuterated sodium oxybate analogs, including JZP-386. JZP-386 is being developed for the potential treatment of patients with narcolepsy. In May 2015, we and Jazz Pharmaceuticals announced the completion of a Phase 1 clinical study. Clinical data from this Phase 1 study demonstrated that JZP-386 provided favorable deuterium-related effects, including higher serum concentrations and correspondingly increased pharmacodynamic effects at clinically relevant time points compared to Xyrem® (sodium oxybate) oral solution. The safety profile of JZP-386 was similar to that observed with Xyrem®. Jazz Pharmaceuticals is responsible for any further development of JZP-386.

Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake non-clinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $135.0 million since inception through March 31, 2016 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs.

We have incurred net losses in each year from our inception in 2006, except for fiscal year 2015. We incurred a net loss of $13.9 million during the three months ended March 31, 2016. We generated net income of $24.2 million during the year ended December 31, 2015, which was primarily the result of a $50.2 million one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, as discussed further in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016. Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under our current development programs. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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

COLLABORATIONS

We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. Our collaborators also have applied their considerable scientific, development, regulatory and commercial capabilities to the development of our compounds. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible for an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations, which are discussed further in Note 6 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
We were responsible for conducting and funding research and early development activities for the CTP-730 program pursuant to mutually agreed upon development plans. This included the completion of single and multiple ascending dose Phase 1 clinical trials. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. If Celgene exercises its rights with respect to any additional program and pays us the applicable exercise fee, we are responsible for conducting research and development activities at our own expense pursuant to mutually agreed upon development plans until the completion of the first Phase 1 clinical trial, which will be defined in each development plan on a program-by-program basis, discussed further in Note 6 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. In addition, if Celgene exercises its rights with respect to the option program and pays us the applicable exercise fee, we are responsible for seeking to generate a deuterated compound for clinical development in the selected option program at our own expense.

Under the agreement, we received a non-refundable upfront payment of $35.0 million and received an $8.0 million development milestone in October 2015 upon completion of clinical evaluation for CTP-730. In addition, we have the potential to earn up to $312.5 million in additional development, regulatory and sales-based milestone payments with respect to CTP-730. The next milestone that we may be entitled to receive is $15.0 million upon the first dosing in a Phase 3 clinical trial or, if earlier, acceptance for filing a new drug application, or NDA, related to CTP-730. If Celgene exercises its rights under any additional program, we may be eligible for milestone payments for each additional program. In addition, with respect to each program, Celgene is required to pay us royalties on worldwide net sales of each licensed product at defined percentages ranging from the mid-single digits to low double digits below 20%.
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
For further discussion regarding our collaboration agreements, refer to Note 6 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

FINANCIAL OPERATIONS OVERVIEW
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
Interest and other expense
Interest and other expense consists primarily of interest expense on amounts outstanding under our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, and amortization of debt discount. On October 1, 2015, we made a final payment to Hercules, thereby fulfilling all obligations under our debt facility.
Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.

During the three months ended March 31, 2016, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016.
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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for our fiscal 2016 and annual financial statements and for interim periods beginning in the first quarter of fiscal 2017. If this standard had been adopted as of March 31, 2016, we believe that we would have concluded there was not substantial doubt about our ability to continue as a going concern. However, our disclosures in future periods may be affected by the adoption of this accounting standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for us on January 1, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. This update simplifies several aspects of the accounting for share-based compensation arrangements, including accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification of related amounts on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2016 and 2015
The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars.

	Three months ended March 31,
(in thousands)	2016	2015	Change
Revenue:
License and research and development revenue	$56	$1,306	$(1,250)
Total revenue	56	1,306	(1,250)
Operating expenses:
Research and development	10,453	6,944	3,509
General and administrative	3,577	3,233	344
Total operating expenses	14,030	10,177	3,853
Loss from operations	(13,974)	(8,871)	(5,103)
Investment income	94	17	77
Interest and other expense	—	(148)	148
Net loss	$(13,880)	$(9,002)	$(4,878)

Revenue

Revenue was $0.1 million for the three months ended March 31, 2016 as compared to $1.3 million for the prior year period, a decrease of $1.2 million. The decrease in revenue in the 2016 period was primarily due to a decrease in revenue recognized for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements of $0.7 million and $0.4 million, respectively. These changes were attributable to a decrease in our activities related to Phase 1 clinical trials performed under our collaborations with Celgene and Jazz Pharmaceuticals. During the three months ended March 31, 2015, we recognized $0.1 million in revenue attributable to intellectual property cost reimbursements under our Avanir collaboration agreement.
As of March 31, 2016, we had deferred revenue of:

•
$7.3 million related to our collaboration with Celgene, $1.2 million of which is attributable to the CTP-730 program and is currently expected to be recognized as revenue in the next twelve months as we satisfy our remaining research and development activities pursuant to mutually agreed upon development plans, and $6.1 million of which is attributable to two additional license programs that we will not recognize as revenue until Celgene exercises its rights with respect to those programs, or at such time that Celgene's rights lapse, as discussed further in Note 6 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q;

•
$0.1 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 21 months; and

•	$2.8 million related to a payment received from GSK that we will not recognize as revenue until all repayment obligations lapse.

Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three months ended March 31, 2016 and 2015, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three Months Ended March 31,
(in thousands)	2016	2015

CTP-656 external costs	$4,158	$623
CTP-543 external costs	957	12
CTP-730 external costs	30	395
JZP-386 external costs	9	804
External costs for other programs	540	814
Employee and contractor-related expenses	3,922	3,552
Facility and other expenses	837	744
Total research and development expenses	$10,453	$6,944
Research and development expenses were $10.5 million for the three months ended March 31, 2016, compared to $6.9 million for the prior year period, an increase of $3.5 million. This increase was primarily due to an increase of $3.5 million in direct external expenses associated with CTP-656, which was attributable to the Phase 1 clinical testing during the three months ended March 31, 2016. Additionally, preclinical and manufacturing expenses associated with CTP-543 increased $0.9 million, as we prepare to initiate Phase 1 clinical evaluation of CTP-543 in the second quarter of 2016; and employee and contractor-related expenses increased $0.4 million primarily attributable to an increase in cash compensation and non-cash stock-based compensation due to an increase in headcount, and partially offset by lower consulting expenses.

The decrease in JZP-386 and CTP-730 expenses in the 2016 period of $0.8 million and $0.4 million, respectively, was attributable to the completion of clinical conduct under these programs in 2015. The decrease of $0.3 million in external costs for other programs in the 2016 period was primarily attributable to the discontinuation of our CTP-354 program and the completion of clinical evaluation of the CTP-499 program.

General and administrative expenses

General and administrative expenses were $3.6 million for the three months ended March 31, 2016 compared to $3.2 million for the prior year period. The increase was attributable to a $0.4 million increase in non-cash stock-based compensation expense in the 2016 period.
Interest and other expense
On October 1, 2015, our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, matured. We have fulfilled all obligations under our debt facility, and as a result, no interest expense was recorded during the three months ended March 31, 2016, as compared to $148 thousand recorded during the three months ended March 31, 2015.
LIQUIDITY AND CAPITAL RESOURCES

Since our inception and through March 31, 2016, we have financed our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. We anticipate that we will continue to incur losses for at least the next several years and we expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.
During March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million after deducting underwriting discounts and commissions and offering-related transaction costs.

In June 2015, we received proceeds of $50.2 million in connection with the change in control payment from Auspex, relating to Teva Pharmaceutical Industries Ltd.’s acquisition of Auspex. For additional details, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016.
As of March 31, 2016 we had cash and cash equivalents and investments of $127.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three months ended March 31,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(14,470)	$(11,036)
Investing activities	(40,395)	16,274
Financing activities	176	45,182
Net (decrease) increase in cash and cash equivalents	$(54,689)	$50,420
Operating activities. The cash provided by or used for operating activities generally approximates our net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. During the three months ended March 31, 2016, our operating activities used cash of $14.5 million as compared to cash used of $11.0 million during the prior year period. The increase in cash used in operating activities was primarily driven by our increased development activities associated with CTP-656 and CTP-543, our wholly owned development programs.
Investing activities. Net cash provided by (used in) investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the three months ended March 31, 2016 and 2015 was $71.9 million and $5.6 million, respectively. Net cash provided by maturities of investments for the three months ended March 31, 2016 and 2015 was $31.6 million and $22.0 million, respectively. Purchases of fixed assets for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.2 million, respectively.

Financing activities. During the three months ended March 31, 2016 and 2015, our financing activities provided cash of $0.2 million and $45.2 million, respectively. The cash provided by financing activities during the three months ended March 31, 2016 was attributable to proceeds from the exercise of stock options. The cash provided by financing activities during the prior year period was primarily due to the receipt of net public offering proceeds of $47.0 million in March 2015, partially offset by principal payments of $2.1 million under our debt facility with Hercules, which matured on October 1, 2015.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of March 31, 2016, will enable us to fund our operating expenses and capital expenditure requirements into 2018. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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
Contractual obligations
During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2016 and December 31, 2015, we had $127.7 million and $142.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of March 31, 2016 would not have a material effect on the fair market value of our cash equivalents and short term investments.
We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2016.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
We have incurred significant annual net operating losses in every year since our inception, except for fiscal year 2015. Although we were profitable for fiscal year 2015, as a result of a one-time payment of $50.2 million that we received in June 2015 as a result of our patent assignment agreement with Auspex, we expect to incur significant annual net operating losses in future periods. As of March 31, 2016, we had an accumulated deficit of $135.0 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations and patent assignment agreement. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of March 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements into 2018. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
We may not be able to continue further clinical development of our wholly owned development programs, including CTP-656 and CTP-543. If we are unable to develop, obtain marketing approval for or commercialize our wholly owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•	in the case of CTP-656, our ability to enroll sufficient numbers of patients and in a timely manner to conduct our clinical trials;

•
in the case of CTP-656, if we need to develop it in combination with other agents to maximize its therapeutic and sales potential, our ability to license such combinations and our, or any collaborator's, ability to develop such combinations;

•	in the case of CTP-543, our ability to safely and effectively treat alopecia areata;

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any, for our programs;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of our programs with sufficient quality and quantity to support clinical trials and potential future commercialization;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	amount of commercial sales, if and when approved;

•	a continued acceptable safety profile of our programs following any marketing approval; and

•	agreement by third party payors to reimburse patients for the costs of treatment with our products, and the terms of such reimbursement.

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
We, or our collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•	toxicity or serious adverse effects may be observed in our preclinical studies causing us to delay or abandon clinical trials;

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	we, or our collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

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

We, or our collaborators, may attempt to, and in some instances may be able to, secure clearances from the FDA or comparable foreign regulatory authorities to use expedited development pathways, including a 505(b)(2) regulatory pathway. However, if we or our collaborators are unable to obtain such clearances, we, or they, may be required to conduct additional non-clinical studies or clinical trials beyond those that we, or they, contemplate, which could increase the expense of obtaining, and/or delay the receipt of, necessary marketing approvals relative to an expedited pathway.
The deuterated compounds that we produce and seek to develop can have similar pharmacological properties as their corresponding non-deuterated compounds. Therefore, we believe that we, or our collaborators, may, in some instances, be able to obtain clearance from the FDA or comparable foreign regulatory authorities to follow expedited development programs for some deuterated compounds that reference and rely on findings previously obtained from prior non-clinical studies or clinical trials of the corresponding non-deuterated compounds. For example, the FDA has agreed that we will be able to develop CTP-656 under a 505(b)(2) regulatory pathway, using Kalydeco as the reference drug. This approach will allow us to rely on the established safety and efficacy of Kalydeco for our NDA, potentially decreasing the time and/or expense necessary to file the NDA. However, the extent to which we will be able to reference that data will be the subject of future negotiation with the FDA and will depend on data that is developed during our clinical development of CTP-656.
While we anticipate that following an expedited development pathway may be possible for some of our current and future product candidates, we cannot be certain that we, or our collaborators, will be able to secure clearance to follow such expedited development pathways on a regular basis from the FDA, or from comparable foreign regulatory authorities at all. In addition, if we follow, or one of our collaborators follows, such an expedited regulatory pathway and the FDA or comparable foreign regulatory authorities are not satisfied with the results of our having done so, such as might be the case if a deuterated compound is found to have undesirable side effects or other undesirable properties that were not anticipated based on the corresponding non-deuterated compound, the FDA or foreign regulatory authorities may be unwilling to grant clearance to follow expedited development pathways for other deuterated compounds.
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
All of our product candidates are in non-clinical and clinical development stages and their risk of failure is high. Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, one of our collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. A dose of a deuterated compound could, in comparison to an equal dose of the corresponding non-deuterated compound, result in altered exposure levels, distribution and half-life in the body and alter the levels of particular metabolites that are present in the body. These changes may cause serious adverse events or undesirable side effects that we or our collaborators did not anticipate, whether based on the characteristics of the corresponding non-deuterated compound or otherwise. If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we, or our collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. In addition, unexpected adverse clinical effects of a deuterated product candidate, including either those identified by us or deuterated analogs of approved drugs being developed by any third parties, may create general concerns regarding deuteration technology that could delay the development of our product candidates.
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
We currently plan to collaborate with third parties for commercialization in the United States of any products that require a large sales, marketing and product distribution infrastructure. We also plan to commercialize our product candidates outside the United States through collaboration, licensing and distribution arrangements with third parties. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.
If we do not establish sales and marketing capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates that receive marketing approval.
We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.
The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of neurologic disorders, cystic fibrosis and inflammation, which are key indications for our development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.
Avanir is developing AVP-786 for the treatment of agitation associated with Alzheimer's Disease, major depressive disorder and residual schizophrenia. There are marketed drugs for major depressive disorder and product candidates in clinical development for each indication.
We are initially developing CTP-656 as a treatment for cystic fibrosis in patients with gating mutations. The current standard of care for the treatment of cystic fibrosis in patients who have gating mutations is ivacaftor, which is marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. If CTP-656 receives marketing approval, it would compete with Kalydeco® and may face competition from a number of other product candidates that are currently in clinical development, including additional candidates being developed by Vertex, among others.

We are developing CTP-543 as an oral agent for the treatment of alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. The non-deuterated analog of CTP-543, ruxolitinib, is being developed as a topical treatment for alopecia areata by Incyte, who markets ruxolitinib (Jakafi®) in the U.S. for myelofibrosis and polycythemia vera. Aclaris Therapeutics is pursuing the development of JAK1/3 and JAK3 inhibitors for alopecia areata, potentially both as oral and as topical agents. Other groups, including Leo Pharma and various academic investigators, are conducting or have conducted efficacy trials in alopecia areata, including with currently approved JAK inhibitors such as ruxolitinib and tofacitinib (Xeljanz®).
JZP-386 is being developed for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The current standard of care is sodium oxybate. Flamel Technologies is currently developing an extended release formulation of sodium oxybate for the treatment of narcolepsy.
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
Under the Orphan Drug Act, if the FDA has granted a drug orphan disease exclusivity with respect to an orphan indication, which is generally defined as a disease or condition with a patient population of less than 200,000 patients in the United States annually, the FDA cannot approve a new drug application for the same product and for the same orphan indication until the end of the exclusivity period of seven years following approval of the orphan drug unless the new product can demonstrate clinical superiority. If one of our deuterium-modified analogs is deemed by the FDA to be the same product for the same indication as a corresponding non-deuterium modified drug that has orphan drug exclusivity, we may be prevented from marketing our drug during the exclusivity period.

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
Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We are seeking collaborators who have product candidates that are correctors or other modulators of the cystic fibrosis transport protein, or CFTR, in order to develop combination products with CTP-656. Combining CTP-656 with a CFTR corrector or other modulator may be necessary to effectively treat the majority of patients with cystic fibrosis. We are also seeking a collaborator for CTP-499, and we may seek one or more collaborators for the development and commercialization of one or more of our product candidates. We do not currently intend to conduct further clinical development of CTP-499 for the treatment of diabetic nephropathy absent such a collaboration.
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
We may not be able to negotiate collaborations for our product candidates on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to limit the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In cases where we seek a collaborator for a product compound that is a deuterated analog of a compound that has been previously developed, failure to enter into a collaboration with the developer of the corresponding non-deuterated compound may result in a loss of the potential to obtain clearance from the FDA to follow expedited development programs that reference and rely on findings previously obtained from the developer’s prior non-clinical or clinical studies of the corresponding non-deuterated compound.
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
We currently rely, and expect to continue to rely, on third party contractors to manufacture non-clinical and clinical supplies of our product candidates and to package, label and ship these supplies. We expect to rely on third party contractors to manufacture, formulate, package, label and distribute commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on such third party contractors entails risks, including:

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
Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Some of the non-deuterated compounds on which our current and future product candidates, including CTP-656 and CTP-543, are based are products that are covered by issued patents or patent applications, the holders of which may attempt to assert claims against us. To date, we are not aware of any judicial decision holding that a patent that covers a non-deuterated compound should be construed to also cover deuterated analogs thereof, absent specific claims with respect to the deuterated analogs. However, any such judicial decision, or legal proceedings asserting such claims, could increase the likelihood of potential infringement claims being asserted against us. If any third party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.
For example, CTP-656 is a deuterium-modified version of ivacaftor and CTP-543 is a deuterium-modified version of ruxolitinib. Ivacaftor is marketed by Vertex under the name Kalydeco and ruxolitinib is marketed in the U.S. by Incyte under the name Jakafi. Vertex currently has patents covering ivacaftor that may still exist if and when we receive marketing approval for CTP-656, and Incyte has patents covering ruxolitinib that may still exist if and when we receive marketing approval for CTP-543. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market, or prevent us from marketing, CTP-656 or CTP-543.
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
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time, our operations may involve the use of hazardous materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
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
As our pipeline grows and matures, we expect to experience significant growth in the number of our employees and the scope of our operations, including in the areas of drug manufacturing, regulatory affairs and sales, clinical development, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected expansion of our operations may lead to significant costs and may divert our business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
The trading price of our comment stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success or failure of existing or new competitive products or technologies;

•	the timing, advancement of and results of non-clinical studies and clinical trials of any of our product candidates;

•	commencement or termination of collaborations for our development programs;

•	failure, delays, changes to or discontinuation of any of our development programs;

•	regulatory or legal developments in the United States and other countries;

•	regulatory actions relating to our product candidates;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	disclosures by our collaborators relating to our product candidates or competitive programs;

•	merger or acquisition activity of our collaborators;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	receipt or expectation of receipt of revenues such as milestones, royalties, grants and license fees;

•	sales of our common stock by us, our insiders or other stockholders;

•	programmed trading based on technical stock chart or other inputs;

•	portfolio restructuring by large shareholders;

•	addition or removal of our stock from stock indices;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts that cover our stock;

•	actions by short-sellers or supporters of our stock, including social media postings or reports;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
In addition, as of April 29, 2016, there were 2,948,787 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of April 29, 2016, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of March 31, 2016, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 49.7% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

CONCERT PHARMACEUTICALS, INC.

Date:	May 5, 2016	By:	/s/ Ryan Daws

Ryan Daws Chief Financial Officer

Exhibit Index

Exhibit number	Description

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.