Form 10-Q
period 2016-06-30
CONCERT PHARMACEUTICALS, INC.
filed 2016-08-09
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 3, 2016: 22,227,989

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$53,651	$92,510
Investments, available for sale	64,769	49,680
Interest receivable	211	181
Accounts receivable	133	70
Prepaid expenses and other current assets	1,319	1,667
Total current assets	120,083	144,108
Property and equipment, net	2,126	2,346
Restricted cash	400	400
Other assets	22	78
Total assets	$122,631	$146,932
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,402	$501
Accrued expenses and other liabilities	3,384	4,772
Income taxes payable	—	75
Deferred revenue, current portion	1,221	1,279
Total current liabilities	7,007	6,627
Deferred revenue, net of current portion	8,867	8,891
Deferred lease incentive, net of current portion	412	573
Deferred rent, net of current portion	162	206
Total liabilities	16,448	16,297
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2016 and 2015, respectively
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 22,225,754 and 22,166,803 shares issued and 22,224,117 and 22,165,166 outstanding in 2016 and 2015, respectively	22	22
Additional paid-in capital	254,601	251,793
Accumulated other comprehensive income (loss)	43	(18)
Accumulated deficit	(148,483)	(121,162)
Total stockholders’ equity	106,183	130,635
Total liabilities and stockholders’ equity	$122,631	$146,932
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
License and research and development revenue	$71	$3,254	$127	$4,560
Other revenue	—	50,155	—	50,155
Total revenue	71	53,409	127	54,715
Operating expenses:
Research and development	9,816	8,420	20,269	15,364
General and administrative	3,828	3,299	7,405	6,532
Total operating expenses	13,644	11,719	27,674	21,896
(Loss) Income from operations	(13,573)	41,690	(27,547)	32,819
Investment income	132	26	226	43
Interest and other expense	—	(103)	—	(251)
(Loss) Income before income taxes	(13,441)	41,613	(27,321)	32,611
Provision for income taxes	—	567	—	567
Net (loss) income	$(13,441)	$41,046	$(27,321)	$32,044
Other comprehensive income (loss):
Unrealized gain (loss) on investments	12	(19)	61	1
Comprehensive (loss) income	$(13,429)	$41,027	$(27,260)	$32,045

Net (loss) income per share applicable to common stockholders — basic	$(0.60)	$1.89	$(1.23)	$1.58
Net (loss) income per share applicable to common stockholders — diluted	$(0.60)	$1.80	$(1.23)	$1.50

Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders— basic	22,217	21,762	22,208	20,252
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders— diluted	22,217	22,850	22,208	21,355
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net (loss) income	$(27,321)	$32,044
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	430	368
Stock-based compensation expense	2,569	1,311
Accretion of premiums and discounts on investments	265	391
Amortization of discount on loan payable	—	49
Amortization of deferred financing costs	—	19
Amortization of deferred lease incentive	(156)	(153)
Loss on disposal of asset	2	4
Changes in operating assets and liabilities:
Accounts receivable	(63)	928
Interest receivable	(30)	(19)
Prepaid expenses and other current assets	348	(137)
Other assets	56	16
Accounts payable	1,901	335
Accrued expenses and other liabilities	(1,399)	(1,893)
Income taxes payable	(75)	509
Deferred rent	(19)	(38)
Deferred revenue	(82)	(3,798)
Net cash (used in) provided by operating activities	(23,574)	29,936
Investing activities
Purchases of property and equipment	(231)	(420)
Purchases of investments	(75,906)	(107,087)
Maturities of investments	60,613	43,400
Net cash used in investing activities	(15,524)	(64,107)
Financing activities
Principal payments on loan payable	—	(4,221)
Proceeds from sale of common stock, net of underwriting discounts and commissions	—	46,995
Proceeds from exercise of stock options	239	820
Income tax benefit from exercise of stock options	—	58
Payment of public offering costs	—	(310)
Net cash provided by financing activities	239	43,342
Net (decrease) increase in cash and cash equivalents	(38,859)	9,171
Cash and cash equivalents at beginning of period	92,510	13,396
Cash and cash equivalents at end of period	$53,651	$22,567
Supplemental cash flow information:
Cash paid for interest	$—	$233
Cash paid for income taxes	$85	$—
Purchases of property and equipment unpaid at period end	$23	$99
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business
Concert Pharmaceuticals, Inc., or Concert or the Company, was incorporated on April 12, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that applies its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach starts with approved drugs that the Company believes can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties, enhancing clinical safety, tolerability or efficacy. The Company believes this approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. The Company’s pipeline includes multiple clinical-stage candidates and a number of preclinical compounds that it is currently assessing.
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
The Company had cash and cash equivalents and investments of $118.4 million at June 30, 2016. The Company believes that its cash and cash equivalents and investments at June 30, 2016 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies.
Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other future period.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. Early adoption is permitted, however not before the original effective date of annual periods beginning on or after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently assessing the impact the adoption of this ASU will have on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company’s fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017. If this standard had been adopted as of June 30, 2016, the Company believes it would have concluded there was not substantial doubt about its ability to continue as a going concern. However, the Company's disclosures in future periods may be affected by the adoption of this accounting standard.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of June 30, 2016 and December 31, 2015 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Total

June 30, 2016
Cash equivalents:
Money market funds	$53,383	$—	$—	$53,383
Investments, available for sale:
U.S. Treasury obligations	26,364	—	—	26,364
Government agency securities	27,650	10,755	—	38,405
Total	$107,397	$10,755	$—	$118,152

	Level 1	Level 2	Level 3	Total
December 31, 2015
Cash equivalents:
Money market funds	$52,221	$—	$—	$52,221
U.S. Treasury obligations	5,001	—	—	5,001
Government agency securities	—	34,390	—	34,390
Investments, available for sale:
U.S. Treasury obligations	9,781	—	—	9,781
Government agency securities	19,578	20,321	—	39,899
Total	$86,581	$54,711	$—	$141,292

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
Cash, cash equivalents and investments, available for sale included the following at June 30, 2016 and December 31, 2015:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value

June 30, 2016
Cash		$268	$—	$—	$268
Money market funds		53,383	—	—	53,383
Cash and cash equivalents		$53,651	$—	$—	$53,651
U.S. Treasury obligations	147 days	26,339	25	—	26,364
Government agency securities	93 days	38,387	18	—	38,405
Investments, available for sale		$64,726	$43	$—	$64,769

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2015
Cash		$898	$—	$—	$898
Money market funds		52,221	—	—	52,221
U.S. Treasury obligations	31 days	5,002	—	(1)	5,001
Government agency securities	41 days	34,389	1	—	34,390
Cash and cash equivalents		$92,510	$1	$(1)	$92,510

U.S. Treasury obligations	42 days	9,785	—	(4)	9,781
Government agency securities	104 days	39,913	1	(15)	39,899
Investments, available for sale		$49,698	$1	$(19)	$49,680
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

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Accrued professional fees and other	$610	$732
Employee compensation and benefits	1,204	2,503
Research and development expenses	1,174	1,171
Deferred lease incentive, current portion	320	315
Deferred rent, current portion	76	51
	$3,384	$4,772

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
Under the terms of the agreement, the Company received a non-refundable upfront payment of $35.0 million. In October 2015, the Company achieved an $8.0 million development milestone based on the completion of Phase 1 clinical evaluation of CTP-730. In addition, the Company is eligible to earn an additional $15.0 million development milestone payment, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the CTP-730 program. The next milestone payment the Company may be entitled to achieve under the CTP-730

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

program is $15.0 million related to the first dosing in a Phase 3 clinical trial or, if earlier, acceptance for filing of a New Drug Application, or NDA. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, in respect of a compound to be identified at a later time, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.
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
During the three months ended June 30, 2016 and 2015, the Company recognized revenue of $11 thousand and $2.9 million for the R&D Services Deliverable and $18 thousand and $0.1 million for the Supply Deliverable, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized revenue of $19 thousand and $3.5 million for the R&D Services Deliverable and $38 thousand and $0.2 million for the Supply Deliverable. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
As of June 30, 2016, there was $7.3 million of deferred revenue related to the Company’s collaboration with Celgene, $1.2 million of which relates to the Supply Deliverable and R&D Services Deliverable and was classified as a current liability and $6.1 million of which relates to the First and Second Discount Deliverables and was classified as a noncurrent liability, in the accompanying condensed consolidated balance sheet.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
For the three months ended June 30, 2016 and 2015, the Company recognized revenue of $34 thousand and $0.2 million related to the performance of development support services, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized revenue of $68 thousand and $0.7 million related to the performance of development support services, respectively.
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
Under the agreement, the Company received a non-refundable upfront payment of $2.0 million and has received milestone payments of $6.0 million. The Company is also eligible to earn, with respect to licensed products comprising a combination of deuterated dextromethorphan and quinidine, up to $37.0 million in regulatory and commercial launch milestone payments, of which $21.5 million in development and regulatory milestone payments are associated with the first indication, and up to $125.0 million in sales-based milestone payments. The next milestone payments that the Company may be entitled to receive are $5.0 million upon acceptance for filing of a New Drug Application, or NDA, $3.0 million upon acceptance for filing of a Marketing Authorization Application, or MAA, and $1.5 million upon acceptance for filing of a NDA by the Ministry of Health, Labour and Welfare, or MHLW, related to AVP-786. In addition, the Company is eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deuterated dextromethorphan only in combination with quinidine.
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
Effective January 1, 2016, an additional 886,606 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of June 30, 2016, there were 1,737,191 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$553	$280	$1,106	$605
General and administrative	734	385	1,463	706
Total stock-based compensation expense	$1,287	$665	$2,569	$1,311

Stock Options
Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three and six months ended June 30, 2016 and 2015 reflect the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	78.12%	72.65%	78.31%	72.91%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.15%	1.85%	1.35%	1.68%
Expected dividend yield	—%	—%	—%	—%
For the three and six months ended June 30, 2016 and 2015, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$8.72	$10.62	$10.91	$9.91
Aggregate grant date fair value of options vested during the year	$1,352	$1,507	$2,384	$1,930
Total cash received from exercises of stock options	$63	$504	$239	$820
Total intrinsic value of stock options exercised	$131	$2,036	$628	$4,122
The following is a summary of stock option activity for the three months ended June 30, 2016:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2015	2,244,177	$8.10
Granted	857,900	$16.13
Exercised	(58,951)	$4.06
Forfeited or expired	(31,143)	$15.71
Outstanding at June 30, 2016	3,011,983	$10.39	7.16	$8,522
Exercisable at June 30, 2016	1,535,230	$7.13	5.60	$7,427
Vested and expected to vest at June 30, 2016 (1)	2,890,477	$10.22	7.08	$8,455

(1)
This represents the number of vested stock option shares as of June 30, 2016, plus the number of unvested stock option shares that the Company estimated as of June 30, 2016 would vest, based on the unvested stock option shares at June 30, 2016 and an estimated forfeiture rate of 6%.

As of June 30, 2016, there was $13.0 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, expect per share amounts)
Numerator:
Net (loss) income applicable to common stockholders - basic and diluted	$(13,441)	$41,046	$(27,321)	$32,044
Denominator:
Weighted average shares outstanding - basic	22,217	21,762	22,208	20,252
Dilutive stock options	—	1,083	—	1,100
Dilutive warrants	—	5	—	3
Weighted average shares outstanding - diluted	22,217	22,850	22,208	21,355

Net (loss) income per share applicable to common stockholders:
Basic	$(0.60)	$1.89	$(1.23)	$1.58
Diluted	$(0.60)	$1.80	$(1.23)	$1.50
Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Stock options	667	434	717	465
Warrants	71	66	71	69

9. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2016, the Company forecast an ordinary pre-tax loss for the year ended December 31, 2016 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the three or six months ended June 30, 2016.

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

OVERVIEW
We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach starts with approved drugs that may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage the known activity of approved drugs to expand into new indications. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas.  The following table summarizes our clinical pipeline of product candidates. All of these candidates are small molecules being developed for oral administration.

Product Candidate
Lead Indication(s)
Preclinical
Phase I
Phase 2
Phase 3
Worldwide Rights
CTP-656
Deuterated ivacaftor
Cystic Fibrosis
CoNCERT Pharmaceuticals Inc.
CTP-543
Deuterated ruxolitinib
Alopecia Areata
CoNCERT Pharmaceuticals Inc.
AVP-786
Deuterated dextromethorphan
Alzheimer's Agitation
Multiple Neurologic/Psychiatric Indications
AVANIR
Otsuka
CTP-730
Deuterated apremilast
Inflammatory Diseases
Celgene
JZP-386
Deuterated sodium oxybate
Narcolepsy
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

For the development of CTP-656 as a monotherapy, we intend to follow a Section 505(b)(2) regulatory pathway. Under a 505(b)(2) pathway, we would support our NDA with our own safety and efficacy studies as well as rely on certain of FDA's findings for the non-deuterated product. This approach may allow us to reduce the time and expense required to develop CTP-656 relative to the regulatory pathway for a traditional NDA.

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

A multiple ascending dose Phase 1 clinical trial was conducted in two parts and enrolled a total of 38 healthy volunteers to assess the safety, tolerability and pharmacokinetics of CTP-656 in a tablet formulation. In February 2016, we announced results from Part 1 of the multiple ascending dose trial with a tablet formulation of CTP-656. The data from this trial were consistent with results from the previously completed single ascending dose trial, in which an aqueous suspension of CTP-656 provided superior pharmacokinetic properties compared to Kalydeco. In Part 1 of this trial, a single dose tablet formulation of 150 mg of CTP-656 provided a similarly reduced rate of clearance, longer half-life, similarly increased exposure and greater plasma levels at 24 hours compared to a 150 mg commercial tablet formulation of Kalydeco. With both the solid dose and aqueous suspension formulations, the overall metabolite exposure profile of CTP-656 differed from that of Kalydeco. After administration of CTP-656, there was greater plasma exposure of the more active parent drug relative to less-active metabolites, whereas with Kalydeco there was greater plasma exposure of the less-active metabolites.

In April 2016, we announced results from Part 2 of the CTP-656 multiple ascending dose trial. The second part assessed placebo and three doses of CTP-656, including 75 mg, 150 mg, and 225 mg, in each case given once-daily for seven days. CTP-656 provided enhanced exposure to the parent drug and less exposure to metabolites after repeat dosing, confirming the differentiated metabolic profile of CTP-656 relative to Kalydeco. Results indicated that the average plasma half-life of CTP-656 across all doses was approximately 18 hours at steady state. CTP-656 showed a dose-proportional increase in exposure with repeated dosing for the 75 mg and 150 mg doses. The 225 mg dose group showed higher than dose-proportional exposure. Results of the Phase 1 trial also showed that CTP-656 was well-tolerated with a safety profile comparable to that of Kalydeco.

Also in April 2016, we announced initial results from a food effect trial with CTP-656. In the trial, we found that exposures to CTP-656 dosed with a medium fat-containing meal and with a low fat-containing meal were similar, and both were consistent with the exposure previously observed following dosing CTP-656 with a high-fat meal. We expect to open an Investigational New Drug application, or IND, to commence our Phase 2 clinical trial in the second half of 2016 in patients who have gating mutations, including the G551D mutation.

CTP-543
CTP-543 is an oral selective inhibitor of certain Janus kinases, known as JAK1 and JAK2, that we are developing for the treatment of alopecia areata, an autoimmune disease that results in partial or complete loss of hair on the scalp and body. CTP-543 was discovered by applying our deuterium chemistry technology to modify ruxolitinib, which is marketed by Incyte Corporation under the name Jakafi® in the U.S. for the treatment of myelofibrosis and polycythemia vera. Ruxolitinib has been used in an academic investigator-sponsored clinical trial and has been shown to promote hair growth in individuals with alopecia areata. We conducted preclinical studies demonstrating that CTP-543 retains ruxolitinib’s JAK1and JAK2 inhibition profile and showing improved metabolic stability relative to ruxolitinib. We initiated Phase 1 clinical evaluation of CTP-543 in May 2016 and expect to report top-line data upon completion of the Phase 1 trial in the fourth quarter of 2016. We plan to initiate a Phase 2 efficacy study in early 2017 in patients with alopecia areata.

COLLABORATION PRODUCT CANDIDATES
We have several collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. In each of these collaborations, the deuterium-modified compound was independently discovered at Concert. Our collaborators are responsible for any future clinical development activities and disclosures associated with these following programs.

•
AVP-786 is a combination of a deuterium-substituted dextromethorphan analog and a low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders. Avanir is conducting several Phase 2 and Phase 3 clinical trials to evaluate AVP-786, the most advanced of which are Phase 3 clinical trials for the treatment of agitation associated with Alzheimer’s disease.

•
CTP-730 is a deuterated analog of apremilast that is being developed under a collaboration with Celgene. Apremilast is a selective phosphodiesterase 4 (PDE4) inhibitor approved for the treatment of psoriasis and psoriatic arthritis. We have completed the Phase 1 clinical evaluation of CTP-730. Once-daily dosing of 50 mg of CTP-730 administered for seven days in the Phase 1 clinical trial provided similar steady state exposure to historical data for 30 mg of apremilast twice daily. Treatment with CTP-730 was generally well-tolerated and no serious adverse events were observed. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. Celgene is assessing the path forward for CTP-730, however, CTP-730 has not advanced into new trials at this time.

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

Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake non-clinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $148.5 million since inception through June 30, 2016 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs.

We have incurred net losses in each year from our inception in 2006, except for fiscal year 2015. We incurred a net loss of $27.3 million during the six months ended June 30, 2016. We generated net income of $24.2 million during the year ended December 31, 2015, which was primarily the result of a $50.2 million one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, as discussed further in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016. Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under our current development programs. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
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
Under the agreement, we received a non-refundable upfront payment of $2.0 million and have received milestone payments of $6.0 million. We have the potential to earn up to $162.0 million in additional development, regulatory and sales-based milestone payments, of which $21.5 million in development and regulatory milestone payments are associated with the first indication. The next anticipated milestone payments that we may be entitled to receive are $5.0 million upon acceptance for filing of a New Drug Application, or NDA, $3.0 million upon acceptance for filing of a Marketing Authorization Application, or MAA, and $1.5 million upon acceptance for filing of a NDA by the Ministry of Health, Labour and Welfare, or MHLW, related to AVP-786. Avanir also is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis.
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

During the three months ended June 30, 2016, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016.
Pending Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for us beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. Early adoption is permitted, however not before the original effective date of annual periods beginning on or after December 15, 2016. We expect to adopt this ASU on January 1, 2018 and are currently assessing the impact the adoption of this ASU will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for our fiscal 2016 and annual financial statements and for interim periods beginning in the first quarter of fiscal 2017. If this standard had been adopted as of June 30, 2016, we believe that we would have concluded there was not substantial doubt about our ability to continue as a going concern. However, our disclosures in future periods may be affected by the adoption of this accounting standard.

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2016 and 2015
The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars.

	Three months ended June 30,
(in thousands)	2016	2015	Change
Revenue:
License and research and development revenue	$71	$3,254	$(3,183)
Other revenue	—	50,155	(50,155)
Total revenue	71	53,409	(53,338)
Operating expenses:
Research and development	9,816	8,420	1,396
General and administrative	3,828	3,299	529
Total operating expenses	13,644	11,719	1,925
(Loss) Income from operations	(13,573)	41,690	(55,263)
Investment income	132	26	106
Interest and other expense	—	(103)	103
(Loss) Income before income taxes	(13,441)	41,613	(55,054)
Provision for income taxes	—	567	(567)
Net (loss) income	$(13,441)	$41,046	$(54,487)

License and Research and Development Revenue

License and research and development revenue was $0.1 million for the three months ended June 30, 2016 as compared to $3.3 million for the prior year period, a decrease of $3.2 million. The decrease in revenue in the 2016 period was attributable to a decrease in revenue recognized for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements of $3.0 million and $0.2 million, respectively. These changes were attributable to a decrease in our activities related to Phase 1 clinical trials performed under our collaborations with Celgene and Jazz Pharmaceuticals.

Other Revenue

Other revenue of $50.2 million recognized during the 2015 period was attributable to our patent assignment agreement with Auspex, under which we received a one-time change in control payment from Auspex, which was acquired by Teva

Pharmaceuticals Industries Ltd. in May 2015.  For additional details regarding the one-time payment received from Auspex, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016.
As of June 30, 2016, we had deferred revenue of:

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
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three months ended June 30, 2016 and 2015, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three Months Ended June 30,
(in thousands)	2016	2015

CTP-656 external costs	$2,533	$1,288
CTP-543 external costs	2,285	189
CTP-730 external costs	—	1,781
JZP-386 external costs	10	201
External costs for other programs	473	798
Employee and contractor-related expenses	3,628	3,364
Facility and other expenses	887	799
Total research and development expenses	$9,816	$8,420
Research and development expenses were $9.8 million for the three months ended June 30, 2016, compared to $8.4 million for the prior year period, an increase of $1.4 million. This increase was primarily due to increases of $2.1 million and $1.2 million in direct external expenses associated with CTP-543 and CTP-656, respectively, which were partially attributable to the conduct of Phase 1 clinical testing during the three months ended June 30, 2016, as well as costs incurred to support the advancement of CTP-656 and CTP-543 into Phase 2 clinical testing.

The decrease in CTP-730 and JZP-386 expenses in the 2016 period of $1.8 million and $0.2 million, respectively, was attributable to the completion of clinical conduct under these programs in 2015.

General and administrative expenses

General and administrative expenses were $3.8 million for the three months ended June 30, 2016 compared to $3.3 million for the prior year period. The increase was primarily attributable to a $0.4 million increase in non-cash stock-based compensation expense in the 2016 period.

Investment income

Investment income was $0.1 million for the three months ended June 30, 2016 compared to $26 thousand for the prior year period. The increase is attributable to higher yielding investments, resulting in higher interest earned on our investments.

Interest and other expense
On October 1, 2015, our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, matured. We have fulfilled all obligations under our debt facility, and as a result, no interest expense was recorded during the three months ended June 30, 2016, as compared to $0.1 million recorded during the three months ended June 30, 2015.

Provision for income taxes

No tax provision was recorded during the three months ended June 30, 2016 due to the net loss generated. The Company recorded a tax provision of $0.6 million during the three months ended June 30, 2015, which was attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.

Comparison of the six months ended June 30, 2016 and 2015
The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars.

	Six months ended June 30,
(in thousands)	2016	2015	Change
Revenue:
License and research and development revenue	$127	$4,560	$(4,433)
Other revenue	—	50,155	(50,155)
Total revenue	127	54,715	(54,588)
Operating expenses:
Research and development	20,269	15,364	4,905
General and administrative	7,405	6,532	873
Total operating expenses	27,674	21,896	5,778
(Loss) Income from operations	(27,547)	32,819	(60,366)
Investment income	226	43	183
Interest and other expense	—	(251)	251
(Loss) Income before income taxes	(27,321)	32,611	(59,932)
Provision for income taxes	—	567	(567)
Net (loss) income	$(27,321)	$32,044	$(59,365)

License and Research and Development Revenue

License and research and development revenue was $0.1 million for the six months ended June 30, 2016 as compared to $4.6 million for the prior year period, a decrease of $4.4 million. The decrease in revenue in the 2016 period was primarily due to a decrease in revenue recognized for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements of $3.7 million and $0.6 million, respectively. These changes were attributable to a decrease in our activities related to Phase 1 clinical trials performed under our collaborations with Celgene and Jazz Pharmaceuticals. During the six months ended June 30, 2015, we also recognized $0.1 million in revenue attributable to intellectual property cost reimbursements under our Avanir collaboration agreement.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the six months ended June 30, 2016 and 2015, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Six Months Ended June 30,
(in thousands)	2016	2015

CTP-656 external costs	$6,691	$1,911
CTP-543 external costs	3,242	201
CTP-730 external costs	30	2,176
JZP-386 external costs	19	1,005
External costs for other programs	1,013	1,612
Employee and contractor-related expenses	7,550	6,916
Facility and other expenses	1,724	1,543
Total research and development expenses	$20,269	$15,364
Research and development expenses were $20.3 million for the six months ended June 30, 2016, compared to $15.4 million for the prior year period, an increase of $4.9 million. This increase was primarily due to an increase of $4.8 million and $3.0 million in direct external expenses associated with CTP-656 and CTP-543, respectively, which were partially attributable to the conduct of Phase 1 clinical testing during the six months ended June 30, 2016, as well as costs incurred to support the advancement of CTP-656 and CTP-543 into Phase 2 clinical testing. The increase in employee and contractor-related expenses of $0.6 million was attributable to higher compensation expenses as compared to the 2015 period, primarily due to an increase in headcount.

The decrease in CTP-730 and JZP-386 expenses in the 2016 period of $2.1 million and $1.0 million, respectively, was attributable to the completion of clinical conduct under these programs in 2015. The decrease of $0.6 million in external costs for other programs in the 2016 period was primarily attributable to the discontinuation of our CTP-354 program and the completion of clinical evaluation of the CTP-499 program.

General and administrative expenses

General and administrative expenses were $7.4 million for the six months ended June 30, 2016 compared to $6.5 million for the prior year period. The increase was primarily attributable to a $0.8 million increase in non-cash stock-based compensation expense in the 2016 period.

Investment income

Investment income was $0.2 million for the six months ended June 30, 2016 compared to $43 thousand for the prior year period. The increase is attributable to higher yielding investments, resulting in higher interest earned on our investments.
Interest and other expense
On October 1, 2015, our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, matured. We have fulfilled all obligations under our debt facility, and as a result, no interest expense was recorded during the six months ended June 30, 2016, as compared to $0.3 million recorded during the six months ended June 30, 2015.

Provision for income taxes

No tax provision was recorded during the six months ended June 30, 2016 due to the net loss generated. The Company recorded a tax provision of $0.6 million during the six months ended June 30, 2015, which was attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception and through June 30, 2016, we have financed our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. We anticipate that we will continue to incur losses for at least the next several years and we expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.

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
As of June 30, 2016 we had cash and cash equivalents and investments of $118.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(23,574)	$29,936
Investing activities	(15,524)	(64,107)
Financing activities	239	43,342
Net (decrease) increase in cash and cash equivalents	$(38,859)	$9,171
Operating activities. The cash provided by or used for operating activities generally approximates our net (loss) income adjusted for non-cash items and changes in operating assets and liabilities. During the six months ended June 30, 2016, our operating activities used cash of $23.6 million as compared to cash provided by operating activities of $29.9 million during the prior year period. The change in cash (used in) provided by operating activities was primarily attributable to the receipt of $50.2 million from Auspex for a change in control payment during the six months ended June 30, 2015. Excluding this one-time cash payment, cash used in operating activities would have been approximately $20.3 million during the six months ended June 30, 2015. Cash used in operating activities during the 2016 period was primarily driven by our development activities associated with CTP-656 and CTP-543, our wholly owned development programs.
Investing activities. Net cash used in investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the six months ended June 30, 2016 and 2015 was $75.9 million and $107.1 million, respectively. Net cash provided by maturities of investments for the six months ended June 30, 2016 and 2015 was $60.6 million and $43.4 million, respectively. Purchases of fixed assets for the six months ended June 30, 2016 and 2015 was $0.2 million and $0.4 million, respectively.

Financing activities. During the six months ended June 30, 2016 and 2015, our financing activities provided cash of $0.2 million and $43.3 million, respectively. The cash provided by financing activities during the six months ended June 30, 2016 was attributable to proceeds from the exercise of stock options. The cash provided by financing activities during the prior year period was primarily due to the receipt of net public offering proceeds of $46.7 million in March 2015, partially offset by principal payments of $4.2 million under our debt facility with Hercules, which matured on October 1, 2015.

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
Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of June 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements into 2018. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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
Contractual obligations
During the six months ended June 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2016 and December 31, 2015, we had $118.4 million and $142.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of June 30, 2016 would not have a material effect on the fair market value of our cash equivalents and short term investments.
We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2016.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
We have incurred significant annual net operating losses in every year since our inception, except for fiscal year 2015. Although we were profitable for fiscal year 2015, as a result of a one-time payment of $50.2 million that we received in June 2015 as a result of our patent assignment agreement with Auspex, we expect to incur significant annual net operating losses in future periods. As of June 30, 2016, we had an accumulated deficit of $148.5 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations and patent assignment agreement. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of June 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements into 2018. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
The deuterated compounds that we produce and seek to develop can have similar pharmacological properties as their corresponding non-deuterated compounds. Therefore, we believe that we, or our collaborators, may, in some instances, be able to obtain clearance from the FDA or comparable foreign regulatory authorities to follow expedited development programs for some deuterated compounds that reference and rely on findings previously obtained from prior non-clinical studies or clinical trials of the corresponding non-deuterated compounds. For example, the FDA has agreed that we will be able to develop CTP-656 as a monotherapy for certain cystic fibrosis patients under a 505(b)(2) regulatory pathway, using Kalydeco as the reference drug. This approach will allow us to rely on the established safety and efficacy of Kalydeco for our NDA, potentially decreasing the time and/or expense necessary to file the NDA. However, the extent to which we will be able to reference that data will be the subject of future negotiation with the FDA and will depend on data that is developed during our clinical development of CTP-656.
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
Avanir is developing AVP-786 for the treatment of agitation associated with Alzheimer's Disease and other neurologic or psychological disorders. There are marketed drugs and product candidates in clinical development for each indication. Intra-Cellular Therapies is developing a treatment for agitation in patients with dementia, including Alzheimer's Disease.
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
We are developing CTP-543 as an oral agent for the treatment of alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. The non-deuterated analog of CTP-543, ruxolitinib, is being developed as a topical treatment for alopecia areata by Incyte, who markets ruxolitinib (Jakafi®) in the U.S. for myelofibrosis and polycythemia vera. Ruxolitinib is a Janus kinase, or JAK, inhibitor. Aclaris Therapeutics is pursuing the development of other JAK inhibitors for alopecia areata, potentially both as oral and as topical agents. Other groups, including Leo Pharma and various academic investigators, are conducting or have conducted efficacy trials in alopecia areata, including with currently approved JAK inhibitors such as ruxolitinib and tofacitinib (Xeljanz®).
JZP-386 is being developed for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The current standard of care is sodium oxybate. Flamel Technologies is developing an extended release formulation of sodium oxybate for the treatment of narcolepsy.
CTP-730 is a phosphodiesterase 4, or PDE4, inhibitor that has potential for the treatment of various inflammatory diseases. The non-deuterated drug apremilast is marketed for certain types of psoriasis and psoriatic arthritis. It is also being evaluated for efficacy in other chronic inflammatory diseases. If CTP-730 receives marketing approval, the competition it may face will depend on the particular inflammatory disease for which it receives approval.
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
Many pharmaceutical and biotechnology companies have begun to cover deuterated analogs of their product candidates in patent applications and may develop these deuterated compounds. Some of these pharmaceutical and biotechnology companies may have significantly greater financial resources and expertise in research and development, manufacturing, non-clinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. In addition, other companies are broadly utilizing deuterium substitution for drug development, including Auspex Pharmaceuticals, Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and DeuteRx LLC. In some cases, these competitors may be interested in developing deuterated compounds that we may be interested in developing for ourselves. In addition, these competitors may enter into collaborative arrangements or business combinations that result in their ability to research and develop deuterated compounds more effectively than us. Our potential competitors also include academic institutions, government agencies and other public and private research organizations.
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
Under the Orphan Drug Act, if the FDA has granted a drug orphan disease exclusivity with respect to an orphan indication, which is generally defined as a disease or condition with a patient population of less than 200,000 patients in the United States annually, the FDA cannot approve a new drug application for the same drug and for the same orphan indication until the end of the exclusivity period of seven years following approval of the orphan drug unless the new product can demonstrate clinical superiority. If one of our deuterium-modified analogs is deemed by the FDA to be the same drug for the same indication as a corresponding non-deuterium modified drug that has orphan drug exclusivity, we may be prevented from marketing our drug during the exclusivity period.
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
Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Some of our current and future product candidates are based on products that are covered by issued patents or patent applications, the holders of which may attempt to assert claims against us. To date, we are not aware of any judicial decision holding that a patent that covers a non-deuterated compound should be construed to also cover deuterated analogs thereof, absent specific claims with respect to the deuterated analogs. However, any such judicial decision, or legal proceedings asserting such claims, could increase the likelihood of potential infringement claims being asserted against us. If any third party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.
For example, CTP-656 is a deuterium-modified version of ivacaftor and CTP-543 is a deuterium-modified version of ruxolitinib. Ivacaftor is marketed by Vertex under the name Kalydeco and ruxolitinib is marketed in the U.S. by Incyte under the name Jakafi. Vertex currently has patents covering ivacaftor that may be unexpired if and when we seek marketing approval for CTP-656, and Incyte has patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. In addition, Columbia University is the assignee of a patent claiming the use of ruxolitinib for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for CTP-543. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market, or prevent us from marketing, CTP-656 or CTP-543.
There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the relevant patent claims or that these patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. We may also assert that a patent claim for a corresponding non-deuterated compound does not cover our product. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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
In addition, as of July 29, 2016, there were 2,975,298 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of July 29, 2016, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of June 30, 2016, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 50.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

CONCERT PHARMACEUTICALS, INC.

Date:	August 9, 2016	By:	/s/ Ryan Daws

Ryan Daws Chief Financial Officer

Exhibit Index

Exhibit number	Description

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.