Form 10-Q
period 2016-09-30
CONCERT PHARMACEUTICALS, INC.
filed 2016-11-08
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 3, 2016: 22,274,271

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$29,803	$92,510
Investments, available for sale	78,189	49,680
Interest receivable	323	181
Accounts receivable	21	70
Prepaid expenses and other current assets	1,432	1,667
Total current assets	109,768	144,108
Property and equipment, net	2,176	2,346
Restricted cash	400	400
Other assets	18	78
Total assets	$112,362	$146,932
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,449	$501
Accrued expenses and other liabilities	4,236	4,772
Income taxes payable	—	75
Deferred revenue, current portion	1,213	1,279
Total current liabilities	6,898	6,627
Deferred revenue, net of current portion	8,854	8,891
Deferred lease incentive, net of current portion	331	573
Deferred rent, net of current portion	139	206
Total liabilities	16,222	16,297
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2016 and 2015, respectively
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 22,240,974 and 22,166,803 shares issued and 22,239,337 and 22,165,166 outstanding in 2016 and 2015, respectively	22	22
Additional paid-in capital	255,924	251,793
Accumulated other comprehensive income (loss)	33	(18)
Accumulated deficit	(159,839)	(121,162)
Total stockholders’ equity	96,140	130,635
Total liabilities and stockholders’ equity	$112,362	$146,932
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
License and research and development revenue	$26	$1,709	$153	$6,269
Other revenue	—	—	—	50,155
Total revenue	26	1,709	153	56,424
Operating expenses:
Research and development	8,054	7,135	28,323	22,499
General and administrative	3,440	3,268	10,845	9,800
Total operating expenses	11,494	10,403	39,168	32,299
(Loss) Income from operations	(11,468)	(8,694)	(39,015)	24,125
Investment income	112	37	338	80
Interest and other expense	—	(58)	—	(309)
(Loss) Income before income taxes	(11,356)	(8,715)	(38,677)	23,896
(Benefit) Provision for income taxes	—	(161)	—	406
Net (loss) income	$(11,356)	$(8,554)	$(38,677)	$23,490
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(10)	33	51	34
Comprehensive (loss) income	$(11,366)	$(8,521)	$(38,626)	$23,524

Net (loss) income per share applicable to common stockholders — basic	$(0.51)	$(0.39)	$(1.74)	$1.13
Net (loss) income per share applicable to common stockholders — diluted	$(0.51)	$(0.39)	$(1.74)	$1.07

Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders— basic	22,229	21,949	22,215	20,824
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders— diluted	22,229	21,949	22,215	21,918
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net (loss) income	$(38,677)	$23,490
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	655	577
Stock-based compensation expense	3,831	2,155
Accretion of premiums and discounts on investments	401	553
Amortization of discount on loan payable	—	74
Amortization of deferred financing costs	—	28
Amortization of deferred lease incentive	(235)	(230)
Loss on disposal of asset	2	4
Changes in operating assets and liabilities:
Accounts receivable	57	886
Interest receivable	(142)	31
Prepaid expenses and other current assets	234	168
Other assets	59	25
Accounts payable	954	928
Accrued expenses and other liabilities	(778)	(1,207)
Income taxes payable	(75)	86
Deferred rent	(29)	(58)
Deferred revenue	(103)	(5,480)
Net cash (used in) provided by operating activities	(33,846)	22,030
Investing activities
Purchases of property and equipment	(295)	(727)
Purchases of investments	(126,785)	(143,303)
Maturities of investments	97,926	87,350
Net cash used in investing activities	(29,154)	(56,680)
Financing activities
Principal payments on loan payable	—	(6,400)
Proceeds from sale of common stock, net of underwriting discounts and commissions	—	46,995
Proceeds from exercise of stock options	293	1,584
Income tax benefit from exercise of stock options	—	95
Payment of public offering costs	—	(310)
Net cash provided by financing activities	293	41,964
Net (decrease) increase in cash and cash equivalents	(62,707)	7,314
Cash and cash equivalents at beginning of period	92,510	13,396
Cash and cash equivalents at end of period	$29,803	$20,710
Supplemental cash flow information:
Cash paid for interest	$—	$282
Cash paid for income taxes	$85	$225
Purchases of property and equipment unpaid at period end	$235	$103
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
The Company had cash and cash equivalents and investments of $108.0 million at September 30, 2016. The Company believes that its cash and cash equivalents and investments at September 30, 2016 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies.
Unless otherwise indicated, all amounts are in thousands except share and per share amounts.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other future period.
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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company’s fiscal year 2016 and for interim periods beginning in the first quarter of fiscal 2017. If this standard had been adopted as of September 30, 2016, the Company believes it would have concluded there was not substantial doubt about its ability to continue as a going concern. However, the Company's disclosures in future periods may be affected by the adoption of this accounting standard.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its financial statements and related disclosures.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of September 30, 2016 and December 31, 2015 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total

September 30, 2016
Cash equivalents:
Money market funds	$21,173	$—	$—	$21,173
Government agency securities	6,783	1,004	—	7,787
Investments, available for sale:
U.S. Treasury obligations	22,820	—	—	22,820
Government agency securities	41,709	13,660	—	55,369
Total	$92,485	$14,664	$—	$107,149

	Level 1	Level 2	Level 3	Total
December 31, 2015
Cash equivalents:
Money market funds	$52,221	$—	$—	$52,221
U.S. Treasury obligations	5,001	—	—	5,001
Government agency securities	—	34,390	—	34,390
Investments, available for sale:
U.S. Treasury obligations	9,781	—	—	9,781
Government agency securities	19,578	20,321	—	39,899
Total	$86,581	$54,711	$—	$141,292

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
Cash, cash equivalents and investments, available for sale included the following at September 30, 2016 and December 31, 2015:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value

September 30, 2016
Cash		$843	$—	$—	$843
Money market funds		21,173	—	—	21,173
Government agency securities	14 days	7,787	—	—	7,787
Cash and cash equivalents		$29,803	$—	$—	$29,803
U.S. Treasury obligations	139 days	22,800	20	—	22,820
Government agency securities	155 days	55,356	13	—	55,369
Investments, available for sale		$78,156	$33	$—	$78,189

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2015
Cash		$898	$—	$—	$898
Money market funds		52,221	—	—	52,221
U.S. Treasury obligations	31 days	5,002	—	(1)	5,001
Government agency securities	41 days	34,389	1	—	34,390
Cash and cash equivalents		$92,510	$1	$(1)	$92,510

U.S. Treasury obligations	42 days	9,785	—	(4)	9,781
Government agency securities	104 days	39,913	1	(15)	39,899
Investments, available for sale		$49,698	$1	$(19)	$49,680
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

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Accrued professional fees and other	$801	$732
Employee compensation and benefits	1,782	2,503
Research and development expenses	1,242	1,171
Deferred lease incentive, current portion	322	315
Deferred rent, current portion	89	51
	$4,236	$4,772

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
During the three months ended September 30, 2016, the Company recognized revenue of $9 thousand for the R&D Services and Supply Deliverables, as compared to $1.7 million recognized during the three months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, the Company recognized revenue of $68 thousand and $5.4 million, respectively, for the R&D Services and Supply Deliverables. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
As of September 30, 2016, there was $7.3 million of deferred revenue related to the Company’s collaboration with Celgene, $1.2 million of which relates to the Supply Deliverable and R&D Services Deliverable and was classified as a current liability and $6.1 million of which relates to the First and Second Discount Deliverables and was classified as a noncurrent liability, in the accompanying condensed consolidated balance sheet.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
For the three months ended September 30, 2016 and 2015, the Company recognized revenue of $18 thousand and $40 thousand, respectively, related to the performance of development support services. For the nine months ended September 30, 2016 and 2015, the Company recognized revenue of $86 thousand and $0.7 million, respectively, related to the performance of development support services.
Avanir
In February 2012, the Company entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, under which the Company granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan containing products. Avanir is currently focused on developing AVP-786, which is a combination of deudextromethorphan and an ultra-low dose of quinidine. Subsequent to the Company’s development and license agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.
Since June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has received intellectual property cost reimbursements.
Under the agreement, the Company received a non-refundable upfront payment of $2.0 million and has received milestone payments of $6.0 million. The Company is also eligible to earn, with respect to licensed products comprising a combination of deudextromethorphan and quinidine, up to $37.0 million in regulatory and commercial launch milestone payments, of which $21.5 million in development and regulatory milestone payments are associated with the first indication, and up to $125.0 million in sales-based milestone payments. The next milestone payments that the Company may be entitled to receive are $5.0 million upon acceptance for filing of a New Drug Application, or NDA, $3.0 million upon acceptance for filing of a Marketing Authorization Application, or MAA, and $1.5 million upon acceptance for filing of a NDA by the Ministry of Health, Labour and Welfare, or MHLW, related to AVP-786. In addition, the Company is eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deudextromethorphan only in combination with quinidine.
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
Effective January 1, 2016, an additional 886,606 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of September 30, 2016, there were 1,681,339 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Research and development	$532	$320	$1,638	$925
General and administrative	730	524	2,193	1,230
Total stock-based compensation expense	$1,262	$844	$3,831	$2,155

Stock Options
Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three and nine months ended September 30, 2016 and 2015 reflect the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected volatility	78.07%	78.32%	78.29%	73.09%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.28%	1.56%	1.35%	1.67%
Expected dividend yield	—%	—%	—%	—%
For the three and nine months ended September 30, 2016 and 2015, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$6.75	$12.99	$10.47	$10.01
Aggregate grant date fair value of options vested during the year	$1,143	$805	$3,527	$2,735
Total cash received from exercises of stock options	$54	$764	$293	$1,584
Total intrinsic value of stock options exercised	$101	$2,954	$729	$7,077
The following is a summary of stock option activity for the nine months ended September 30, 2016:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2015	2,244,177	$8.10
Granted	959,050	$15.49
Exercised	(74,171)	$4.04
Forfeited or expired	(76,441)	$14.92
Outstanding at September 30, 2016	3,052,615	$10.35	6.82	$6,587
Exercisable at September 30, 2016	1,647,714	$7.57	5.41	$6,042
Vested and expected to vest at September 30, 2016 (1)	2,941,766	$10.20	6.75	$6,557

(1)
This represents the number of vested stock option shares as of September 30, 2016, plus the number of unvested stock option shares that the Company estimated as of September 30, 2016 would vest, based on the unvested stock option shares at September 30, 2016 and an estimated forfeiture rate of 6%.

As of September 30, 2016, there was $11.7 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, expect per share amounts)
Numerator:
Net (loss) income applicable to common stockholders - basic and diluted	$(11,356)	$(8,554)	$(38,677)	$23,490
Denominator:
Weighted average shares outstanding - basic	22,229	21,949	22,215	20,824
Dilutive stock options	—	—	—	1,088
Dilutive warrants	—	—	—	6
Weighted average shares outstanding - diluted	22,229	21,949	22,215	21,918

Net (loss) income per share applicable to common stockholders:
Basic	$(0.51)	$(0.39)	$(1.74)	$1.13
Diluted	$(0.51)	$(0.39)	$(1.74)	$1.07
Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Stock options	571	1,066	668	477
Warrants	71	71	71	65

9. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2016, the Company forecast an ordinary pre-tax loss for the year ended December 31, 2016 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the three or nine months ended September 30, 2016.

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

Clinical Development of CTP-656

In the third quarter of 2015, we completed a single ascending dose Phase 1 trial in healthy volunteers which included a comparison of CTP-656 with a single dose of Kalydeco. The single ascending dose Phase 1 clinical trial evaluated three doses (75, 150 and 300 mg) of CTP-656, each as an aqueous suspension formulation, and a single 150 mg dose of Kalydeco in a crossover design with the 150 mg dose of CTP-656. The single ascending dose findings support once-daily administration of CTP-656 based on a half-life in the range of 14 to 17 hours. CTP-656 was well-tolerated across all dose groups. There were no serious adverse events reported in subjects who received CTP-656.

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

A multiple ascending dose Phase 1 clinical trial was conducted in two parts to assess the safety, tolerability and pharmacokinetics of CTP-656 in a tablet formulation. In February 2016, we announced results from Part 1 of the multiple ascending dose trial, which was a single-dose crossover of 150 mg of CTP-656 in a tablet formation with a single 150 mg dose of Kalydeco in its commercial tablet formulation. In Part 1 of this trial, CTP-656 provided an improved pharmacokinetic profile compared to Kalydeco, with exposure parameters similar to those previously reported with the aqueous suspension formulation of CTP-656.

In April 2016, we announced results from Part 2 of the CTP-656 multiple ascending dose trial. The second part assessed placebo and three doses of CTP-656, including 75 mg, 150 mg, and 225 mg, in each case given in tablet form once-daily for seven days. CTP-656 provided enhanced exposure to the parent drug and less exposure to metabolites after repeat dosing, confirming the differentiated metabolic profile of CTP-656 relative to Kalydeco. Results indicated that the average plasma half-life of CTP-656 across all doses was approximately 18 hours at steady state. CTP-656 showed a dose-proportional increase in exposure with repeated dosing for the 75 mg and 150 mg doses. The 225 mg dose group showed higher than dose-proportional exposure. Results of the Phase 1 trial also showed that CTP-656 was well-tolerated with a safety profile comparable to that of Kalydeco.

Also in April 2016, we announced initial results from a food effect trial with CTP-656. In the trial, we found that exposures to CTP-656 dosed with a medium fat-containing meal and with a low fat-containing meal were similar, and both were consistent with the exposure previously observed following dosing CTP-656 with a high-fat meal.

We expect to open an Investigational New Drug application, or IND, in the fourth quarter of 2016 to commence our Phase 2 clinical trial in patients who have gating mutations, including the G551D mutation.

CTP-543
CTP-543 is an oral selective inhibitor of certain Janus kinases, known as JAK1 and JAK2, that we are developing for the treatment of alopecia areata, an autoimmune disease that results in partial or complete loss of hair on the scalp and body. There are currently no FDA-approved treatments for alopecia areata. CTP-543 was discovered by applying our deuterium chemistry technology to modify ruxolitinib, which is marketed by Incyte Corporation under the name Jakafi® in the U.S. for the treatment of myelofibrosis and polycythemia vera. Ruxolitinib has been used in an academic investigator-sponsored clinical trial and has been shown to promote hair growth in individuals with alopecia areata. We conducted preclinical studies demonstrating that CTP-543 retains ruxolitinib’s JAK1and JAK2 inhibition profile and showing improved metabolic stability relative to ruxolitinib. We initiated the first part of our Phase 1 clinical evaluation of CTP-543 in May 2016. The first part was designed to assess the safety, tolerability and pharmacokinetics of CTP-543 in a double-blind single-ascending dose of CTP-543. Following the completion of the first part of the Phase 1 trial, we initiated a double-blind, placebo-controlled multiple-ascending dose of CTP-543 designed to assess once-daily or twice-daily dosing for seven consecutive days. We expect to report top-line safety and pharmacokinetic data upon completion of the multiple-dose Phase 1 program in the fourth quarter of 2016 and initiate a Phase 2 efficacy study in the first half of 2017 in patients with alopecia areata.

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

•
AVP-786 is a combination of deudextromethorphan and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders. Avanir is conducting several Phase 2 and Phase 3 clinical trials to evaluate AVP-786, the most advanced of which are Phase 3 clinical trials for the treatment of agitation associated with Alzheimer’s disease.

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

•
JZP-386 is a product candidate containing a deuterated sodium oxybate analog for potential use in patients with narcolepsy. We have granted Jazz Pharmaceuticals worldwide rights to develop and commercialize deuterated sodium oxybate analogs, including JZP-386. JZP-386 is being developed for the potential treatment of patients with narcolepsy. In May 2015, we and Jazz Pharmaceuticals announced the completion of a Phase 1 clinical study. In the Phase 1 study, JZP-386 demonstrated favorable deuterium-related effects, including higher serum concentrations and correspondingly increased pharmacodynamic effects at clinically relevant time points compared to Xyrem® (sodium oxybate) oral solution. The safety profile of JZP-386 was similar to that observed with Xyrem®. Jazz Pharmaceuticals is responsible for any further development of JZP-386, however JZP-386 has not advanced into new trials at this time.

Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake non-clinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $159.8 million since inception through September 30, 2016 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs.

We have incurred net losses in each year from our inception in 2006, except for fiscal year 2015. We incurred a net loss of $38.7 million during the nine months ended September 30, 2016. We generated net income of $24.2 million during the year ended December 31, 2015, which was primarily the result of a $50.2 million one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, as discussed further in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016. Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under our current development programs. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Avanir

In February 2012, we entered into a development and license agreement with Avanir under which we granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deudextromethorphan analogs. Avanir is currently focused on developing AVP-786, which is a combination of deudextromethorphan and an ultra- low dose of quinidine, for the treatment of neurologic and psychiatric disorders. In January 2015, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.
Under the agreement, we received a non-refundable upfront payment of $2.0 million and have received milestone payments of $6.0 million. We have the potential to earn up to $162.0 million in additional development, regulatory and sales-based milestone payments, of which $21.5 million in development and regulatory milestone payments are associated with the first indication. The next anticipated milestone payments that we may be entitled to receive are $5.0 million upon acceptance for filing of a NDA, $3.0 million upon acceptance for filing of a MAA, and $1.5 million upon acceptance for filing of a NDA by the MHLW related to AVP-786. Avanir also is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis.
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

During the three months ended September 30, 2016, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 1, 2016.
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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for our fiscal 2016 and annual financial statements and for interim periods beginning in the first quarter of fiscal 2017. If this standard had been adopted as of September 30, 2016, we believe that we would have concluded there was not substantial doubt about our ability to continue as a going concern. However, our disclosures in future periods may be affected by the adoption of this accounting standard.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact ASU 2016-13 will have on our financial statements and related disclosures.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2016 and 2015
The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars.

	Three months ended September 30,
(in thousands)	2016	2015	Change
Revenue:
License and research and development revenue	$26	$1,709	$(1,683)
Total revenue	26	1,709	(1,683)
Operating expenses:
Research and development	8,054	7,135	919
General and administrative	3,440	3,268	172
Total operating expenses	11,494	10,403	1,091
Loss from operations	(11,468)	(8,694)	(2,774)
Investment income	112	37	75
Interest and other expense	—	(58)	58
Loss before income taxes	(11,356)	(8,715)	(2,641)
Benefit from income taxes	—	(161)	161
Net loss	$(11,356)	$(8,554)	$(2,802)

License and Research and Development Revenue

License and research and development revenue was $26 thousand for the three months ended September 30, 2016 as compared to $1.7 million for the prior year period, a decrease of approximately $1.7 million. The decrease in revenue in the 2016 period was attributable to a decrease in revenue recognized for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements of $1.7 million and $23 thousand, respectively. These changes were attributable to the completion of clinical conduct under these programs in 2015.

As of September 30, 2016, we had deferred revenue of:

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

•	$2.8 million related to a payment received from GlaxoSmithKline, or GSK, that we will not recognize as revenue until all repayment obligations lapse.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three months ended September 30, 2016 and 2015, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three Months Ended September 30,
(in thousands)	2016	2015

CTP-656 external costs	$1,315	$707
CTP-543 external costs	1,769	1,251
CTP-730 external costs	2	474
JZP-386 external costs	—	57
External costs for other programs	371	480
Employee and contractor-related expenses	3,694	3,370
Facility and other expenses	903	796
Total research and development expenses	$8,054	$7,135
Research and development expenses were $8.1 million for the three months ended September 30, 2016, compared to $7.1 million for the prior year period, an increase of $0.9 million. This increase was primarily due to increases of $0.6 million and $0.5 million in direct external expenses associated with CTP-656 and CTP-543, respectively. The increase in CTP-656 expenses were primarily attributable to non-clinical and manufacturing costs incurred to support the program in Phase 2 clinical testing. The increase in CTP-543 expenses was primarily attributable to the conduct of Phase 1 clinical testing during the three months ended September 30, 2016, as well as manufacturing costs incurred to support the advancement of CTP-543 into Phase 2 clinical testing. The increase in employee and contractor-related expenses of $0.3 million was primarily attributable to an increased headcount in the three months ended September 30, 2016.

The decrease in CTP-730 and JZP-386 expenses in the 2016 period of $0.5 million and $0.1 million, respectively, was attributable to the completion of clinical conduct under these programs in 2015. The decrease of $0.1 million in external costs for other programs in the 2016 period was primarily attributable to the discontinuation of our CTP-354 program and the completion of clinical evaluation of the CTP-499 program.

General and administrative expenses

General and administrative expenses were $3.4 million for the three months ended September 30, 2016 compared to $3.3 million for the prior year period. The increase was primarily attributable to a $0.2 million increase in non-cash stock-based compensation expense in the 2016 period, partially offset by a decrease in professional expenses.

Investment income

Investment income was $0.1 million for the three months ended September 30, 2016 compared to $37 thousand for the prior year period. The increase is attributable to higher yielding investments, resulting in higher interest earned on our investments.
Interest and other expense
On October 1, 2015, our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, matured. We have fulfilled all obligations under our debt facility, and as a result, no interest expense was recorded during the three months ended September 30, 2016, as compared to $0.1 million recorded during the three months ended September 30, 2015.

Provision for income taxes

No tax provision was recorded during the three months ended September 30, 2016 due to the net loss generated. The Company recorded a tax benefit of $0.2 million during the three months ended September 30, 2015. We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year.

Comparison of the nine months ended September 30, 2016 and 2015
The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars.

	Nine months ended September 30,
(in thousands)	2016	2015	Change
Revenue:
License and research and development revenue	$153	$6,269	$(6,116)
Other revenue	—	50,155	(50,155)
Total revenue	153	56,424	(56,271)
Operating expenses:
Research and development	28,323	22,499	5,824
General and administrative	10,845	9,800	1,045
Total operating expenses	39,168	32,299	6,869
(Loss) Income from operations	(39,015)	24,125	(63,140)
Investment income	338	80	258
Interest and other expense	—	(309)	309
(Loss) Income before income taxes	(38,677)	23,896	(62,573)
Provision for income taxes	—	406	(406)
Net (loss) income	$(38,677)	$23,490	$(62,167)

License and Research and Development Revenue

License and research and development revenue was $0.2 million for the nine months ended September 30, 2016 as compared to $6.3 million for the prior year period, a decrease of $6.1 million. The decrease in revenue in the 2016 period was primarily due to a decrease in revenue recognized for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements of $5.4 million and $0.6 million, respectively. These changes were attributable to the completion of clinical conduct under these programs in 2015. During the nine months ended September 30, 2015, we also recognized $0.1 million in revenue attributable to intellectual property cost reimbursements under our Avanir collaboration agreement.

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

Research and development expenses
The following table summarizes our external research and development expenses, by program, for the nine months ended September 30, 2016 and 2015, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Nine Months Ended September 30,
(in thousands)	2016	2015

CTP-656 external costs	$8,006	$2,618
CTP-543 external costs	5,011	1,452
CTP-730 external costs	32	2,650
JZP-386 external costs	19	1,062
External costs for other programs	1,384	2,092
Employee and contractor-related expenses	11,244	10,286
Facility and other expenses	2,627	2,339
Total research and development expenses	$28,323	$22,499
Research and development expenses were $28.3 million for the nine months ended September 30, 2016, compared to $22.5 million for the prior year period, an increase of $5.8 million. This increase was primarily due to an increase of $5.4 million and $3.6 million in direct external expenses associated with CTP-656 and CTP-543, respectively, which were partially attributable to the conduct of Phase 1 clinical testing during the nine months ended September 30, 2016, as well as costs incurred to support the advancement of CTP-656 and CTP-543 into Phase 2 clinical testing. The increase in employee and contractor-related expenses of $1.0 million was attributable to higher compensation expenses as compared to the 2015 period, primarily due to an increase in headcount.

The decrease in CTP-730 and JZP-386 expenses in the 2016 period of $2.6 million and $1.0 million, respectively, was attributable to the completion of clinical conduct under these programs in 2015. The decrease of $0.7 million in external costs for other programs in the 2016 period was primarily attributable to the discontinuation of our CTP-354 program and the completion of clinical evaluation of the CTP-499 program.

General and administrative expenses

General and administrative expenses were $10.8 million for the nine months ended September 30, 2016 compared to $9.8 million for the prior year period. The increase was primarily attributable to a $1.0 million increase in non-cash stock-based compensation expense in the 2016 period.

Investment income

Investment income was $0.3 million for the nine months ended September 30, 2016 compared to $0.1 million for the prior year period. The increase is attributable to higher yielding investments, resulting in higher interest earned on our investments.
Interest and other expense
On October 1, 2015, our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, matured. We have fulfilled all obligations under our debt facility, and as a result, no interest expense was recorded during the nine months ended September 30, 2016, as compared to $0.3 million recorded during the nine months ended September 30, 2015.

Provision for income taxes

No tax provision was recorded during the nine months ended September 30, 2016 due to the net loss generated. The Company recorded a tax provision of $0.4 million during the nine months ended September 30, 2015, which was attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception and through September 30, 2016, we have financed our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. We anticipate that we will continue to incur losses for at least the next several years and we expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements.
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
As of September 30, 2016 we had cash and cash equivalents and investments of $108.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(33,846)	$22,030
Investing activities	(29,154)	(56,680)
Financing activities	293	41,964
Net (decrease) increase in cash and cash equivalents	$(62,707)	$7,314
Operating activities. The cash provided by or used for operating activities generally approximates our net (loss) income adjusted for non-cash items and changes in operating assets and liabilities. During the nine months ended September 30, 2016, our operating activities used cash of $33.8 million as compared to cash provided by operating activities of $22.0 million during the prior year period. The change in cash (used in) provided by operating activities was primarily attributable to the receipt of $50.2 million from Auspex for a change in control payment during the nine months ended September 30, 2015. Excluding this one-time cash payment, cash used in operating activities would have been approximately $28.1 million during the nine months ended September 30, 2015. Cash used in operating activities during the 2016 period was primarily driven by our development activities associated with CTP-656 and CTP-543, our wholly owned development programs.
Investing activities. Net cash used in investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the nine months ended September 30, 2016 and 2015 was $126.8 million and $143.3 million, respectively. Net cash provided by maturities of investments for the nine months ended September 30, 2016 and 2015 was $97.9 million and $87.4 million, respectively. Purchases of fixed assets for the nine months ended September 30, 2016 and 2015 was $0.3 million and $0.7 million, respectively.

Financing activities. During the nine months ended September 30, 2016 and 2015, our financing activities provided cash of $0.3 million and $42.0 million, respectively. The cash provided by financing activities during the nine months ended September 30, 2016 was attributable to proceeds from the exercise of stock options. The cash provided by financing activities during the prior year period was primarily due to the receipt of net public offering proceeds of $46.7 million in March 2015, partially offset by principal payments of $6.4 million under our debt facility with Hercules, which matured on October 1, 2015.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of September 30, 2016, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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
Contractual obligations
During the nine months ended September 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of September 30, 2016 and December 31, 2015, we had $108.0 million and $142.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of September 30, 2016 would not have a material effect on the fair market value of our cash equivalents and short term investments.
We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended September 30, 2016.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
We have incurred significant annual net operating losses in every year since our inception, except for fiscal year 2015. Although we were profitable for fiscal year 2015, as a result of a one-time payment of $50.2 million that we received in June 2015 as a result of our patent assignment agreement with Auspex, we expect to incur significant annual net operating losses in future periods. As of September 30, 2016, we had an accumulated deficit of $159.8 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations and patent assignment agreement. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of September 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. Our estimate as to how long we expect our existing cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
We are initially developing CTP-656 as a treatment for cystic fibrosis in patients with gating mutations. The current standard of care for the treatment of cystic fibrosis in patients who have gating mutations is ivacaftor, which is marketed by Vertex

Pharmaceuticals, Inc. under the name Kalydeco®. If CTP-656 receives marketing approval, it would compete with Kalydeco and may face competition from a number of other product candidates that are currently in clinical development, including additional candidates being developed by Vertex, among others.
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
In addition, as of October 31, 2016, there were 2,986,969 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of October 31, 2016, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of September 30, 2016, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 52.9% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

CONCERT PHARMACEUTICALS, INC.

Date:	November 8, 2016	By:	/s/ Ryan Daws

Ryan Daws Chief Financial Officer

Exhibit Index

Exhibit number	Description

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.