Form 10-K
period 2016-12-31
CONCERT PHARMACEUTICALS, INC.
filed 2017-03-06
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $135,211,000, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.
The number of shares outstanding of the registrant’s Common Stock as of February 27, 2017: 22,328,982

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
OVERVIEW

We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with approved drugs that may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage the known activity of approved drugs to expand into new indications. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas.  The following table summarizes our clinical pipeline of product candidates. All of these candidates are small molecules being developed for oral administration.

Product Candidate
Lead Indication(s)
Phase I
Phase 2
Phase 3
Market
Worldwide Rights
CTP-543
Deuterated ruxolitinib
Alopecia Areata
CoNCERT Pharmaceuticals Inc.
CTP-656*
Deuterated ivacaftor
Cystic Fibrosis
VERTEX
AVP-786
Deuterated dextromethorphan
Alzheimer's Agitation
Multiple Neurologic/Psychiatric Indications
AVANIR pharmaceuticals
Otsuka
CTP-730
Deuterated apremilast
Inflammatory Diseases
Celgene
JZP-386
Deuterated sodium oxybate
Narcolepsy
Jazz Pharmaceuticals

OUR STRATEGY
Our strategy is to apply our deuterium technology to well characterized molecules in order to leverage their known safety and efficacy profiles.  We select pipeline candidates based on the medical needs of patients, commercial opportunity, regulatory considerations, and competitive landscape.
Our approach aims to enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. Key elements of our strategy include:

•
using deuterium technology to develop deuterated product candidates with substantially improved safety, tolerability or efficacy profiles to compete directly with the non-deuterated compound in its approved indication and develop deuterated product candidates that are based on approved drugs but for new indications that we believe are promising in view of the known biology of the approved drug;

•
developing our deuterated product candidates quickly through proof-of-concept clinical trials, which could be as early as Phase 1, and then determining whether to advance it independently or with a partner; and

•	commercializing product candidates on our own, or with a strategic partner.

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
Potential advantages of product candidates based on our DCE Platform

Using our DCE Platform, we create novel drugs designed to have superior properties - including enhanced clinical safety, tolerability or efficacy - based on compounds that have established pharmacological activity. In many instances, Phase 1 clinical evaluation has the potential to demonstrate whether there will be product differentiation.
Potential advantages of our DCE Platform include the following:

•
Improved metabolic profile. An improved metabolic profile may potentially reduce or eliminate unwanted side effects or undesirable drug interactions or increase efficacy. Metabolic profile refers to the relative amounts and exposure profile of the parent drug and its metabolites in the body.

•
Increased half-life. A longer half-life may decrease the number of doses that a patient is required to take per day or provide more consistent exposure of the compound in comparison to the corresponding non-deuterated compound, potentially improving the drug’s therapeutic profile. Half-life is usually defined as the time it takes for the body to clear half of a given concentration of the drug from the plasma.

•
Avoidance of undesirable metabolism:  By avoiding first pass metabolism, we may be able to improve oral bioavailability, which could potentially lead to better efficacy at a lower dose of drug. First pass metabolism is metabolism that occurs before the drug reaches the circulatory system.

OUR PRODUCT CANDIDATES
Our pipeline is focused on leveraging our deuterium expertise and proprietary product platform to develop novel medications designed to enhance patient outcomes in diverse therapeutic areas including pulmonary diseases, including cystic fibrosis, autoimmune and inflammatory diseases, and central nervous systems (CNS) disorders. The discussion below highlights our current clinical programs including those being developed by our collaborators.
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

Ivacaftor (Kalydeco®) is a drug marketed by Vertex Pharmaceuticals, Inc., or Vertex, and initially approved for patients with the G551D gating mutation. The label has been expanded to include patients with certain other mutations. Ivacaftor is a CFTR potentiator, which keeps the CFTR protein channels on the cell surface open more often, to increase the flow of salt and water into and out of the cell. Vertex has also incorporated ivacaftor into the fixed dose combination drug, Orkambi®, which is marketed for patients homozygous for the F508del mutation.

CTP-656 Opportunity
CTP-656 is a novel, next generation potentiator that we are initially developing for the treatment of cystic fibrosis in patients who have gating mutations, including the G551D mutation. CTP-656 was discovered by applying our deuterium chemistry technology to modify ivacaftor, which is the current standard of care for this population. Due to its differentiated pharmacokinetic profile, CTP-656 has the potential to offer a greater therapeutic benefit relative to ivacaftor for this patient population. The potential benefits of CTP-656 include improved efficacy due to better treatment adherence, as a result of once-daily dosing and increased exposure to the parent drug, which is more active than the metabolites; and fewer drug-drug interactions.
CTP-656 also has the potential to be a key component of combination therapies that enable the treatment of patients having many other CFTR mutations. To advance combination therapies of CTP-656, we intend to collaborate with companies who are focused on developing drugs that target other mechanisms of action and that we believe may be suitable to combine with CTP-656.

On March 3, 2017, we entered into an Asset Purchase Agreement with Vertex, through Vertex Pharmaceuticals (Europe) Limited, pursuant to which we agreed to sell and assign, subject to the satisfaction or waiver of certain conditions, the cystic fibrosis assets of the Company, including CTP-656, for up to $250 million. Additional information concerning the sale of CTP-656 is discussed further in Note 18 in the consolidated financial statements, Item 1A. and Item 9B., each appearing elsewhere in this Annual Report on Form 10-K.

Clinical Development of CTP-656

In December 2016, we announced the initiation of a U.S.-based Phase 2 clinical trial evaluating CTP-656 in patients who have gating mutations, including the G551D mutation. The Phase 2 clinical trial is a randomized, parallel-group, double-blind, placebo-controlled, clinical trial to evaluate the safety and efficacy of CTP-656 in cystic fibrosis patients with gating mutations who are receiving stable treatment with Kalydeco. Patients enrolled in the 28-day study will receive either 20 mg, 100 mg, or 150 mg of CTP-656 once-daily or placebo. There will also be an open-label Kalydeco comparator arm in the trial. Approximately 30-40 patients will be enrolled in the Phase 2 trial. The primary endpoint of the Phase 2 trial is a change from baseline in sweat chloride at Day 28. Secondary endpoints include change in percent predicted forced expiratory volume (FEV1) and change from baseline in CFQ-R Respiratory Domain. The U.S. Phase 2 trial is being conducted at multiple study sites within the Cystic Fibrosis Foundation’s Therapeutic Development Network. Top-line data are expected by year-end 2017.

In January 2017, subsequent to the initiation of the study, the U.S. Food and Drug Administration, or FDA, informed Concert that, in order to support dose selection for Phase 3, an adequate washout period, in which Kalydeco treatment is withheld, would be required in addition to a placebo-control.

Following the Asset Purchase Agreement with Vertex, we do not intend to initiate any new clinical trials with CTP-656 at this time.

In January 2017, we also announced that the FDA granted orphan drug designation for CTP-656, which provides various incentives for companies to develop products for rare diseases affecting fewer than 200,000 people in the United States.

During 2015 and 2016, we completed multiple Phase 1 clinical trials evaluating CTP-656. In Phase 1, CTP-656 demonstrated an increase in half-life, decreased clearance, and an overall increase in exposure compared to Kalydeco. We also showed that CTP-656 plasma exposure was less dependent on dietary conditions than has been reported for Kalydeco, allowing CTP-656 to be dosed without regard to fat content of food. CTP-656 was well-tolerated and its safety profile was comparable to that of Kalydeco. No serious adverse events were reported in Phase 1 studies.

CTP-543
Background on Alopecia Areata
Alopecia areata is an autoimmune disease affecting up to 650,000 Americans at any given time and that results in partial or complete loss of hair on the scalp or body. The scalp is the most commonly affected area. Onset of the disease can occur throughout life, however, disease onset typically occurs in patients 30 years of age or younger and affects both men and women. Alopecia areata can be associated with serious psychological consequences, including anxiety and depression. There are currently no drugs approved by the U.S. Food and Drug Administration (FDA) for the treatment of alopecia areata. Alopecia areata is one of the disease areas that the FDA will focus on under its Patient-Focused Drug Development Initiative (PFDDI) in 2017. The goal of the PFDDI is to bring patient perspectives into an earlier stage of product development.

CTP-543 Opportunity
CTP-543 was discovered by applying Concert's deuterium chemistry technology to modify ruxolitinib, which is commercially available under the name Jakafi® in the United States for the treatment of certain blood disorders. Ruxolitinib has been used to treat alopecia areata in academic settings, including an investigator-sponsored clinical trial, and has been shown to promote hair growth in individuals with moderate-to-severe disease. Published findings from an open-label clinical trial of 12 patients with moderate to severe alopecia areata conducted by investigators at Columbia University demonstrated that 20 mg of ruxolitinib administered orally twice daily resulted in substantial efficacy, including nearly complete reversal of the disease in most cases, in 75% of patients.

Clinical Development of CTP-543
In 2016, we completed single and multiple ascending dose Phase 1 trials. The single and multiple ascending dose trials enrolled a total of 77 healthy volunteers. The pharmacokinetic measurements showed increased exposure with increasing doses. CTP-543 was well-tolerated across all dose groups and there were no serious adverse events reported in subjects who received CTP-543. The safety and exposure observed with 16 mg of CTP-543 twice daily appeared comparable to the reported exposure of 20 mg ruxolitinib twice daily. In the multiple ascending dose Phase 1 trial of CTP-543, pharmacodynamic analyses were performed to assess the inhibition of IL-6- and IFN-gamma-mediated JAK/STAT signaling. Consistent with the established pharmacological activity of CTP-543, a dose-related reduction in IL-6-stimulated phosphorylated STAT3 was observed. Also, IFN-gamma-mediated STAT1 signaling, which is believed to play a key role in the pathogenesis of alopecia areata, was significantly inhibited in disease-relevant immune cell types at all doses evaluated.

We also conducted a Phase 1 crossover study evaluating the metabolite profiles of CTP-543 and ruxolitinib. In this study, except for the presence of deuterium, no new metabolites were observed with CTP-543.

The Company's planned Phase 2a trial will enroll approximately 100 patients with moderate-to-severe alopecia areata. The dose-ranging trial will evaluate four active arms of CTP-543 (4, 8, 12 and 16 mg BID) and a placebo control. The primary outcome measure of the Phase 2a trial will be the effect on treating hair loss as measured by the severity of alopecia tool (SALT) after 24 weeks of dosing. The trial will include an additional 28 weeks of dosing where all patients enrolled in the study will receive CTP-543. The trial is expected to commence in the first quarter of 2017 and top-line primary outcome data are expected by the end of 2017.

Collaboration Product Candidates
We have entered into several collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. The deuterium product candidates may be developed for an existing indication or in new indications.
AVP-786
In February 2012, we granted Avanir Pharmaceuticals, Inc., or Avanir, an exclusive worldwide license to develop and commercialize deuterated dextromethorphan analogs, including the d6-dextromethorphan compound, deudextromethorphan . Subsequent to our agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and is now a wholly owned subsidiary of Otsuka America, Inc.
Avanir is developing AVP-786, which is a combination of deudextromethorphan and an ultra-low dose of quinidine.
In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with Alzheimer’s disease. It expects to enroll approximately 700 patients in two Phase 3 trials. The Phase 3 trials are expected to be completed in the third quarter of 2018.

In addition, Avanir is conducting multiple Phase 2 trials exploring additional neurological indications.

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
CTP-730 is a deuterated analog of apremilast.  Apremilast is a selective phosphodiesterase 4 (PDE4) inhibitor approved for the treatment of psoriasis and psoriatic arthritis. We have completed the Phase 1 clinical evaluation of CTP-730. Once daily dosing of 50 mg of CTP-730 administered for seven days in the Phase 1 clinical trial demonstrated similar steady state exposure to historical data for 30 mg of apremilast twice daily. Treatment with CTP-730 was generally well-tolerated and no serious adverse events were observed. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. Celgene is assessing the path forward for CTP-730. However, CTP-730 has not advanced into new trials at this time.

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
In May 2015, we and Jazz Pharmaceuticals announced the completion of a Phase 1 clinical study. Clinical data from this Phase 1 study demonstrated that JZP-386 provided favorable deuterium-related effects, including higher serum concentrations and correspondingly increased PD effects at clinically relevant time points compared to Xyrem® (sodium oxybate) oral solution. The safety profile of JZP-386 was similar to that observed with Xyrem. Jazz Pharmaceuticals is responsible for any further development of JZP-386 and is continuing to evaluate once-nightly dosing.
INTELLECTUAL PROPERTY
We protect our product candidates through the use of patents, trade secrets and careful monitoring of our proprietary know-how. Our patents and patent applications, if they issue as patents, for our lead programs expire between 2028 and 2034. The expected expiration dates are before any patent term extension to which we may be entitled under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the Hatch-Waxman Amendments) or equivalent laws in other jurisdictions where we have issued patents.
AVP-786
We hold U.S. patents and pending applications covering the composition of matter and methods of use of deudextromethorphan and other deuterated dextromethorphan analogs, as well as a U.S. patent application covering methods of use of certain other dextromethorphan compounds. These patents and patent applications are expected to expire between 2028 and 2030. We have corresponding patents and patent applications in Europe and Japan that are expected to expire in 2028. We have granted exclusive licenses under these patent rights to Avanir.
CTP-656
We hold U.S. patents covering the composition of matter of deuterated analogs of ivacaftor and methods of treating cystic fibrosis, and a corresponding U.S. patent application. The patents and the patent application are expected to expire in 2032. We have corresponding patent applications in Europe and Japan that are expected to expire in 2032. We have retained all of the CTP-656 patent rights.
CTP-543
We hold a U.S. patent covering the composition of matter of deuterated analogs of ruxolitinib and a corresponding U.S. patent application. The patent and the patent application are expected to expire in 2033. We have corresponding patent applications in Europe and Japan that are expected to expire in 2033. We have retained all of the CTP-543 patent rights.
JZP-386
We hold a U.S. patent, as well as a corresponding U.S. patent application, covering the composition of matter of deuterated analogs of sodium oxybate, including JZP-386, and methods of using them for treating certain diseases and disorders, including narcolepsy. This patent and patent application are expected to expire in 2030. We hold a corresponding European patent that is expected to expire in 2030. We also have U.S. patents covering pharmaceutical compositions of JZP-386 and methods of use of JZP-386 for treating certain diseases and disorders, including narcolepsy, as well as patent applications in the United States, Europe and Japan, covering the composition of matter and methods of use of JZP-386, that are expected to expire in 2032. We have granted exclusive licenses under these patent rights to Jazz Pharmaceuticals.
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
Under U.S. patent law, the patent term may be extended by patent term adjustment due to certain failures of the U.S. Patent and Trademark Office to act in a timely manner. The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents that we believe are eligible for such extension. We also intend to seek patent term extensions in other jurisdictions where these are available. However, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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
We have successfully transferred the methods we use in our internal manufacturing to our third party manufacturers, allowing them to produce multi-kilogram quantities of clinical trial materials with similar or greater efficiency than we achieved internally. If any of our third party manufacturers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might incur some delay in identifying and qualifying such replacements.
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
Certain of our manufacturing processes for our product candidates incorporate deuterium by using deuterated chemical intermediates or reagents that are derived from deuterium oxide. For the deuterated chemical intermediates and reagents, we may be subject to the license requirements applicable to deuterium oxide. In addition, the manufacturer of the deuterated chemical intermediate or reagent may themselves be required to obtain deuterium oxide under applicable licensing requirements. Most of the manufacturers of these deuterated chemical intermediates and reagents are not located in countries that produce bulk quantities of deuterium oxide. Therefore, our ability to source these deuterated chemical intermediates or reagents will depend on the ability of these manufacturers to obtain deuterium oxide from other countries.
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

Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Many pharmaceutical and biotechnology companies have begun to cover deuterated analogs of their product candidates in patent applications and may choose to develop these deuterated compounds. Some of these pharmaceutical and biotechnology companies may have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. In addition, we know of other companies that are broadly utilizing deuterium substitution for drug development, including Auspex Pharmaceuticals, Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., and DeuteRx LLC. In some cases, these competitors may be interested in developing deuterated compounds that we may be interested in developing for ourselves. In addition, these competitors may enter into collaborative arrangements or business combinations that result in their ability to research and develop deuterated compounds more effectively than us. Our potential competitors also include academic institutions, government agencies and other public and private research organizations.

CTP-656

We are initially developing CTP-656, a deuterated analog of ivacaftor, as a treatment for cystic fibrosis in individuals with gating mutations of the CFTR gene, such as G551D. The current standard of care for this population is ivacaftor, which is marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. If CTP-656 receives marketing approval, it would compete with this product and may face competition from a number of other product candidates that are currently in clinical development by AbbVie and Galapagos Pharmaceuticals, Flatley Labs, Novartis and Proteostasis, including additional candidates being developed by Vertex, among others.

CTP-543

CTP-543 is a deuterated analog of ruxolitinib, which is being developed for the treatment of moderate-to-severe alopecia areata, an autoimmune disease that results in partial or complete loss of hair on the scalp and body. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. The non-deuterated analog of CTP-543, ruxolitinib, is being developed as a topical treatment for alopecia areata by Incyte, who markets ruxolitinib (Jakafi®) in the U.S. for myelofibrosis and polycythemia vera. Aclaris Therapeutics and Pfizer are pursuing the development of other Janus, kinase inhibitors, or JAK inhibitors, with differing subtype selectivity for alopecia areata. In addition, various academic investigators, are conducting or have conducted efficacy trials in alopecia areata, including with currently approved JAK inhibitors such as ruxolitinib and tofacitinib (Xeljanz®).

AVP-786

Avanir is developing AVP-786 for the treatment of agitation associated with Alzheimer's disease and other neurological indications. There are marketed drugs and product candidates in clinical development for each indication. Intra-Cellular Therapies is developing a treatment for agitation in patients with dementia, including Alzheimer's Disease.

JZP-386

JZP-386 is a deuterated analog of sodium oxybate, which is being developed for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The current standard of care is treatment with sodium oxybate, which is marketed by Jazz Pharmaceuticals, Inc., under the name Xyrem®. Avadel Pharmaceuticals is developing an extended release formulation of sodium oxybate for the treatment of narcolepsy. Roxane Laboratories, Inc. developed a generic version of Xyrem® for the treatment of narcolepsy, which was approved by the FDA in January 2017 but is not yet marketed pending ongoing litigation.

CTP-730

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
An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	production of well-characterized drug substance and drug product, and potentially matching placebos;

•	submission to the FDA of an investigational new drug application, or IND application, which allows human clinical trials to begin unless the FDA otherwise informs the drug’s sponsor within 30 days;

•
agreement by clinical investigators and their clinical trial sites, followed by approval by an independent institutional review board, or IRB, representing each clinical site, before the clinical trial may be initiated at that site;

•
performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current Good Clinical Practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a New Drug Application, or NDA;

•	review of the NDA by an FDA advisory committee, where appropriate or if applicable;

•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug product, and the active pharmaceutical ingredient or active ingredients thereof, are produced to assess compliance with current good manufacturing practices and to assure that the facilities, methods and controls are adequate to ensure the product’s identity, strength, quality and purity;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including REMS and post-approval studies required by the FDA.
Nonclinical Studies and an IND
Nonclinical studies can include in vitro and animal studies to assess the potential for efficacy and adverse events and, in some cases, to establish a rationale for human therapeutic use. The conduct of nonclinical studies is subject to federal regulations and requirements, including GLP regulations. Other studies include laboratory evaluation of the purity, stability and physical form of the manufactured drug substance or active pharmaceutical ingredient and the physical properties, stability and reproducibility of the formulated drug or drug product. An IND sponsor must submit the results of the relevant nonclinical tests, including all tests conducted under GLP conditions, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some nonclinical testing, such as longer-term toxicity testing, animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold or partial clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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
Human Clinical Studies in Support of an NDA
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their ClinicalTrials.gov website. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will often inspect one or more clinical sites in late-stage clinical trials to assure compliance with GCP and the integrity of the clinical data submitted.
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two adequate and well-controlled clinical trials which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are generally submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This latter type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar reference product, or may rely on published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the applicant relies, as part of its application, on investigations made to show whether or not the drug is safe and effective for use “that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain nonclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.
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

Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the nonclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a number of application and user fees.
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
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.
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
Abbreviated New Drug Applications for Generic Drugs
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the nonclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. To reference that information, however, the ANDA applicant must demonstrate, and the FDA must conclude, that the generic drug does, in fact, perform in the same way as the RLD it purports to copy.
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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity is a drug that contains no active moiety that has been previously approved by FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such new chemical entity exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.
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
Patent Term Restoration and Extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments. Those Amendments permit a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of a NDA, plus the time between the submission date of a NDA and ultimate approval. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. The U.S. Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for issuing an Opinion following the initial assessment of an MAA. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. Following a positive Opinion by the CHMP the final authorization is issued by the European Commission.
The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.
If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.
Data and Market Exclusivity in the European Union
In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full MAA with a complete database of pharmaceutical test, nonclinical tests and clinical trials and obtain marketing approval of its product.
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
Regulation of Deuterium Oxide
We believe that all of the deuterium that we use in manufacturing our product candidates is currently derived, directly or indirectly, from deuterium oxide. For most of our deuterium supply we rely on bulk supplies of deuterium oxide, which we currently source from multiple suppliers, including two located in North America, one of which is located in the United States. In order to internationally transport any deuterium oxide that we purchase from foreign suppliers, we, or our U.S. supplier, may be required to obtain an export license from the country of origin and we may be required to obtain an International Import Certificate from the country of destination. We are also generally required to obtain an export license from the Nuclear Regulatory Commission before shipping deuterium oxide from the United States to any contract manufacturer in another country. Each of these documents specifies the maximum amount of deuterium oxide that we, or our suppliers, are permitted to either import or export. We have obtained a license from the Nuclear Regulatory Commission, or NRC, for the export of 20,000 kilograms of heavy water over the life of the license, which is valid until January 2019. We have obtained an additional export license from the NRC for the export of 20,000 kilograms of heavy water over the life of the license, which is valid until March 2020. In addition, in order to obtain additional supplies of deuterium oxide from one of the foreign suppliers from which we have previously purchased deuterium oxide, the supplier will be required to obtain an additional export license from the country of origin and, as part of the export license application process, we may be required to obtain a U.S. import certificate. While we and our suppliers have obtained similar licenses and certificates in the past, we or our suppliers may not be able to obtain them in the future in a timely manner or at all. We have not obtained an export license from the country in which our potential future foreign supplier is located. In addition, if any of our product candidates is approved by the FDA, then the FDA will also have regulatory jurisdiction over the manufacture and use of deuterium oxide in such product.
EMPLOYEES
As of December 31, 2016, we had 69 employees, 47 of whom were primarily engaged in research and product development activities. A total of 24 employees have Ph.D. degrees. None of our employees are represented by a labor union and we believe our relations with our employees are good.
FACILITIES
Our offices are located in Lexington, Massachusetts, consisting of approximately 50,000 square feet of leased office and laboratory space. The term of the lease expires in September 2018.

RESEARCH AND DEVELOPMENT

We have dedicated a significant portion of our resources to our efforts to develop our pipeline and product candidates.  We incurred research and development expenses of $37.0 million, $28.9 million and $27.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.  We anticipate that a significant portion of our operating expenses in future periods will continue to be related to research and development as we continue to advance our product candidates through clinical development.
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
We have incurred significant annual net operating losses in every year since our inception, except for fiscal year 2015. Although we were profitable for fiscal year 2015 as a result of a one-time payment of $50.2 million that we received in June 2015, as a result of our patent assignment agreement with Auspex, we expect to incur significant annual net operating losses in future periods. As of December 31, 2016, we had an accumulated deficit of $171.9 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations and a patent assignment agreement. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct nonclinical studies and clinical trials with respect to our product candidates;

•	seek to identify additional product candidates;

•	in-license or acquire additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional personnel;

•	add equipment and physical infrastructure to support our research and development; and

•	continue to implement the infrastructure necessary to support our product development and help us comply with our obligations as a public company.
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
Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and nonclinical development efforts for and seek marketing approval for, our product candidates, or if we in-license or acquire product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of one of our collaborators. In particular, the costs that we may be required to incur for the manufacture of any product candidate that receives marketing approval may be substantial. To our knowledge, no deuterated drug has ever been successfully commercialized. Manufacturing a deuterated drug at commercial scale may require specialized facilities, processes and materials. Furthermore, we will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
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
Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. Upon closing of the CTP-656 asset purchase agreement, we expect our cash will be sufficient to fund the Company into 2021 under our current operating plan. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the successful closing of our asset sale with Vertex;

•
the progress, timing, costs and results of clinical trials of, and research and nonclinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials;

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, additional collaborations and licensing arrangements and other sources. We do not have any committed external source of funds, other than potential milestone payments and royalties under our collaborations with Celgene, Avanir and Jazz Pharmaceuticals, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad or definable population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, fraudulent conduct by clinical investigators, failure to comply with protocols, applicable regulatory requirements or other determinations made by the Food and Drug Administration, or FDA, or any comparable foreign regulatory authority that a drug product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.
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

•	in the case of CTP-656, the ability of our current Phase 2 trial, or any Phase 2 trial that we can practicably conduct, to support progression to Phase 3 clinical trials;

•	in the case of CTP-656, our ability to agree with regulatory agencies on a Phase 3 trial design that we can practicably conduct;

•	in the case of CTP-543, our ability to safely and effectively treat moderate-to-severe alopecia areata;

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any, for our programs;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of our active pharmaceutical ingredients and drug products

•	with sufficient quality, quantity, and reproducibility to support clinical trials and potential future commercialization;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection, regulatory exclusivity, and freedom to operate, both in the United States and internationally;

•	amount of commercial sales, if and when approved;

•	a continued acceptable safety profile of our programs following any marketing approval; and

•	agreement by third party payors to reimburse patients for the costs of treatment with our products, and the terms of such reimbursement.

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
We, or our collaborators, must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans in order to obtain marketing approval from regulatory authorities for the sale of our product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. Further, the outcome of nonclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we cannot be certain that we will not face similar setbacks.
Any inability to successfully complete nonclinical and clinical development could result in additional costs to us, or our collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we, or our collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond the trials and testing that we, or they, contemplate, (2) we, or our collaborators, are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidates, we, or our collaborators, in addition to incurring additional costs, may:

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
We, or our collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•	toxicity or serious adverse effects may be observed in our nonclinical studies causing us to delay or abandon clinical trials;

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	we, or our collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;

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

•
patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients or the sites from the clinical trial, increase the needed enrollment size for the clinical trial, extend the clinical trial’s duration or cause spurious results;

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

•
the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ clinical trial design or our or their interpretation of data from nonclinical studies and clinical trials;

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
Product development costs for us, or our collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We, and our collaborators, do not know whether any nonclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant nonclinical or clinical trial delays also could shorten any periods during which we, or our collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of our collaborators, to bring products to market before we, or our collaborators, do and impair our ability, or the ability of our collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.
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
We, or our collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the European Medicines Agency. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial, including any requirement to halt current treatment in connection with the trial;

•	access to relevant clinical trial sites;

•	efforts to facilitate timely enrollment;

•	competing clinical trials;

•	support by relevant industry or patient organizations with influence over clinical trial sites; and

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

We, or our collaborators, may attempt to, and in some instances may be able to, secure clearances from the FDA or comparable foreign regulatory authorities to use expedited development pathways, including a 505(b)(2) regulatory pathway. However, if we or our collaborators are unable to obtain such clearances, we, or they, may be required to conduct additional nonclinical studies or clinical trials beyond those that we, or they, contemplate, which could increase the expense of obtaining, and/or delay the receipt of, necessary marketing approvals relative to an expedited pathway.
The deuterated compounds that we produce and seek to develop can have similar pharmacological properties as their corresponding non-deuterated compounds. Therefore, we believe that we, or our collaborators, may, in some instances, be able to obtain clearance from the FDA or comparable foreign regulatory authorities to follow expedited development programs for some deuterated compounds that reference and rely on findings previously obtained from prior nonclinical studies or clinical trials of the corresponding non-deuterated compounds. For example, the FDA has agreed that we will be able to develop CTP-656 as a monotherapy for certain cystic fibrosis patients under a 505(b)(2) regulatory pathway, using Kalydeco as the reference drug. This approach will allow us to rely on the established safety and efficacy of Kalydeco for our NDA, potentially decreasing the time and/or expense necessary to file the NDA. However, the extent to which we will be able to reference that data will be the subject of future negotiation with the FDA and will depend on data that is developed during our clinical and nonclinical development of CTP-656.
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
In addition, emerging nonclinical or clinical data may indicate that reliance on data for the non-deuterated product can no longer be scientifically justified.
Consequently, we, or our collaborators, may be required to pursue full development programs with respect to any product candidates that we, or they, previously anticipated would be able to follow an expedited development pathway, including conducting a full range of nonclinical and clinical studies to attempt to establish the safety and efficacy of these product candidates. A need to conduct a full range of development activities would significantly increase the costs of development and length of time required before we, or our collaborators, could seek marketing approval of such a product candidate as compared to the costs and timing that we or they anticipate.
Serious adverse events, undesirable side effects or other unexpected properties of our product candidates, including those that we have licensed to collaborators, may be identified during development that could delay or prevent the product candidate’s marketing approval.
All of our product candidates are in nonclinical and clinical development stages and their risk of failure is high. Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, one of our collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. A dose of a deuterated compound could, in comparison to an equal dose of the corresponding non-deuterated compound, result in altered exposure levels, distribution and half-life in the body and alter the levels of particular metabolites that are present in the body. These changes may cause serious adverse events or undesirable side effects that we or our collaborators did not anticipate, whether based on the characteristics of the corresponding non-deuterated compound or otherwise. If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we, or our collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. In addition, unexpected adverse clinical effects of a deuterated product candidate, including either those identified by us or deuterated analogs of approved drugs being developed by any third parties, may create general concerns regarding deuteration technology that could delay the development of our product candidates.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.
Even if one of our product candidates, including those licensed to our collaborators, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical or patient communities. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. If any of our product candidates receive negative publicity, patients may choose not to request them even if approved, or may not comply with taking them as prescribed.
Efforts to educate the medical community and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, including those licensed to our collaborators, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions or burdensome prescription requirements contained in the product’s approved labeling;

•	our ability, or the ability of our collaborators, to offer the product for sale at commercially acceptable prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other new products for the same indications;

•	the extent and success of counter-detailing efforts by our competitors;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products; and

•	availability and amount of reimbursement from government payors, managed care plans and other third party payors.
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
Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that these individuals are not representative of the actual patient population or that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the drug and/or seize the drug;

•	we, or our collaborators, may be required to recall the drug or change the way the drug is administered;

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
We do not have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We expect to use a combination of third party collaboration, licensing and distribution arrangements and a focused in-house commercialization capability to sell any products that receive marketing approval.
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
We currently expect to collaborate with third parties for commercialization in the United States of any products that require a large sales, marketing and product distribution infrastructure. We also expect to commercialize our product candidates outside the United States through collaboration, licensing and distribution arrangements with third parties. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.
If we do not establish sales and marketing capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates that receive marketing approval.
We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.
The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of neurologic disorders, cystic fibrosis and inflammation, which are key indications for our development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, simpler to use, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop or acquire, which could render our product candidates obsolete and noncompetitive.
Avanir is developing AVP-786 for the treatment of agitation associated with Alzheimer's Disease and other neurologic or psychological disorders. There are competing marketed drugs and product candidates in clinical development for each indication. Intra-Cellular Therapies is developing a treatment for agitation in patients with dementia, including Alzheimer's Disease.
We are developing CTP-656 as a treatment for cystic fibrosis in patients with gating mutations. The current standard of care for the treatment of cystic fibrosis in patients who have gating mutations is ivacaftor, which is marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. If CTP-656 receives marketing approval, it would compete with Kalydeco and may face competition from a number of other product candidates that are currently in clinical development by AbbVie and Galapagos Pharmaceuticals, Flatley Labs, Novartis and Proteostasis, including additional candidates being developed by Vertex, among others.
We are developing CTP-543 as an oral agent for the treatment of moderate-to-severe alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. The non-deuterated analog of CTP-543, ruxolitinib, is being developed as a topical treatment for alopecia areata by Incyte, who markets ruxolitinib (Jakafi®) in the U.S. for myelofibrosis and polycythemia vera. Ruxolitinib is a Janus kinase, or JAK, inhibitor. A number of companies are pursuing development of JAK inhibitors with a range of subtype selectivities for the treatment of alopecia areata, including Incyte Corporation, Aclaris Therapeutics and Pfizer. Other groups, including Leo Pharma and various academic investigators, are conducting or have conducted efficacy trials in alopecia areata, including with currently approved JAK inhibitors such as ruxolitinib and tofacitinib (Xeljanz®).
JZP-386 is being developed for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The current standard of care is sodium oxybate. Avadel Pharmaceuticals is developing an extended release formulation of sodium oxybate for the treatment of narcolepsy. Roxane Laboratories, Inc. developed a generic version of Xyrem® for the treatment of narcolepsy, which was approved by the FDA in January 2017 but is not yet marketed pending ongoing litigation.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or our collaborators, may develop. Our competitors also may obtain FDA or other marketing approval for their products before we, or our collaborators, are able to obtain approval for ours, which could reduce our ability to utilize expedited regulatory pathways and could result in our competitors establishing a strong market position before we, or our collaborators, are able to enter the market.
Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
We also face competition in the development of deuterated compounds.
Many pharmaceutical and biotechnology companies have begun to cover deuterated analogs of their product candidates in patent applications and may develop these deuterated compounds. Some of these pharmaceutical and biotechnology companies may have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. In addition, other companies are broadly utilizing deuterium substitution for drug development, including Teva Pharmaceutical Industries Ltd. and DeuteRx LLC. In some cases, these competitors may be interested in developing deuterated compounds that we may be interested in developing for ourselves. In addition, these competitors may enter into collaborative arrangements or business combinations that result in their ability to research and develop deuterated compounds more effectively than us. Our potential competitors also include academic institutions, government agencies and other public and private research organizations.
If our competitors in the development of deuterated compounds are able to grow their intellectual property estates and create new and successful deuterated compounds more effectively than us, our ability to identify additional compounds for nonclinical and clinical development and obtain product revenues in future periods could be compromised, which could result in significant harm to our operations and financial position.
If the FDA or comparable foreign regulatory authorities approve generic versions of any of our products that receive marketing approval, or such authorities do not grant our products appropriate periods of data exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.
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
To the extent we, or our collaborators, market products that are deuterated analogs of generic drugs that are approved or will be approved while we market our products, our products may compete against these generic products and the sales of our products could be adversely affected.
We anticipate that some of the products that we, or our collaborators, may develop will be deuterated analogs of approved drugs that are or will then be available on a generic basis. In addition, if we develop a product that is a deuterated analog of a non-generic approved drug, the FDA or comparable foreign regulatory authorities may also approve generic versions of the corresponding non-deuterated drug. If approved, we expect that our deuterated products will compete against these generic non-deuterated compounds if they are used in the same indications. Even if the approved indications are different for the deuterated and non-deuterated drugs, the generic non-deuterated drug may be used off-label, negatively affecting sales of our product. Efforts to educate the medical community and third party payors on the benefits of any product that we develop as compared to the corresponding non-deuterated compound, or generic versions of it, may require significant resources and may not be successful. If physicians, rightly or wrongly, do not believe that a product that we, or our collaborators, develop offers substantial advantages over the corresponding non-deuterated compound, or generic versions of the corresponding non-deuterated compound, or that the advantages offered by our product as compared to the corresponding non-deuterated compound, or its generic versions, are not sufficient to merit the increased price over the corresponding non-deuterated compound, or its generic versions, that we, or our collaborators, would seek, physicians might not prescribe that product. In addition, third party payors may refuse to provide reimbursement for a product that we, or our collaborators, develop when the corresponding non-deuterated compound, or generic versions of the corresponding non-deuterated compound, offer a cheaper alternative therapy in the same indication, or may otherwise encourage use of the corresponding non-deuterated compound, or generic versions of the corresponding non-deuterated compound, over our product, even if our product possesses favorable pharmaceutical properties or is labeled for a different indication.
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
If we develop a deuterated analog of a drug with orphan disease exclusivity, we may be prevented from marketing our compound prior to the expiration of that exclusivity unless we can show that the deuterated analog is not the same drug for the same indication or that it provides a large clinical advantage over the non-deuterated drug.
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

•
potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance; and

•
pharmaceutical and biotechnology companies have begun to claim deuterated analogs of their compounds in patent filings, resulting in otherwise promising deuterated product candidates already being covered by patents or patent applications.

If we are unable to identify suitable additional compounds for nonclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price.
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
We have entered into collaborations with Avanir, Celgene and Jazz Pharmaceuticals for the development and commercialization of certain of our product candidates and expect to enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates and our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.
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
Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We are seeking collaborators who have product candidates that are correctors or other modulators of the cystic fibrosis transmembrane conductance receptor protein, or CFTR, in order to develop combination products with CTP-656. Combining CTP-656 with a CFTR corrector or other modulator may be necessary to effectively treat the majority of patients with cystic fibrosis. We are also seeking a collaborator for CTP-499, and we may seek one or more collaborators for the development and commercialization of one or more of our product candidates. We do not currently intend to conduct further clinical development of CTP-499 for the treatment of diabetic nephropathy absent such a collaboration.
We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from its corresponding non-deuterated analog, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the proposed collaborator’s perception of our freedom to operate in a particular market or markets without challenge, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies that may be available for collaboration and whether such collaboration could be more attractive than the one with us for our product candidate.
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
We may not be able to negotiate collaborations for our product candidates on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to limit the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In cases where we seek a collaborator for a product compound that is a deuterated analog of a compound that has been previously developed, failure to enter into a collaboration with the developer of the corresponding non-deuterated compound may result in a loss of the potential to obtain clearance from the FDA to follow expedited development programs that reference and rely on findings previously obtained from the developer’s prior nonclinical or clinical studies of the corresponding non-deuterated compound.
We rely on third parties to conduct our clinical trials and some aspects of our research and nonclinical testing. If they terminate their relationships with us or do not perform satisfactorily, our business may be materially harmed.
We do not independently conduct clinical trials of any of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct these clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. We also rely on third parties to conduct some aspects of our research and nonclinical testing and expect to rely on these third parties in the future. Any of these third parties may terminate their engagements with us under certain circumstances. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching to or adding additional third parties would involve additional cost and require management time and focus. In addition, there is a natural transition period when a new third party commences work, which could result in delays in our product development activities. Although we seek to carefully manage our relationships with our contract research organizations, any such challenges or delays could have a material adverse impact on our business, financial condition and prospects.
Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs.
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
We also rely on other third parties to store, label and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.
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
We estimate that our current sources of deuterium oxide will be sufficient to meet our anticipated requirements; however, we do not have long-term agreements with our current suppliers. If we are not able to establish or maintain supply arrangements, or any relevant foreign governments decide to withhold authorizations for the export of deuterium oxide that we seek, we may be unable to secure alternative sources. If we are unable to obtain sufficient supplies of deuterium oxide from our current suppliers or our potential future foreign supplier, we would be forced to either seek alternative suppliers of deuterium oxide, likely in other countries, or alternative sources of deuterium. Such alternative supplies may not be available to us on acceptable terms, or at all.
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
We contract with third parties for the manufacture and distribution of our product candidates for nonclinical and clinical testing and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We currently rely, and expect to continue to rely, on third party contractors to manufacture nonclinical and clinical supplies of our product candidates and to package, label and ship these supplies. We expect to rely on third party contractors to manufacture, formulate, package, label and distribute commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on such third party contractors entails risks, including:

•
manufacturing delays if our third party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the possible termination or nonrenewal of agreements by our third party contractors at a time that is costly or inconvenient for us;

•	potentially limited numbers of available contractors due to the need for uncommon equipment or expertise, or pre-existing conflicts of interest;

•	the possible breach by the third party contractors of our agreements with them;

•	possible theft of intellectual property or trade secrets;

•	possible theft of our materials, including starting materials, intermediates, active pharmaceutical ingredients, or drug products;

•	the failure of third party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	possible contamination of our product during or after its manufacture;

•	possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities or supply chain disruptions;

•
the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

If any of our product candidates are approved by any regulatory agency, we plan to enter into agreements with third party contract manufacturers for the commercial production and distribution of those products. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner, especially if the manufacturer believes it is uniquely suited to use our deuterium chemistry manufacturing processes or otherwise has unusual market power, or that our deuterium chemistry manufacturing processes bear greater production risks than manufacture of non-deuterated compounds. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing practices, or cGMPs, that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third party manufacturers on satisfactory terms, which could delay our commercialization efforts.
Third party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not directly control the manufacturing process and are completely dependent on our third party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers fail to consistently manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business. The patent application and approval process is expensive, uncertain and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Neither deuterium itself, nor the general concept of selective substitution of deuterium for hydrogen in existing pharmaceutical compounds, is patentable; therefore we usually seek patents on a compound-by-compound basis or on a relatively narrow genus of compounds. We are not guaranteed that patents will issue protecting any particular deuterated compound for which we seek patent protection. We also cannot guarantee that another company will not be able to find a different pattern of deuterium substitution that is equally or more effective in improving the characteristics of a non-deuterated compound, then patenting that deuterated compound and competing with us.
Our ability to obtain and maintain patent protection for our product candidates may be limited if disclosures of non-deuterated compounds are held to anticipate or make obvious claims of deuterated analogs of the same or similar compounds in any given territory. In addition, several large pharmaceutical and biotechnology companies have begun to pursue patent protection for deuterated analogs of their products and product candidates, and may in the future obtain patent protection that covers deuterated analogs of those product candidates. If patents directed primarily to non-deuterated compounds are deemed to protect deuterated analogs of those compounds or patent claims on deuterated analogs of compounds become common in the biotechnology and pharmaceutical industries, these factors may limit, in part or in whole, our ability to seek and obtain patent protection for new product candidates based on deuterium modification of compounds. It may also limit in part or in whole, our ability to develop new product candidates based on deuterium modification of such compounds without obtaining a license from those patent holders.
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
Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting ANDAs to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. In certain territories, losses to an infringing product may not be sufficiently great to justify the costs of challenging the infringer and asserting our rights. In some situations, governments have allowed or enabled the sale of competing products that infringe a company’s intellectual property. Thus, even if we have valid and nominally enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.
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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the relevant patent claims or that these patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity under most circumstances requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. We may also assert that a patent claim for a corresponding non-deuterated compound does not cover our product. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.
If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product and could be required to pay potentially significant damages. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity and enforceability of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.
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

RISKS RELATED TO REGULATORY APPROVAL AND OTHER LEGAL COMPLIANCE MATTERS
Even if we complete the necessary nonclinical studies and clinical trials the marketing approval process is expensive, time consuming and uncertain and we may not obtain approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or our collaborators, will obtain marketing approval to commercialize a product candidate.
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
In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or our collaborators, ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
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
The trading price of our comment stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success or failure to close our asset sale with Vertex;

•	the success or failure of existing or new competitive products or technologies;

•	the timing, advancement of and results of nonclinical studies and clinical trials of any of our product candidates;

•	commencement or termination of collaborations for our development programs;

•	failure, delays, changes to or discontinuation of any of our development programs;

•	regulatory or legal developments in the United States and other countries;

•	regulatory actions relating to our product candidates;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	disclosures by our collaborators relating to our product candidates or competitive programs;

•	merger or acquisition activity of our collaborators;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	receipt or expectation of receipt of revenues such as milestones, royalties, grants and license fees;

•	sales of our common stock by us, our insiders or other stockholders;

•	programmed trading based on technical stock chart or other inputs;

•	portfolio restructuring by large shareholders;

•	addition or removal of our stock from stock indices;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts that cover our stock;

•	actions by short-sellers or supporters of our stock, including social media postings or reports;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	legalization or the anticipation of possible legalization of drug reimportation from other countries;

•	actual or anticipated changes in FDA practices;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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
Our management has broad discretion to use our cash reserves and could use our cash reserves in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash reserves in a manner that does not produce income or that loses value.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years from the date of our initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
In addition, as of February 15, 2017, there were 3,889,263 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of February 15, 2017, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of December 31, 2016, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 39.9% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management or the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Future sales of a substantial number of our common shares by our principal stockholders could depress the trading price of our common stock.

If our principal stockholders sell substantial amounts of shares of our common stock in the public market or if the market anticipates that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.
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

RISKS RELATED TO ASSET SALE

If the sale of our cystic fibrosis assets, including CTP-656, to Vertex is not completed, we will have incurred substantial expenses without our stockholders realizing the expected benefits.
On March 3, 2017, we entered into an Asset Purchase Agreement with Vertex Pharmaceuticals (Europe) Limited, or “Vertex,” and Vertex Pharmaceuticals Incorporated (solely as a guarantor), pursuant to which, subject to the satisfaction or waiver of the conditions therein, we will sell and assign to Vertex the assets of the Company related to the synthesis, research and development of compounds as potential therapeutic products for treating cystic fibrosis. Completion of the asset sale is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of our stockholders. We currently expect that the asset sale will be completed by October 31, 2017. It is possible, however, that factors outside of our control could require the parties to complete the asset sale at a later time, or not to complete the asset sale at all. In the event that the asset sale is not consummated for any reason, we will be subject to many risks, including the costs related to the asset sale, such as legal, accounting and advisory fees, which must be paid even if the asset sale is not completed, and, potentially, the payment of a termination fee under certain circumstances. If the asset sale is not consummated, the market price of our common stock could decline. We also could be subject to litigation related to any failure to complete the asset sale or related to any enforcement proceeding commenced against us to perform our obligations under the asset purchase agreement.

We will be subject to business uncertainties and contractual restrictions while the asset sale is pending.
The pursuit of the asset sale and the preparation for the integration of the related assets with Vertex may place a significant burden on management and internal resources. Any significant diversion of management and employee attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. In addition, the asset purchase agreement generally requires that we operate in the usual, regular and ordinary course of business and restricts us from taking certain actions prior to the consummation of the asset sale or termination of the asset purchase agreement without Vertex’s consent. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the asset sale. The pendency of this agreement may also adversely affect the enrollment in our ongoing U.S. Phase 2 clinical trial.

Regulatory approvals, including antitrust approval, necessary for closing the agreement may not be received, may take longer than expected or impose conditions that are not presently anticipated.

Before the asset sale may be completed, certain approvals or consents must be obtained from the various regulatory authorities in the United States, including antitrust approvals. There can be no assurance as to whether regulatory approval will be received or the timing of the approvals. Vertex is only required to take commercially reasonable efforts to assist us in obtaining regulatory approvals of the asset sale and is not obligated to complete the asset sale if the regulatory approvals received in connection with the completion of the asset sale include any conditions or restrictions that would constitute a “Burdensome Term or Condition” as defined in the asset purchase agreement. There can be no assurance that regulatory approvals will not include such conditions or restrictions and such conditions or restrictions could have the effect of delaying completion of the asset purchase agreement, if it can be completed at all.

The purchase agreement includes a termination fee, restrictions on solicitation, and a right for Vertex to match a competing offer, which may discourage other companies from providing a superior offer.

Until the completion of the asset sale, with limited exceptions, we are prohibited from soliciting, initiating, encouraging or facilitating any inquiries or proposals that may lead to a proposal or offer for an acquisition, merger or other business combination transaction with any person other than Vertex. In addition, we have agreed to pay a termination fee of $6.4 million to Vertex in specified circumstances. These provisions could discourage other companies from trying to acquire CTP-656, or us, even though those other companies might be willing to offer greater value to our stockholders than Vertex has offered in the asset purchase agreement, including proposals that include the sale of our entire company. The payment of the termination fee also could have a material adverse effect on our results of operations.

The asset purchase agreement exposes us to contingent liabilities that could have a material adverse effect on our financial condition.
We have agreed to indemnify Vertex for damages resulting from or arising out of any inaccuracy or breach of our representations, warranties or covenants in the asset purchase agreement, any and all of our liabilities not assumed by Vertex in the asset sale and for certain other matters. Significant indemnification claims by Vertex could have a material adverse effect on our financial condition. In the event that claims for indemnification exceed certain thresholds set forth in the asset purchase agreement, we will be obligated to indemnify Vertex for any damages or loss resulting from such breach for up to $16 million, or in some cases, the entire purchase price paid to us by Vertex, including any milestone payments. Any event that results in a right for Vertex to seek indemnity from us could result in a substantial payment from us to Vertex and could adversely affect our results of operations.

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

	High	Low
Year Ended December 31, 2016
First Quarter	$19.69	$12.16
Second Quarter	15.53	9.80
Third Quarter	12.28	9.47
Fourth Quarter	10.53	7.11
Year Ended December 31, 2015
First Quarter	$18.29	$11.85
Second Quarter	17.84	13.11
Third Quarter	22.80	14.01
Fourth Quarter	25.04	18.47
HOLDERS
As of January 31, 2017, there were 22 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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
The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from February 13, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested after the market closed on February 13, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*

Among Concert Pharmaceuticals, Inc, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
2/13/14
6/14
12/14
6/15
12/15
6/16
12/16
Concert Pharmaceuticals, Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 2/13/14 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, including reinvestment of dividends.

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

	Years ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Results of Operations
Total revenue	$174	$66,729	$8,576	$25,408	$12,849
Operating expenses:
Research and development	$36,983	$28,885	$27,474	$21,790	$24,193
General and administrative	14,358	13,056	11,700	8,028	7,266
Total operating expenses	51,341	41,941	39,174	29,818	31,459
(Loss) Income from operations	(51,167)	24,788	(30,598)	(4,410)	(18,610)
Interest and other income (expense), net	447	(185)	(1,101)	(1,646)	(1,834)
Provision for income taxes	—	429	—	—	—
Net (loss) income	$(50,720)	$24,174	$(31,699)	$(6,056)	$(20,444)
Accretion on redeemable convertible preferred stock	—	—	(55)	(396)	(388)
Net (loss) income applicable to common stockholders - basic and diluted	$(50,720)	$24,174	$(31,754)	$(6,452)	$(20,832)
Earnings Per Share
Net (loss) income per share applicable to common stockholders - basic	$(2.28)	$1.14	$(2.00)	$(4.99)	$(16.15)
Net (loss) income per share applicable to common stockholders - diluted	$(2.28)	$1.09	$(2.00)	$(4.99)	$(16.15)
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders - basic	22,233	21,152	15,842	1,292	1,290
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders - diluted	22,233	22,267	15,842	1,292	1,290
Financial Condition
Cash and cash equivalents	$40,555	$92,510	$13,396	$9,638	$7,490
Investments, available for sale	55,630	49,680	65,836	23,039	20,067
Working capital	92,159	137,481	63,102	18,128	20,940
Total assets	100,395	146,932	84,454	39,773	33,129
Deferred revenue	10,050	10,170	15,821	19,631	2,750
Loan payable, net of discount	—	—	7,101	14,919	19,731
Redeemable convertible preferred stock	—	—	—	112,244	111,848
Total stockholders’ equity (deficit)	85,594	130,635	54,825	(112,104)	(106,687)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW

We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with approved drugs that we believe may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage the known activity of approved drugs to expand into new indications. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas.  As discussed in detail in Item 1 above, we have a robust pipeline of wholly owned and collaboration programs.
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $171.9 million since inception through December 31, 2016 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs.

On March 3, 2017, we entered into an Asset Purchase Agreement with Vertex, through Vertex Pharmaceuticals (Europe) Limited, pursuant to which we agreed to sell and assign, subject to the satisfaction or waiver of certain conditions, the cystic fibrosis assets of the Company, including CTP-656, for up to $250 million. Additional information concerning the sale of CTP-656 is discussed further in Note 18 in the consolidated financial statements, Item 1A. and Item 9B., each appearing elsewhere in this Annual Report on Form 10-K.
We have incurred net losses in each year from our inception in 2006, except for fiscal year 2015. We generated a net loss of $50.7 million during the year ended December 31, 2016 and generated net income of $24.2 million for the year ended December 31, 2015. The net income generated during the year ended December 31, 2015 was primarily the result of a $50.2 million one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, as discussed further in Note 14 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under our current development programs. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we continue research and development efforts and develop and conduct additional nonclinical studies and clinical trials with respect to our product candidates.
We do not expect to generate revenue from product sales unless and until we, or our collaborators, obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain, or believe that we are likely to obtain, marketing approval for any product candidates for which we retain commercialization rights, and intend to commercialize a product, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to seek to fund our operations through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources for at least the next several years. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would force us to delay, limit, reduce or terminate our research and development programs and could have a material adverse effect on our financial condition and our ability to develop our products. We will need to generate significant revenues to achieve sustained profitability and we may never do so.

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
Avanir
In February 2012, we entered into a development and license agreement with Avanir under which we granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deuterated dextromethorphan analogs, including d6-dextromethorphan, or deudextromethorphan. Avanir is currently focused on developing AVP-786, which is a combination of deudextromethorphan and an ultra- low dose of quinidine, for the treatment of neurologic and psychiatric disorders. In January 2015, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.
Under the agreement, we received a non-refundable upfront payment of $2.0 million and have received milestone payments of $6.0 million. We have the potential to earn up to $162.0 million in additional development, regulatory and sales-based milestone payments, of which $21.5 million in development and regulatory milestone payments are associated with the first indication. The next anticipated milestone payments that we may be entitled to receive are $5.0 million upon acceptance for filing of a NDA, $3.0 million upon acceptance for filing of a MAA, and $1.5 million upon acceptance for filing of a NDA by the Ministry of Health, Labour, and Welfare, or MHLW, related to AVP-786. Avanir also is required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis.
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

•	expenses related to consultants and advisors; and

•	costs associated with nonclinical activities and regulatory operations.
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

•
the expense and success of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including potential claims that we infringe other parties' intellectual property.

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
Interest and other expense
Interest and other expense consists primarily of interest expense on amounts outstanding under our prior debt facility with Hercules Technology Growth Capital, Inc., or Hercules, amortization of debt discount and the re-measurement gain or loss associated with the change in the fair value of a preferred stock warrant liability. On October 1, 2015, we made a final payment to Hercules, thereby fulfilling all obligations under our debt facility. Upon completion of our IPO in February 2014, the warrant became exercisable for an aggregate of 70,796 shares of our common stock at an exercise price of $14.13 per share and the related warrant liability was reclassified to additional paid-in capital and will not be subject to re-measurement in future periods.

Income Taxes

We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. No tax provision was recorded during the year ended December 31, 2016 due to the net loss generated. We recorded $0.4 million in income tax expense during the year ended December 31, 2015.  The tax expense is the result of alternative minimum tax (“AMT”) which, in accordance with the U.S. federal tax code, limits the use of net operating loss carryforwards to ninety percent of AMT income resulting in an effective tax rate of approximately two percent. No provision was recorded during the year ended December 31, 2014 due to the net loss generated.
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

•	contract research organizations in connection with clinical trials;

•	investigative sites in connection with clinical trials;

•	vendors in connection with nonclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.
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
We have computed the fair value of employee stock options at the date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2016	2015	2014
Expected volatility	78.29%	73.38%	80.94%
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.36%	1.69%	1.90%
Expected dividend yield	—%	—%	—%
PENDING AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for us beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We will adopt ASU 2014-09 in the first quarter of 2018 and will apply the full retrospective approach. We are currently evaluating the effect of adopting the requirements of ASU 2014-09 as it relates to the accounting for our collaboration arrangements with Celgene, Jazz and Avanir, and our patent assignment agreement with Auspex.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. We are required to apply the requirements of ASU 2014-15 in our annual financial statements for the period ended December 31, 2016 and for interim financial statements beginning in the first quarter of fiscal 2017. With respect to the 2016 annual financial statements, we did not identify any conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. This update simplifies several aspects of the accounting for share-based compensation arrangements, including accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification of related amounts on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has evaluated this ASU and does not expect it to have a material effect on our financial statements and related disclosures.

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
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2016 and 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars.

	Year ended December 31,
(in thousands)	2016	2015	Change
Revenue:
License and research and development revenue	$174	$6,574	$(6,400)
Other revenue	—	50,155	(50,155)
Milestone revenue	—	10,000	(10,000)
Total revenue	174	66,729	(66,555)
Operating expenses:
Research and development	36,983	28,885	8,098
General and administrative	14,358	13,056	1,302
Total operating expenses	51,341	41,941	9,400
(Loss) Income from operations	(51,167)	24,788	(75,955)
Investment income	447	124	323
Interest and other expense	—	(309)	309
(Loss) Income before income taxes	(50,720)	24,603	(75,323)
Provision for income taxes	—	429	(429)
Net (loss) income	$(50,720)	$24,174	$(74,894)
License and Research and Development Revenue

License and research and development revenue was $0.2 million for the year ended December 31, 2016 as compared to $6.6 million for the prior year period, a decrease of $6.4 million. The decrease in revenue in the 2016 period was primarily due to a decrease in revenue recognized for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements of $5.5 million and $0.8 million, respectively. These changes were attributable to the completion of clinical conduct under these programs in 2015.
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
As of December 31, 2016, we had deferred revenue of:

•
$7.2 million related to our collaboration with Celgene, $1.1 million of which is attributable to the CTP-730 program and is currently expected to be recognized as revenue in the next twelve months as we satisfy our remaining research and development activities pursuant to mutually agreed upon development plans, and $6.1 million of which is attributable to two additional license programs that we will not recognize as revenue until Celgene exercises its rights with respect to those programs, or at such time that Celgene's rights lapse, as discussed further in Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K;

•
$0.1 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 24 months; and

•	$2.8 million related to a payment received from GSK that we will not recognize as revenue until all repayment obligations lapse in 2018.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the years ended December 31, 2016 and 2015, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investment in the program during these periods.

	Year ended December 31,
(in thousands)	2016	2015

CTP-656 external costs	9,592	3,759
CTP-543 external costs	7,603	2,064
CTP-730 external costs	31	2,711
JZP-386 external costs	19	1,084
External costs for other programs	1,732	2,622
Employee and contractor-related expenses	14,523	13,507
Facility and other expenses	3,483	3,138
Total research and development expenses	$36,983	$28,885

Research and development expenses were $37.0 million for the year ended December 31, 2016, compared to $28.9 million for the prior year period, an increase of $8.1 million. This increase was primarily due to an increase of $5.8 million and $5.5 million in direct external expenses associated with CTP-656 and CTP-543, respectively, which were partially attributable to the conduct of Phase 1 clinical testing during the year ended December 30, 2016, as well as costs incurred to support the advancement of CTP-656 and CTP-543 into Phase 2 clinical testing. The increase in employee and contractor-related expenses of $1.0 million was attributable to higher compensation expenses as compared to the 2015 period, primarily due to an increase in headcount.

The decrease in CTP-730 and JZP-386 expenses in the 2016 period of $2.7 million and $1.1 million, respectively, was attributable to the completion of clinical conduct under these programs in 2015. The decrease of $0.9 million in external costs for other programs in the 2016 period was primarily attributable to the discontinuation of our CTP-354 program and the completion of clinical evaluation of the CTP-499 program.
General and administrative expenses

General and administrative expenses were $14.4 million for the year ended December 31, 2016, compared to $13.1 million for the prior year. The increase of $1.3 million was primarily attributable to a $1.2 million increase in non-cash stock-based compensation expense.
Investment income
Investment income was $0.4 million for the year ended December 31, 2016, compared to $0.1 million for the prior year period. The increase is attributable to higher yielding investments, resulting in higher interest earned on our investments.

Interest and other expense
On October 1, 2015, our debt facility with Hercules Technology Growth Capital, Inc., or Hercules, matured. We have fulfilled all obligations under our debt facility, and as a result, no interest expense was recorded during the twelve months ended December 31, 2016, as compared to $0.3 million recorded during the twelve months ended December 31, 2015.
Provision for income taxes

No tax provision was recorded during the year ended December 31, 2016 due to the net loss generated. The Company recorded a tax provision of $0.4 million during the year ended December 31, 2015. The tax provision of $0.4 million is attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.

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

	Year ended December 31,
(in thousands)	2015	2014

CTP-656 external costs	3,759	1,063
CTP-543 external costs	2,064	73
CTP-730 external costs	2,711	1,904
JZP-386 external costs	1,084	2,207
External costs for other programs	2,622	8,621
Employee and contractor-related expenses	13,507	10,523
Facility and other expenses	3,138	3,083
Total research and development expenses	$28,885	$27,474

Research and development expenses were $28.9 million for the year ended December 31, 2015, compared to $27.5 million for the prior year, an increase of $1.4 million. This increase was primarily due to increased expenses of $2.7 million, $2.0 million and $0.8 million, respectively, associated with our CTP-656, CTP-543 and CTP-730 development programs. The increased expenses for CTP-656 and CTP-730 were a result of expenses incurred in connection with Phase 1 clinical testing for each program during the year ended December 31, 2015. The increase of $2.0 million attributable to CTP-543 was primarily due to nonclinical development activities under the program. The increase of $3.0 million in employee and contractor-related expenses was primarily due to an increase in headcount.

The decrease of $6.0 million in external costs for other programs during the year ended December 31, 2015 was primarily attributable to the discontinuation of our CTP-354 program and the completion of the Phase 2 CTP-499 program, which resulted in decreased expenses of $5.5 million and $0.8 million, respectively. The decrease in JZP-386 expenses of $1.1 million was attributable to the completion of clinical conduct under this program during the year ended December 31, 2015.
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
LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of December 31, 2016, we had an accumulated deficit of $171.9 million. Although we generated net income in fiscal year 2015 due to the one-time payment from Auspex, we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
As of December 31, 2016 we had cash and cash equivalents and investments of $96.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
(in thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$(45,343)	$23,061	$(29,760)
Investing activities	(7,213)	14,569	(44,452)
Financing activities	601	41,484	77,970
Net (decrease) increase in cash and cash equivalents	$(51,955)	$79,114	$3,758
Comparison of the years ended December 31, 2016, 2015 and 2014

Operating activities. The cash provided by or used for operating activities generally approximates our net (loss) income adjusted for non-cash items and changes in operating assets and liabilities. The cash provided by operating activities during the year ended December 31, 2015 was due to the receipt of $50.2 million from Auspex for a change in control payment.   Excluding the cash received from Auspex in fiscal year 2015, cash used in operating activities was primarily driven by our research and development and general and administrative operating expenses in the fiscal years ended December 31, 2016, 2015 and 2014.

Investing activities. Net cash provided by or used for investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used to purchase investments for the years ended

December 31, 2016, 2015 and 2014 was $132.3 million, $163.0 million and $89.2 million, respectively. Net cash provided by maturities of investments for the years ended December 31, 2016, 2015 and 2014 was $125.9 million, $178.5 million and $45.5 million, respectively. Purchases of fixed assets for the years ended December 31, 2016, 2015 and 2014 was $0.8 million, $0.9 million and $0.8 million, respectively.

Financing activities. The cash provided by financing activities during the year ended December 31, 2016 was attributable to proceeds from the exercise of stock options. The cash provided by financing activities during the year ended December 31, 2015 was primarily due to the receipt of net public offering proceeds of $47.0 million in March 2015. The cash provided by financing activities during the year ended December 31, 2014 was primarily due to the receipt of net IPO proceeds of $86.6 million. Proceeds from the exercise of stock options during the years ended December 31, 2015 and 2014 were $1.8 million and $1.0 million, respectively. Cash payments of offering related expenses totaled $0.3 million and $1.4 million during the years ended December 31, 2015, 2014 respectively. Principal payments under our debt facility with Hercules totaled $7.2 million and $7.9 during the years ended December 31, 2015 and 2014, respectively. On October 1, 2015, we made our final payment to Hercules under the Loan and Security Agreement, discussed further in Note 15 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of December 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. Upon closing of the CTP-656 asset purchase agreement, we expect our cash will be sufficient to fund the Company into 2021 under our current operating plan. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional collaborations, strategic alliances and licensing arrangements, and other arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any additional committed external sources of funds. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock. We may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.

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
Contractual obligations
The following table summarizes our contractual obligations at December 31, 2016:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations(1)	2,781	1,573	1,208	—	—
Total contractual obligations	$2,781	$1,573	$1,208	$—	$—

(1)	Consists of future lease payments under the operating lease for our office and laboratory space at 99 Hayden Avenue, Lexington, Massachusetts. The operating lease expires on September 30, 2018.
We have an obligation to make a payment to GSK of up to $2.8 million if we commercialize CTP-499 or if we re-license or transfer rights to our CTP-499 program prior to a specified date in 2018.
We enter into contracts in the normal course of business with contract research organizations for clinical and nonclinical research studies, manufacturing, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.
OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of December 31, 2016 and 2015, we had $96.2 million and $142.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of December 31, 2016 would not have a material effect on the fair market value of our cash equivalents and short term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2016, 2015 or 2014.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Concert Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Concert Pharmaceuticals, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concert Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 6, 2017

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Amounts in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$40,555	$92,510
Investments, available for sale	55,630	49,680
Interest receivable	164	181
Accounts receivable	27	70
Prepaid expenses and other current assets	1,353	1,667
Total current assets	97,729	144,108
Property and equipment, net	2,199	2,346
Restricted cash	400	400
Other assets	67	78
Total assets	$100,395	$146,932
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$545	$501
Accrued expenses and other liabilities	3,853	4,772
Income taxes payable	—	75
Deferred revenue, current portion	1,172	1,279
Total current liabilities	5,570	6,627
Deferred revenue, net of current portion	8,878	8,891
Deferred lease incentive, net of current portion	249	573
Deferred rent, net of current portion	104	206
Total liabilities	14,801	16,297
Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2016 and 2015, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 22,319,516 and 22,166,803 shares issued and 22,316,982 and 22,165,166 outstanding in 2016 and 2015, respectively	22	22
Additional paid-in capital	257,461	251,793
Accumulated other comprehensive loss	(7)	(18)
Accumulated deficit	(171,882)	(121,162)
Total stockholders’ equity	85,594	130,635
Total liabilities and stockholders’ equity	$100,395	$146,932

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2016	2015	2014
	(Amounts in thousands, except per share data)
Revenue:
License and research and development revenue	$174	$6,574	$6,576
Other revenue (Note 14)	—	50,155	—
Milestone revenue	—	10,000	2,000
Total revenue	174	66,729	8,576
Operating expenses:
Research and development	36,983	28,885	27,474
General and administrative	14,358	13,056	11,700
Total operating expenses	51,341	41,941	39,174
(Loss) Income from operations	(51,167)	24,788	(30,598)
Investment income	447	124	49
Interest and other expense	—	(309)	(1,150)
(Loss) Income before income taxes	(50,720)	24,603	(31,699)
Provision for income taxes	—	429	—
Net (loss) income	$(50,720)	$24,174	$(31,699)
Other comprehensive income (loss):
Unrealized income (loss) on investments	11	(4)	(18)
Comprehensive (loss) income	$(50,709)	$24,170	$(31,717)
Reconciliation of net (loss) income to net (loss) income applicable to common stockholders:
Net (loss) income	$(50,720)	$24,174	$(31,699)
Accretion on redeemable convertible preferred stock	—	—	(55)
Net (loss) income applicable to common stockholders—basic and diluted	$(50,720)	$24,174	$(31,754)
Net (loss) income per share applicable to common stockholders—basic	$(2.28)	$1.14	$(2.00)
Net (loss) income per share applicable to common stockholders—diluted	$(2.28)	$1.09	$(2.00)
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders—basic	22,233	21,152	15,842
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders—diluted	22,233	22,267	15,842

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable convertible preferred stock		Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Carrying value	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2013	56,047	$112,244	1,298	—	$1	$1,528	$4	$(113,637)	$(112,104)
Accretion of redeemable convertible preferred stock to redemption value	—	55	—	—	—	(55)	—	—	(55)
Proceeds from IPO, net of underwriting discounts and offering expenses	—	—	6,650		7	83,112			83,119
Conversion of preferred stock into common stock	(56,047)	(112,299)	9,920		10	112,289			112,299
Reclassification of warrant	—	—				581			581
Exercise of stock options	—	—	366	—	—	1,009	—	—	1,009
Unrealized gain (loss) on short-term investments	—	—					(18)		(18)
Stock-based compensation expense	—	—	—	—	—	1,693	—	—	1,693
Net loss	—	—	—	—	—	—	—	(31,699)	(31,699)
Balance at December 31, 2014	—	$—	18,234	—	$18	$200,157	$(14)	$(145,336)	$54,825
Proceeds from public offering of common stock, net of underwriting discounts and offering expenses	—	—	3,300	—	3	46,682	—	—	46,685
Exercise of stock options	—	—	633	2	1	1,843	—	—	1,844
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	—	—	2,981	—	—	2,981
Income tax benefit from option exercises						130			130
Net loss	—	—	—	—	—		—	24,174	24,174
Balance at December 31, 2015	—	$—	22,167	2	$22	$251,793	$(18)	$(121,162)	$130,635
Exercise of stock options	—	—	153	1	—	601	—	—	601
Unrealized gain (loss) on short-term investments	—	—	—	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	—	5,067	—	—	5,067
Net income	—	—	—	—	—	—	—	(50,720)	(50,720)
Balance at December 31, 2016	—	$—	22,320	3	$22	$257,461	$(7)	$(171,882)	$85,594
 See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net (loss) income	$(50,720)	$24,174	$(31,699)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	893	785	1,052
Stock-based compensation expense	5,067	2,981	1,693
Accretion of premiums and discounts on investments	504	715	833
Amortization of discount on loan payable	—	74	98
Amortization of deferred financing costs	—	29	38
Re-measurement of warrant to purchase redeemable securities	—	—	117
Amortization of deferred lease incentive	(315)	(308)	(367)
Loss on disposal of asset	2	4	—
Changes in operating assets and liabilities:
Accounts receivable	43	951	(851)
Interest receivable	17	81	(170)
Prepaid expenses and other current assets	314	(491)	(137)
Restricted cash	—	—	306
Other assets	11	23	82
Accounts payable	44	(90)	(32)
Accrued expenses and other liabilities	(957)	(223)	2,863
Landlord lease incentive	—	—	350
Income taxes payable	(75)	75	—
Deferred rent	(51)	(68)	(126)
Deferred revenue	(120)	(5,651)	(3,810)
Net cash (used in) provided by operating activities	(45,343)	23,061	(29,760)
Investing activities
Purchases of property and equipment	(770)	(868)	(804)
Purchases of investments	(132,344)	(163,025)	(89,188)
Maturities of investments	125,901	178,462	45,540
Net cash (used in) provided by investing activities	(7,213)	14,569	(44,452)
Financing activities
Principal payments on loan payable	—	(7,175)	(7,916)
Repayment of leasehold improvement loan	—	—	(266)
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	46,995	86,579
Proceeds from exercise of stock options	601	1,844	1,009
Income tax benefit from exercise of stock options	—	130	—
Payment of public offering costs	—	(310)	(1,436)
Net cash provided by (used in) financing activities	601	41,484	77,970
Net increase in cash and cash equivalents	(51,955)	79,114	3,758
Cash and cash equivalents at beginning of period	92,510	13,396	9,638
Cash and cash equivalents at end of period	$40,555	$92,510	$13,396
Supplemental cash flow information:
Cash paid for income taxes	$85	$225	$—
Cash paid for interest	$—	$287	$992
Purchases of property and equipment unpaid at period end	$20	$42	$60
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Concert Pharmaceuticals, Inc., or Concert or the Company, was incorporated on April 12, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that applies its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach typically starts with approved drugs that the Company believes can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties, enhancing clinical safety, tolerability or efficacy. The Company believes this approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. The Company’s pipeline includes multiple clinical-stage candidates and a number of preclinical compounds that it is currently assessing.
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
The Company had cash and cash equivalents and investments of $96.2 million at December 31, 2016. The Company believes that its cash and cash equivalents and investments at December 31, 2016 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months from the date of issuance of the financial statements.
The Company has incurred net losses in each year from its inception in 2006, except for fiscal year 2015. Since its inception, the Company has generated an accumulated deficit of $171.9 million through December 31, 2016. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies.
On March 3, 2017, the Company entered into an Asset Purchase Agreement with Vertex, through Vertex Pharmaceuticals (Europe) Limited, pursuant to which the Company agreed to sell and assign, subject to the satisfaction or waiver of certain conditions, the cystic fibrosis assets of the Company, including CTP-656, for up to $250 million. Additional information concerning the sale of CTP-656 is discussed further in Note 18.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain additional financing to fund the future development of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.
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
The accompanying consolidated financial statements include the accounts of Concert Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. See Note 18 for the subsequent event related to the Asset Purchase Agreement the Company entered into with Vertex.

Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition for multiple-element revenue arrangements; stock-based compensation expense; accrued expenses; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
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

At December 31, 2016 and 2015, substantially all of the Company’s cash was deposited in accounts at two financial institutions, thus limiting the amount of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits.
Accounts receivable generally represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Property and equipment are recognized at cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. Potential impairment is assessed when there is evidence that events or circumstances indicate that the carrying amount of an asset may not be recovered. No such impairment losses have been recorded through December 31, 2016.
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
Rent expense for the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $1.2 million and $1.0 million, respectively.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
External research and development expenses associated with the Company’s programs include clinical trial site costs, research compounds and clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical and nonclinical programs. Internal costs of the Company’s clinical program include salaries, benefits, stock based compensation, and an allocation of the Company’s facility costs. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.
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
As of December 31, 2016 and 2015, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Comprehensive (Loss) Income
Comprehensive (loss) income is comprised of net (loss) income and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains and losses on investments.
Pending and Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. The Company is currently evaluating the effect of adopting the requirements of ASU 2014-09 as it relates to the accounting for its collaboration arrangements with Celgene, Jazz and Avanir, and its patent assignment agreement with Auspex.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The Company is required to apply the requirements of ASU 2014-15 in its annual financial statements for the period ended December 31, 2016 and for interim financial statements beginning in the first quarter of fiscal 2017. With respect

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the 2016 annual financial statements, the Company did not identify any conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. This update simplifies several aspects of the accounting for share-based compensation arrangements, including accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification of related amounts on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has evaluated this ASU and does not expect it to have a material effect on its financial statements and related disclosures.

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

3. Fair Value Measurements

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of December 31, 2016 and 2015 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total
December 31, 2016
Cash equivalents:
Money market funds	26,257	—	—	26,257
U.S. Treasury obligations	—	1,001	—	1,001
Investments, available for sale:
U.S. Treasury obligations	10,034	5,503	—	15,537
Government agency securities	24,545	15,548	—	40,093
Total	$60,836	$22,052	$—	$82,888

	Level 1	Level 2	Level 3	Total
December 31, 2015
Cash equivalents:
Money market funds	52,221	—	—	52,221
U.S. Treasury obligations	5,001	—	—	5,001
Government agency securities	—	34,390	—	34,390
Investments, available for sale:
U.S. Treasury obligations	9,781	—	—	9,781
Government agency securities	19,578	20,321	—	39,899
Total	$86,581	$54,711	$—	$141,292

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments, Available for Sale
Cash, cash equivalents and investments, available for sale included the following at December 31, 2016 and December 31, 2015 (in thousands):

	Average maturity	Amortized cost		Unrealized gains	Unrealized losses	Fair value
December 31, 2016
Cash		$13,297	—	—	—	$13,297
Money market funds		26,257	—	—	—	26,257
U.S. Treasury obligations	31 days	1,001	—	—	—	1,001
Cash and cash equivalents		$40,555		$—	$—	$40,555

U.S. Treasury obligations	125 days	$15,534		4	(1)	$15,537
Government agency securities	140 days	40,103		1	(11)	40,093
Investments, available for sale		$55,637		$5	$(12)	$55,630

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2015
Cash		$898	—	—	$898
Money market funds		52,221	—	—	52,221
U.S. Treasury obligations	31 days	5,002	—	(1)	5,001
Government agency securities	41 days	34,389	1	—	34,390
Cash and cash equivalents		$92,510	$1	$(1)	$92,510

U.S. Treasury obligations	42 days	$9,785	—	(4)	$9,781
Government agency securities	104 days	39,913	1	(15)	39,899
Investments, available for sale		$49,698	$1	$(19)	$49,680

5. Restricted Cash
At December 31, 2016 and 2015, $0.4 million of the Company’s cash is restricted by a bank as collateral for a stand-by letter of credit issued by the Company to its landlord in connection with the lease of the Company’s Lexington, Massachusetts facility.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment
Property and equipment consists of the following at December 31, 2016 and 2015 (in thousands):

	Estimated useful life (in years)	December 31, 2016	December 31, 2015
Laboratory equipment	5	$2,128	$1,769
Computer, telephone and office equipment	3	207	211
Software	3	192	84
Leasehold improvements	Lesser of useful life or remaining lease term	6,548	6,496
		9,075	8,560
Less accumulated depreciation and amortization		(6,876)	(6,214)
		$2,199	$2,346
Depreciation and amortization expense was charged to operations in the amounts of $0.9 million, $0.8 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued professional fees and other	$487	$732
Employee compensation and benefits	2,010	2,503
Research and development expenses	930	1,171
Deferred lease incentive, current portion	324	315
Deferred rent, current portion	102	51
	$3,853	$4,772
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

9. Stock Compensation

Stock incentive plans

The Company previously sponsored an Amended and Restated 2006 Stock Option and Grant Plan, or the 2006 Plan, which provided for the issuance of shares of common stock in the form of incentive stock options, nonstatutory stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. The 2006 Plan was replaced by the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, which became effective in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. In addition, the 2014 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2014 Plan. Effective January 1, 2017, 892,679 shares were added to the 2014 Plan for future issuance pursuant to this evergreen provision.

The 2006 Plan has no shares remaining available for grant, although existing stock options granted under the 2006 Plan remain outstanding. As of December 31, 2016, 1,701,451 shares were available for future grant under the 2014 Plan.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides certain information related to the Company's outstanding stock options:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$10.42	$10.27	$6.69
Aggregate grant date fair value of options vested during the year	$4,614	$3,470	$629
Total cash received from exercises of stock options	$601	$1,844	$1,009
Total intrinsic value of stock options exercised	$1,160	$9,126	$2,363

The weighted average fair value of options granted in the years ended December 31, 2016, 2015 and 2014, reflect the following weighted-average assumptions:

	Year ended December 31,
	2016	2015	2014
Expected volatility	78.29%	73.38%	80.94%
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.36%	1.69%	1.90%
Expected dividend yield	—%	—%	—%
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
Risk-free interest rate. For the years ended December 31, 2016, 2015 and 2014, the risk-free interest rate was estimated using an average of treasury bill interest rates over a period commensurate with the expected term of the option at the time of grant.
Expected dividend yield. The expected dividend yield is zero as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
Forfeiture rate. The Company is required to estimate potential forfeiture of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up in the period of change and impact the amount of stock compensation expense to be recognized in future periods. For the years ended December 31, 2016, 2015 and 2014, the Company assumed forfeiture rates of approximately 6%, 6% and 5%, respectively.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of option activity under the 2006 Plan and 2014 Plan:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2015	2,244,177	$8.10
Granted	970,950	$15.41
Exercised	(152,713)	$3.99
Forfeited or expired	(108,453)	$14.28
Outstanding at December 31, 2016	2,953,961	$10.49	6.82	6,376
Exercisable at December 31, 2016	1,706,310	$8.17	5.62	5,857
Vested and expected to vest at December 31, 2016 (1)	2,862,624	$10.37	6.75	6,348

(1)	Options expected to vest consist of options scheduled to vest in the future less expected forfeitures.
Stock-based compensation expense
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Research and development	$2,147	$1,251	$802
General and administrative	2,920	1,730	891
Total stock-based compensation expense	$5,067	$2,981	$1,693
As of December 31, 2016 there was $10.5 million of total unrecognized compensation cost related to unvested options. Total unrecognized compensation cost will be adjusted for future changes in forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.4 years.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net (loss) income applicable to common stockholders—basic and diluted	$(50,720)	$24,174	$(31,754)
Denominator:
Weighted average shares outstanding - basic	22,233	21,152	15,842
Dilutive stock options	—	1,105	—
Dilutive warrants	—	10	—
Weighted average shares outstanding - diluted	22,233	22,267	15,842
Net (loss) income per share applicable to common stockholders:
Basic	$(2.28)	$1.14	$(2.00)
Diluted	$(2.28)	$1.09	$(2.00)
Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Stock options	620	429	1,174
Warrants	71	61	71

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes
The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. During the year ended December 31, 2016, the Company recorded a net loss of $50.7 million and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the year ended December 31, 2016.
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
During the year ended December 31, 2014, the Company did not record a benefit for income taxes related to its operating losses due to the full valuation allowance on its deferred tax assets.
A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2016	2015	2014
Federal statutory income tax rate	34.0%	(34.0)%	34.0%
State income taxes	4.5%	(5.3)%	5.3%
Change in valuation allowance	(40.3)%	32.6%	(41.0)%
Research and development and other credits	3.1%	7.8%	4.5%
Permanent items	(1.0)%	(0.3)%	(0.7)%
Alternative minimum tax	—%	(1.7)%	—%
Other	(0.3)%	(0.8)%	—%
Expiring state net operating loss carryforward	—%	—%	(2.1)%
Effective income tax rate	—%	(1.7)%	—%
The significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$53,809	$35,511
Deferred revenue	3,948	3,995
Research and development and other credit carryforwards	10,791	9,666
Other	3,851	2,769
	72,399	51,941
Valuation allowance	(72,399)	(51,941)
Net deferred tax assets	$—	$—
Subject to the limitations described above, at December 31, 2016, the Company had gross federal net operating loss carryforwards of $152.2 million and state net operating loss carryforwards of $99.3 million available to reduce future taxable income, which expire at various dates beginning in 2028. Included in the federal and state net operating loss carryforwards are approximately $8.1 million of deductions related to the exercise of stock options which represent an excess tax benefit which will be realized when it results in the reduction of cash income tax. The Company also had federal and state tax credit

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carryforwards of $8.3 million and $3.8 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2036.
The deferred tax assets above exclude $3.2 million of net operating losses related to tax deductions from the exercise of certain stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax assets.  The Company will adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, for the quarter ended March 31, 2017.  As a result of adoption, the deferred tax assets associated with net operating losses will increase by $3.2 million. These amounts will be offset by a corresponding increase in the valuation allowance.  The adoption of ASU 2016-09 will have no impact on the Company’s operations, financial position or cash flows.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the deferred tax assets have been fully reserved at December 31, 2016 and 2015.
At December 31, 2016, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2016, the Company had no accrued interest related to uncertain tax positions.
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

The 2008 Lease Agreement, and the subsequent amendment in August 2014, provided for tenant improvement allowances. Certain tenant improvement allowances were required to be repaid to the landlord monthly over the lease term, plus interest at a 10% annual rate. As such, the Company classified the portion of the allowance subject to repayment as a "leasehold improvement loan" on the Company's consolidated balance sheet. Other tenant improvement allowances not subject to repayment were classified in the accompanying balance sheet under the caption “deferred lease incentive.” As of December 31, 2016, the Company's repayment obligations for its tenant improvement allowances were fulfilled.
The Company is amortizing all leasehold improvement assets and deferred incentives over the remaining lease term, as amended, and is recognizing rental expense on a straight-line basis over the respective lease term including any free rent periods.
The future minimum lease payments under the 2008 Lease Agreement, as amended, is as follows (in thousands):

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Base rent obligations
At December 31, 2016
2017	1,573
2018	1,208
Total minimum lease payments	$2,781
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
The Company’s arrangement with Celgene contains the following deliverables: (i) an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of apremilast related to the CTP-730 program, or the License Deliverable, (ii) obligations to perform research and development services associated with the CTP-730 program, or the R&D Services Deliverable, (iii) obligation to supply nonclinical and clinical trial material related to the CTP-730 program, or the Supply Deliverable, (iv) participation on the JSC during the term of the CTP-730 program, or the JSC Deliverable, (v) significant and incremental discount related to the first additional license program for which the non-deuterated compound has been selected, or the First Discount Deliverable and (vi) significant and incremental discount related to the second additional license program for which the non-deuterated compound has been selected, or the Second Discount Deliverable.
Allocable arrangement consideration at inception was limited to the $35.0 million non-refundable upfront payment. The Company allocated the arrangement consideration for the collaboration among the separate units of accounting using the relative selling price method. The arrangement consideration allocated to the License Deliverable was recognized upon

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

delivery, amounts allocated to the R&D Services Deliverable and Supply Deliverable are recognized under the proportional performance method over the expected period of performance.
During the years ended December 31, 2016, 2015 and 2014, the Company recognized revenue of $19 thousand, $5.1 million and $1.8 million for the R&D Services Deliverable and $43 thousand, $0.5 million and $1.9 million for the Supply Deliverable, respectively. Additionally, the Company recognized revenue of $16 thousand, $32 thousand and $32 thousand related to the JSC deliverable during the years ended December 31, 2016, 2015 and 2014, respectively. The revenue was classified as license and research and development revenue in the accompanying consolidated statement of operations and comprehensive income (loss).
As of December 31, 2016, there was $7.2 million of deferred revenue related to the Company’s collaboration with Celgene, $1.1 million of which relates to the Supply Deliverable and R&D Services Deliverable and was classified as a current liability and $6.1 million of which relates to the First and Second Discount Deliverables and was classified as a noncurrent liability, in the accompanying consolidated balance sheet.
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
The Company allocated arrangement consideration of $3.7 million to the License Deliverable, $0.1 million to the JSC Deliverable and $0.2 million to the Patent Support Deliverable. The Company recognized the arrangement consideration allocated to the License Deliverable upon delivery and will recognize revenue related to the JSC Deliverable and the Patent Support Deliverable over the respective periods of performance.
For the years ended December 31, 2016, 2015 and 2014, the Company recognized revenue of $55 thousand, $0.8 million and $2.6 million, respectively, related to the performance of development support services. Additionally, for the years ended December 31, 2016, 2015 and 2014, the Company recognized revenue of $41 thousand, $57 thousand and $56 thousand, respectively, related to the JSC and Patent Support deliverables.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Avanir
In February 2012, the Company entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, under which the Company granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deudextromethorphan containing products. Avanir is currently focused on developing AVP-786, which is a combination of a deudextromethorphan and an ultra low dose of quinidine. Subsequent to the Company’s agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.
Since June 2012, Avanir has elected to conduct all research and development activities, including manufacturing activities; however, the Company has received intellectual property cost reimbursements.
Under the agreement, the Company received a non-refundable upfront payment of $2.0 million and has received milestone payments of $6.0 million. The Company is also eligible to earn, with respect to licensed products comprising a combination of deudextromethorphan and quinidine, up to $37.0 million in regulatory and commercial launch milestone payments, of which $21.5 million in development and regulatory milestone payments are associated with the first indication, and up to $125.0 million in sales-based milestone payments. The next milestone payments that the Company may be entitled to receive are $5.0 million upon acceptance for filing of a New Drug Application, or NDA, $3.0 million upon acceptance for filing of a Marketing Authorization Application, or MAA, and $1.5 million upon acceptance for filing of a NDA by the MHLW related to AVP-786. In addition, the Company is eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deudextromethorphan in combination with quinidine.
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

Additionally, the Company recognized revenue of $0.1 million and $0.2 million for intellectual property cost reimbursements during the years ended December 31, 2015 and 2014, respectively.
GSK
In May 2009, the Company entered into a research and development collaboration and license agreement with Glaxo Group Limited, or GSK, to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499. The agreement with GSK, as subsequently amended, expired in May 2012 after GSK opted out of further development under the agreement and made a $2.8 million payment to the Company. The Company has an obligation to make a payment to GSK of up to $2.8 million if the Company commercializes CTP-499 or if the Company re-licenses or transfers rights to the CTP-499 program prior to a specified date in 2018. The $2.8 million payment was classified as deferred revenue and will not be recognized as revenue until all repayment obligations lapse.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company made matching contributions under the 401(k) Plan of $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Information (unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data) (unaudited)
Revenue	$56	$71	$26	$21
Operating expenses	14,030	13,644	11,494	12,173
Loss from operations	(13,974)	(13,573)	(11,468)	(12,152)
Other income, net	94	132	112	109
Net loss	$(13,880)	$(13,441)	$(11,356)	$(12,043)
Net loss per share - basic and diluted	$(0.63)	$(0.60)	$(0.51)	$(0.54)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data) (unaudited)
Revenue	$1,306	$53,409	$1,709	$10,305
Operating expenses	10,177	11,719	10,403	9,642
(Loss) Income from operations	(8,871)	41,690	(8,694)	663
Other (expense) income, net	(131)	(77)	(21)	44
(Provision) Benefit for income taxes	—	(567)	161	(23)
Net (loss) income	$(9,002)	$41,046	$(8,554)	$684
Net (loss) income per share—basic	$(0.48)	$1.89	$(0.39)	$0.03
Net (loss) income per share - diluted	$(0.48)	$1.80	$(0.39)	$0.03

18. Subsequent Event
On March 3, 2017, the Company, Vertex Pharmaceuticals (Europe) Limited, a U.K. limited company (“Vertex”), and Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, solely as a guarantor, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company will sell and assign to Vertex the assets of the Company related to the synthesis, research and development of compounds as potential therapeutic products for treating cystic fibrosis. Completion of the asset sale is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of the transaction by the Company’s stockholders.
Upon the closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”), Vertex has agreed to pay the Company $160 million in cash consideration, with $16 million of such consideration to initially be held in escrow. Additionally, upon the achievement of certain milestone events, Vertex has agreed to pay the Company an aggregate of up to $90 million after the Closing. Of this amount, $50 million will become payable to the Company upon receipt of FDA marketing approval for a combination treatment regimen containing CTP-656 for patients with cystic fibrosis, and $40 million will become payable to the Company upon completion of a pricing and reimbursement agreement in the first of the United Kingdom, Germany or France with respect to a combination treatment regimen containing CTP-656 for patients with cystic fibrosis.
Pursuant to the Asset Purchase Agreement, the Company has agreed to indemnify Vertex for certain matters, including breaches of specified representations and warranties, covenants included in the Asset Purchase Agreement and specified tax claims. Representations and warranties, other than certain fundamental representations and warranties, survive for a period of eighteen months following the Closing and the maximum liability of the Company for claims by Vertex related to the breaches of such representations and warranties, with limited exceptions, is limited to the escrow amount, or $16 million. In no event will the aggregate liability of the Company for indemnification exceed the purchase price paid by Vertex, including any milestone payments. Eighteen months after the Closing, any remaining balance in the escrow account not subject to indemnity claims by Vertex will be released to the Company.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Asset Purchase Agreement contains certain termination rights for both the Company and Vertex, and provides that, upon termination of the Asset Purchase Agreement under specified circumstances, the Company may be required to pay Vertex a termination fee of $6.4 million, including if the Company accepts a superior acquisition proposal or if the Company’s board of directors effects a change of its recommendation of the approval of the Asset Purchase Agreement to Company stockholders.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Asset Purchase Agreement
On March 3, 2017, the Company, Vertex Pharmaceuticals (Europe) Limited, a U.K. limited company (“Vertex”), and Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, solely as a guarantor (“Guarantor”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company will sell and assign to Vertex the assets of the Company related to the synthesis, research and development of compounds as potential therapeutic products for treating cystic fibrosis.
Upon the closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”), Vertex has agreed to pay the Company $160 million in cash consideration, with $16 million of such consideration to be held in escrow (as described below). Additionally, upon the achievement of certain milestone events, Vertex has agreed to pay the Company an aggregate of up to $90 million after the Closing. Of this amount, $50 million will become payable to the Company upon receipt of FDA marketing approval for a combination treatment regimen containing CTP-656 for patients with cystic fibrosis, and $40 million will become payable to the Company upon completion of a pricing and reimbursement agreement in the United Kingdom, Germany or France with respect to a combination treatment regimen containing CTP-656 for patients with cystic fibrosis.
Pursuant to the Asset Purchase Agreement, the Company has agreed to indemnify Vertex for certain matters, including breaches of specified representations and warranties, covenants included in the Asset Purchase Agreement and specified tax claims. Representations and warranties, other than certain fundamental representations and warranties, survive for a period of eighteen months following the Closing and the maximum liability of the Company for claims by Vertex related to the breaches of such representations and warranties, with limited exceptions, is limited to the escrow amount, or $16 million. In no event will the aggregate liability of the Company for indemnification exceed the purchase price paid by Vertex, including any milestone payments. Upon the eighteen month anniversary of the Closing, any remaining balance in the escrow account not subject to indemnity claims by Vertex will be released to the Company.
The Closing of the Asset Purchase Agreement is subject to customary conditions, including, among other things, (i) the absence of a termination of the Asset Purchase Agreement in accordance with its terms, (ii) approval of the Asset Purchase Agreement by the stockholders of the Company, (iii) that any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the rules and regulations thereunder, shall have expired or otherwise been terminated, (iv) that no event, development or circumstance that has had or would reasonably be expected to have a material adverse effect on the Company shall have occurred and (v) no governmental authority shall have enacted any law or order which has the effect of enjoining or otherwise preventing or prohibiting the Asset Purchase Agreement or the Closing. The Closing is also subject to other customary conditions for a transaction of this nature.
The Asset Purchase Agreement contains customary covenants of the Company, including, among others, (i) covenants to conduct its business in the ordinary course during the interim period between the execution of the Asset Purchase Agreement and the Closing and not to engage in certain kinds of transactions during such period and (ii) covenants to make commercially reasonable efforts to do all things necessary to cause the Closing, including obtaining governmental approval under the HSR Act.
The Asset Purchase Agreement contains certain termination rights for both the Company and Vertex, and provides that, upon termination of the Asset Purchase Agreement under specified circumstances, the Company may be required to pay Vertex a termination fee of $6.4 million, including if the Company accepts a superior acquisition proposal or if the Company’s board of directors effects a change of its recommendation of the approval of the Asset Purchase Agreement to Company stockholders.
The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Asset Purchase Agreement, a copy of which is filed as Exhibit 10.12 hereto and is hereby incorporated into this report by reference. The Asset Purchase Agreement, which has been included to provide investors with information regarding its terms, is not intended to provide any other factual information about the Company, Vertex or Guarantor and contains representations and warranties of each of Company, Vertex and Guarantor. The assertions embodied in those representations and warranties, or such other provisions of the Asset Purchase Agreement, were made for purposes of the Asset Purchase Agreement and are subject to qualifications and limitations agreed to by the respective parties in connection with negotiating the terms of the Asset Purchase Agreement, including information contained in confidential schedules that the parties exchanged in connection with signing the Asset Purchase Agreement. Accordingly, investors and security holders should not rely on such representations and warranties, or other provisions, as characterizations of the actual state of facts or circumstances, since they were only made as of a specific date and are modified in important part by the underlying schedules. In addition, certain representations and warranties may be subject to a contractual standard of materiality different from what might be viewed as material to stockholders, or may have been used for purposes of allocating risk between the respective parties rather than establishing matters of fact.
Amended and Restated By-laws
Also on March 3, 2017, the board of directors of the Company adopted an amendment to its Amended and Restated By-laws to include a new Section 5.9 to Article V entitled “Exclusive Jurisdiction of Delaware Courts” (the “By-law Amendment”). The By-law Amendment designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or the Certificate of Incorporation or By-laws of the Company, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine.
The foregoing description of the By-law Amendment does not purport to be complete and is qualified in its entirety by reference to the By-law Amendment, a copy of which is filed as Exhibit 3.3 hereto and is hereby incorporated into this report by reference.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age and positions of each of our executive officers and directors as of February 28, 2017.

Name	Age	Position(s)
Executive Officers
Roger D. Tung, Ph. D.	57	President and Chief Executive Officer, Director
James V. Cassella, Ph.D.	62	Senior Vice President and Chief Development Officer
Ryan Daws	43	Chief Financial Officer
Ian Robert Silverman, J.D., Ph. D.	64	Senior Vice President and General Counsel
Nancy Stuart	59	Chief Operating Officer

Non-Employee Directors
Richard H. Aldrich	62	Director, Chairman of the Board of Directors
Thomas G. Auchincloss, Jr.	55	Director
Ronald W. Barrett, Ph.D.	61	Director
Meghan FitzGerald, Ph.D.	46	Director
Christine van Heek	60	Director
Peter Barton Hutt, LL.M	82	Director
Wilfred E. Jaeger, M.D.	61	Director
Wendell Wierenga, Ph.D.	69	Director

Executive Officers

Roger D. Tung, Ph.D. is our co-founder and has served as our President and Chief Executive Officer and as a member of our Board of Directors since April 2006. Before Concert, Dr. Tung was a founding scientist at Vertex Pharmaceuticals Incorporated, a pharmaceutical company, where he was employed from 1989 to 2005, most recently as its Vice President of Drug Discovery. Prior to Vertex, he held various positions at Merck, Sharp & Dohme Research Laboratories, a global healthcare provider, and The Squibb Institute for Medicinal Chemistry. Dr. Tung received a B.A. in Chemistry from Reed College and a Ph.D. in Medicinal Chemistry at the University of Wisconsin-Madison. We believe that Dr. Tung’s detailed knowledge of our Company and his 32 year career in the global pharmaceutical and biotechnology industries, including his roles at Vertex, provide a critical contribution to our Board of Directors.

James V. Cassella has served as our Senior Vice President and Chief Development Officer since February 2015. Prior to joining Concert, Dr. Cassella served as Executive Vice President, Research and Development and Chief Scientific Officer of Alexza Pharmaceuticals, Inc. from July 2012 to January 2015 and served as its Senior Vice President, Research and Development from June 2004 to July 2012. From April 1989 to April 2004, Dr. Cassella held various management positions at Neurogen Corporation, a publicly traded biotechnology company. Prior to Neurogen, Dr. Cassella was Assistant Professor of Neuroscience at Oberlin College. Dr. Cassella received a Ph.D. in physiological psychology from Dartmouth College, completed a postdoctoral fellowship in the Department of Psychiatry at the Yale University School of Medicine and received a B.A. in psychology from the University of New Haven.

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

Ian Robert Silverman, J.D., Ph.D. has served as our Senior Vice President and General Counsel since December 2010 and prior to that was our Vice President and General Counsel from January 2007 to December 2010. Prior to joining Concert, he served in various legal related roles at Millennium Pharmaceuticals, Inc., a pharmaceutical company, Vertex and FMC Corporation, a chemical manufacturing company. Dr. Silverman was a post-doctoral associate in chemistry at Standford University and received his J.D. from Rutgers-Camden Law School, a Ph.D. in organic chemistry from the University of New Mexico and a B.A. from Lehigh University.

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

General Counsel Transition. Pursuant to a planned transition, Lynette Herscha, Vice President, Legal Affairs and Associate General Counsel, will be promoted to Senior Vice President, General Counsel and Corporate Secretary, succeeding Dr. Robert Silverman as of June 1, 2017.  Dr. Silverman will remain an employee with the Company in a senior legal advisory role.

Ms. Herscha has served as our Vice President and Associate General Counsel since July 2014. Prior to joining Concert, she held senior legal positions at Momenta Pharmaceuticals, Inc., a pharmaceutical company and Phase Forward, Incorporated, a technology company. Prior to that, she worked in the law offices of Fulbright & Jaworksi. Ms. Herscha earned her Juris Doctor and Bachelor of Arts from Boston University.

Non-Employee Directors
Richard H. Aldrich is our co-founder and has served as a member of our Board of Directors and as Chairman of our Board of Directors since May 2006. Mr. Aldrich is a co-founder and has been a Partner of Longwood Fund, a venture capital firm, since December 2010. Mr. Aldrich founded RA Capital Management LLC, a hedge fund, in 2001 and served as a Managing Member from 2001 to 2008 and as a Co-Founding Member from 2008 until 2011. Mr. Aldrich has co-founded and helped to build several biotechnology companies including Sirtris Pharmaceuticals, Inc., (acquired by GlaxoSmithKline in 2008), Alnara Pharmaceuticals, Inc. (acquired by Eli Lilly in 2010), Verastem, Inc., OvaScience, Inc. and FlexPharma. Mr. Aldrich was also a founding employee of Vertex Pharmaceuticals Incorporated, where he held the position of Senior Vice President and Chief Business Officer and managed all commercial and operating functions from 1989 to 2001. Prior to joining Vertex, Mr. Aldrich held several management positions at Biogen Inc. Mr. Aldrich serves on the board of directors of OvaScience, Inc., a public life sciences company where he serves as the Lead Director, Mitobridge, Inc., a private biopharmaceutical company, Colorescience, Inc., a private skincare company, and KalVista Pharmaceuticals, a private biopharmaceutical company. During the last five years, Mr. Aldrich also served as a member of the board of directors of PTC Therapeutics, Inc., a public biopharmaceutical company and Verastem, Inc., a public biopharmaceutical company. Mr. Aldrich received his undergraduate degree from Boston College, and an M.B.A. from the Amos Tuck School at Dartmouth College. We believe Mr. Aldrich’s broad-based experience in business, including his leadership and board experience at life science companies, and his familiarity with our business as a co-founder of our company allow him to be a key contributor to our Board of Directors.
Thomas G. Auchincloss, Jr. has served as a member of our Board of Directors since December 2014. Since October 2013, Mr. Auchincloss has served as Managing Partner at Counterpoint Trading Company, LLC, a private investment firm. From May 2005 to August 2007, Mr. Auchincloss worked as Chief Financial Officer of Metabolix, Inc., a public biomaterials company. Prior to joining Metabolix, Mr. Auchincloss served as a consultant with Metabolix, from April 2002 to May 2005, providing business development, financial and strategic consulting services. From 1994 to 2001, Mr. Auchincloss served in a variety of positions at Vertex Pharmaceuticals Incorporated, most recently as Vice President, Finance and Treasurer. Mr. Auchincloss is trustee and Treasurer of Kieve Wavus Education, Inc., a not-for-profit camp and education organization. Mr. Auchincloss received a B.S. in Business Administration from Babson College and an M.B.A. in Finance from the Wharton School. We believe that Mr. Auchincloss’ financial and industry experience, including his experience as the chief financial officer of a publicly traded biomaterials company, make him a key contributor to our Board of Directors.
Ronald W. Barrett, Ph.D. has served as a member of our Board of Directors since December 2007. Dr. Barrett was a founder of XenoPort, Inc., a public biopharmaceutical company, and served as its Chief Executive Officer from 2001 to 2015, its Chief Scientific Officer from 1999 to 2001 and as a member of its board of directors from 1999 to 2015. Prior to XenoPort, Dr. Barrett held various positions at Affymax Research Institute, a drug discovery company now owned by GlaxoSmithKline plc, and Abbott Laboratories, a healthcare company. During the last five years, Dr. Barrett also served as a member of the board of directors of XenoPort, Inc. Dr. Barrett received a B.S. from Bucknell University and a Ph.D. in pharmacology from Rutgers University. We believe that Dr. Barrett’s industry and board experience, including his experience as the chief executive officer of a publicly traded biopharmaceutical company, makes him a key contributor to our Board of Directors.

Meghan FitzGerald, Ph.D. has served as a member of our Board of Directors since March 2016. Since May 2015, Ms. FitzGerald has served as Executive Vice President of Strategy and Policy at Cardinal Health. From October 2010 until May 2015, she served as President, Cardinal Health Specialty Solutions. From March 2008 to July 2010, she was Senior Vice President, New Markets International Division and Business Development, with Medco Health Solutions, Inc. Currently, she is also a member of the Board of Directors of SeniorLink, a privately held provider of in-home elder care and GELESIS, a privately held biotechnology company. Ms. FitzGerald obtained a Doctor of Public Health degree at New York Medical College, focusing on health policy. She also earned a master’s degree in public health from Columbia University and a bachelor’s degree in nursing from Fairfield University.  Ms. FitzGerald’s broad-based experience in business, including her leadership and board experience in the healthcare industry, allow her to be a key contributor to our board of directors.
Christine van Heek has served as a member of our Board of Directors since April 2016. Ms. van Heek has served as an adviser and consultant to several companies in the bio-pharmaceutical industry. From 1991 to 2003, Ms. van Heek served in various roles at Genzyme, Inc., a biotechnology company, including positions as Corporate Officer and President, Therapeutics Division; General Manager, Renal Division; and Vice President, Global Marketing. In addition, she has held various sales and marketing positions at Genentech, Inc. and Caremark/HHCA. During the last five years, Ms. van Heek also served as a member of the board of directors of Affymax, Inc., a biopharmaceutical company. Ms. van Heek holds an M.B.A. from Lindenwood University in St. Louis and a B.S.N. from the University of Iowa. We believe that Ms. van Heek's industry experience, including her extensive experience in strategic roles of a publicly traded biomaterials company, make her a key contributor to our Board of Directors.
Peter Barton Hutt has served as a member of our Board of Directors since December 2006. Mr. Hutt has practiced law at Covington & Burling LLP, specializing in food and drug law, since 1960 (except for the period from 1971 to 1975) and currently serves as senior counsel. From 1971 to 1975, he was Chief Counsel for the Food and Drug Administration. Mr. Hutt is a member of the board of directors of Flex Pharma, Inc., Seres Health, Inc., Q Therapeutics, Inc. and Xoma Ltd., each of which is a public biotechnology company, as well as numerous private companies. During the last five years, Mr. Hutt also served as a member of the board of directors of BIND Therapeutics, Inc., Celera Genomics, a public biotechnology company that was acquired by Quest Diagnostics, Inc. in 2011, CV Therapeutics, Inc., a public biotechnology company that was acquired by Gilead Sciences, Inc. in 2009, Ista Pharmaceuticals, Inc., a public pharmaceuticals company that was acquired by Bausch & Lomb Inc. in 2012, DBV Technologies SA, a public biotechnology company, and Momenta Pharmaceuticals, Inc., a public biotechnology company. Mr. Hutt received a B.A. from Yale University, an LL.B. from Harvard Law School and an LL.M. from New York University School of Law. We believe Mr. Hutt’s extensive knowledge of regulatory and legal issues related to drug development and his service on numerous boards of directors allow him to be a key contributor to our Board of Directors.
Wilfred E. Jaeger, M.D. has served as a member of our Board of Directors since May 2006. Dr. Jaeger co-founded Three Arch Partners, a venture capital firm, in 1993 and has served as a Partner since that time. Prior to co-founding Three Arch Partners, Dr. Jaeger was a general partner at Schroder Ventures. He is also a member of the board of directors of Threshold Pharmaceuticals, Inc., a public pharmaceutical company, and Nevro Corporation, a public medical device company, as well as numerous private companies. Dr. Jaeger received a B.S. in Biology from the University of British Columbia, his M.D. from the University of British Columbia School of Medicine and an M.B.A. from Stanford University. We believe that Dr. Jaeger’s financial and medical knowledge and experience allow him to be a key contributor to our Board of Directors.

Wendell Wierenga, Ph.D. has served as a member of our Board of Directors since March 2014. From June 2011 to February 2014, Dr. Wierenga served as Executive Vice President, Research and Development of Santarus, Inc., a public biopharmaceutical company that was acquired by Salix Pharmaceuticals, Ltd. in January 2014. From 2007 to May 2011, Dr. Wierenga served as Executive Vice President, Research and Development of Ambit Biosciences Corporation, a biopharmaceutical company engaged in the discovery and development of small-molecule kinase inhibitors. From 2003 to 2007, he served as Executive Vice President, Research and Development of Neurocrine Biosciences, Inc., a biopharmaceutical company developing therapeutics for neuropsychiatric, neuroinflammatory and neurodegenerative diseases. From 2000 to 2003, Dr. Wierenga served as the Chief Executive Officer of Syrrx, Inc., a biotechnology company focused on small-molecule drug compounds. Prior to joining Syrrx, from 1990 to 2000, he was senior vice president of worldwide pharmaceutical sciences, technologies and development at Parke-Davis, a division of Warner Lambert Co., a pharmaceutical company that was acquired by Pfizer Inc. in 2000. Prior to Parke-Davis, Dr. Wierenga worked at Upjohn Co., later Pharmacia & Upjohn, Inc., a pharmaceutical and biotechnology company, for 16 years in various positions, most recently as executive director of discovery research. Pfizer acquired Pharmacia & Upjohn, then named Pharmacia Corp., in 2002. Dr. Wierenga received a B.S. from Hope College and a Ph.D. in chemistry from Stanford University. Dr. Wierenga is a member of the boards of directors of Apricus Biosciences, Inc., Cytokinetics, Incorporated and Ocera Therapeutics, Inc. which are publicly traded biopharmaceutical companies. During the last five years, Dr. Wierenga also served as a member of the boards of directors of Anacor Pharmaceuticals, Inc., acquired by Pfizer in 2016, Xenoport, Inc., acquired by Arbor Pharmaceuticals in 2016, and Onyx Pharmaceuticals, Inc., a public biopharmaceutical company that was acquired by Amgen in 2013. We believe that Dr. Wierenga’s extensive experience in biopharmaceutical research and development and his service on the boards of directors of several public biopharmaceutical companies allow him to be a key contributor to our Board of Directors.

Audit Committee
The members of our audit committee are Mr. Auchincloss, Dr. Jaeger and Ms. van Heek. Mr. Auchincloss is the chair of the audit committee. Our Board of Directors has determined that each of Mr. Auchincloss and Dr. Jaeger qualifies as an audit committee financial expert within the meaning of SEC regulations and the NASDAQ Listing Rules. In making this determination, our board has considered the formal education and nature and scope of each such director’s previous experience, coupled with past and present service on various audit committees. Our audit committee assists our Board of Directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. The audit committee met ten times during fiscal year 2016, including telephonic meetings. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	overseeing our internal audit function, if any;

•	discussing our risk management policies;

•
establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt, retention and treatment of accounting related complaints and concerns;

•	meeting independently with our internal auditing staff, independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by SEC rules.
We believe that the composition of our audit committee meets the requirements for independence under current NASDAQ listing standards and SEC rules and regulations. Our Board of Directors has determined that Mr. Auchincloss, Dr. Jaeger and Ms. van Heek are independent as independence is currently defined in applicable NASDAQ listing standards.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted in the "Corporate Governance" page of the "Investors" section on our website, www.concertpharma.com, a current copy of the code and all disclosures that are required by law or NASDAQ stock market listing standards concerning any amendments to, or waivers from, any provision of the code. Information contained on the website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K.

Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of Concert common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in this proxy statement those persons who did not file these reports when due. Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in Concert’s securities required to be filed for 2016 by Section 16(a) under the Exchange Act.

Item 11. Executive Compensation
2016 Summary Compensation Table
The following table sets forth information regarding total compensation awarded to, earned by and paid to each individual who served as our chief executive officer during the year ended December 31, 2016 and our two most highly-compensated executive officers (other than our chief executive officer) who were serving as executive officers as of December 31, 2016 for services rendered in all capacities to the Company for the years indicated below. We refer to these individuals as our “named executive officers”.

Name		Year	Salary ($)		Bonus ($)		Option awards ($)(2)	Non-equity incentive plan compensation ($) (3)	All other compensation ($) (6)	Total ($)
Roger D. Tung, Ph.D.		2016	499,905		—		1,937,609	199,962	9,756	2,647,232
President and Chief Executive Officer		2015	435,537		—		—	262,211	13,256	711,004
James V. Cassella, Ph.D.		2016	392,700		—		569,885	125,664	10,722	1,098,971
Senior Vice President and Chief Development Officer		2015	353,684	(4)	40,000	(5)	1,308,314	129,991	7,364	1,839,353
Nancy Stuart	(1)	2016	384,780		—		911,816	123,130	9,756	1,429,482
Chief Operating Officer

(1)	Ms. Stuart was not a named executive officer for the fiscal year ended December 31, 2015, but is a named executive officer for the fiscal year ended December 31, 2016.
(2)
The amounts included in the “Option awards” column reflect the aggregate grant date fair value of option awards in the years indicated, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officer upon exercise of the options. Assumptions used in the calculation of these amounts are included in Note 9 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)
Consists of cash bonuses earned under our 2016 and 2015 executive bonus programs with respect to the years indicated. See the “—Narrative to Summary Compensation Table” described below for a description of the 2016 executive bonus program.

(4)	Amount shown represents a sign-on bonus paid in connection with Dr. Cassella’s commencement of employment with us in February 2015.
(5)	Mr. Cassella joined Concert as our Senior Vice President and Chief Development Officer in February 2015. His annualized base salary for 2015 was $385,000.
(6)	Amounts disclosed under the column “All Other Compensation” for 2016 represent Company matching contributions to 401(k) accounts and life insurance premiums.
Narrative to Summary Compensation Table
We review compensation annually for all employees, including our executives. In setting executive base salaries and target incentive bonus levels, determining actual incentive bonus amounts and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our Company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.
Our compensation committee has primary responsibility for determining the compensation of our executive officers. Our compensation committee typically reviews and discusses proposed compensation with the chief executive officer for all executives (other than for the chief executive officer). The compensation committee, without the applicable members of management present, discusses recommendations for management and ultimately approves the compensation of our executive officers. During 2016, our compensation committee engaged Radford, an AON Hewitt company, during the fiscal year ended December 31, 2016 as its independent compensation consultant, to review our executive compensation peer group and program design and to assist with assessing our executives’ compensation relative to those at comparable companies. Our compensation committee considered the relationship that Radford has with us, the members of our Board of Directors and our executive officers. Based on the committee’s evaluation, the compensation committee has determined that Radford is independent and that their work has not raised any conflicts of interests.

Radford assisted the committee in conducting a competitive compensation assessment for our executive officers for the fiscal year ended December 31, 2016. In evaluating the total compensation of our executive officers, the compensation committee, with the assistance of Radford, established a peer group of 21 publicly traded companies in the biopharmaceutical industry that was selected based on companies whose market capitalization, number of employees, maturity of product development pipeline and area of therapeutic focus are similar to ours. Radford then supplemented the peer group proxy information with published survey data, which provided a broader market representation of companies and deeper position reporting.

The peer group for our executive compensation benchmarking is approved by the compensation committee and based on these criteria, our peer group for 2016 was comprised of the following companies:

Achillion Pharmaceuticals, Inc.	Geron Corporation	Proteostasis Therapeutic, Inc.

Akebia Therapeutics, Inc.	GlycoMimetics, Inc.	Regulus Therapeutics, Inc.

Ardelyx, Inc.	Ignyta, Inc.	Sangamo Biosciences, Inc.

Arrowhead Research Corporation	Inovio Pharmaceuticals, Inc.	Trevena, Inc.

Cytokinetics, Inc.	Karyopharm Therapeutics, Inc.	Xencor, Inc.

Epyzime, Inc.	Mirati Therapeutics, Inc.	Ziopharm Oncology, Inc.

Genocea Biosciences, Inc.	OncoMed Pharmaceuticals, Inc.

Base salary. In 2016, the base salaries for Dr. Tung, Ms. Stuart, and Dr. Cassella were $499,905, $384,780 and $392,700, respectively. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.
Annual bonus. Pursuant to our executive bonus program for 2016, our Board of Directors established annual bonus targets based and approved a specified corporate goals. Our corporate goals are typically focused on the achievement of specific research, clinical, regulatory, financial and strategic goals.  We consider these to be difficult to attain, conducive to the creation of stockholder value and designed to contribute to our current and future financial success.  The corporate goals for 2016 were a research milestone, advancement of our CTP-656, CTP-543 and CTP-730 programs and achievement of financial discipline goals.
In January 2017, the Compensation Committee conducted a review to determine and approve the attainment of such goals and to assess the individual performance of each of our named executive officers. For 2016, the compensation committee approved bonuses of $199,962 to Dr. Tung, $123,130 to Ms. Stuart and $125,664 to Dr. Cassella.
Equity incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, we typically grant stock option awards at the start of employment to each executive officer and our other employees and our compensation committee and Board of Directors periodically review the equity incentive compensation of our named executive officers and other employees, and from time to time, may grant equity incentive awards to them in the form of stock options.
For stock options, the option exercise price is equal to the fair market value of our common stock on the date of grant. Time vested stock option grants made in connection with commencement of employment with us typically vest 25% on the first anniversary of the date of grant or, if earlier, the initial employment date (the "vesting commencement date"), and 6.25% vest per quarter thereafter, through the fourth anniversary of the vesting commencement date. Other stock option grants generally vest 6.25% per quarter through the fourth anniversary of the vesting commencement date.
In January 2016, we granted each of Dr. Tung, Ms. Stuart and Dr. Cassella an option to purchase 170,000, 80,000 and 50,000 shares of our common stock, respectively.

Outstanding Equity Awards at 2016 Fiscal Year End Table
The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2016.

	Options Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Roger D. Tung, Ph.D.	35,097	—	(1)	4.58	12/19/2018
	38,052	—	(2)	4.41	12/10/2019
	29,202	—	(3)	3.79	12/14/2020
	39,822	—	(4)	3.50	12/15/2021
	127,063	76,237	(5)	8.40	6/10/2024
	31,875	138,125	(6)	16.85	1/7/2026
James V. Cassella, Ph.D.	61,250	78,750	(7)	14.46	3/5/2025
	9,375	40,625	(6)	16.85	1/7/2026
Nancy Stuart	2,098	—	(8)	1.13	12/11/2017
	53,097	—	(1)	4.58	12/19/2018
	34,512	—	(2)	4.41	12/10/2019
	21,238	—	(3)	3.79	12/14/2020
	22,122	—	(4)	3.50	12/15/2021
	62,500	37,500	(5)	8.40	06/10/2024
	15,000	65,000	(6)	16.85	01/07/2026

(1)	This stock option fully vested in accordance with its terms on December 19, 2012 and vested as to 6.25% of the underlying shares at the end of each successive quarter.
(2)	This stock option fully vested in accordance with its terms on December 10, 2013 and vested as to 6.25% of the underlying shares at the end of each successive quarter.
(3)	This stock option fully vested in accordance with its terms on December 14, 2014 and vested as to 6.25% of the underlying shares at the end of each successive quarter.
(4)	This stock option fully vested in accordance with its terms on December 15, 2015 and vested as to 6.25% of the underlying shares at the end of each successive quarter.
(5)
This option was granted under our 2014 Stock Incentive Plan and vested as to 25% of the shares underlying such option on June 10, 2015 and will vest as to an additional 6.25% of the shares at the end of each successive quarter thereafter, through and including June 10, 2018.

(6)
This option was granted under our 2014 Stock Incentive Plan and vests as to 6.25% of the shares underlying such option at the end of each successive quarter thereafter, through and including January 7, 2020.

(7)
This option was granted under our 2014 Stock Incentive Plan and vested as to 25% of the shares underlying such option on March 5, 2016 and will vest as to an additional 6.25% of the shares at the end of each successive quarter thereafter, through and including March 5, 2019.

(8)	This stock option fully vested in accordance with its terms on December 11, 2011 and vested as to 6.25% of the underlying shares at the end of each successive quarter.
Employment Agreements, Severance and Change in Control Arrangements

Employment agreements
We have entered into employment agreements with each of our named executive officers. The employment agreements confirm the executive officers’ titles, compensation arrangements, eligibility for benefits made available to employees generally and also provide for certain benefits upon a termination of employment under specified conditions. Each named executive officer’s employment is at will.

Payments and benefits provided upon a qualifying termination not in connection with a change of control
Under the terms of the employment agreements we have entered into with each of the named executive officers, if an executive’s employment is terminated by us without "cause" and other than as a result of death or disability or by such executive officer for "good reason", each as defined in such employment agreement, in each case not within the "change of control period", as defined below, and subject to the executive’s execution of an effective general release of potential claims against us, each named executive officer will be entitled to (1) an amount equal to his then-current monthly base salary for a period of 12 months, or 15 months in the case of Dr. Tung and (2) continued Company paid medical and dental benefits to the extent that the named executive officer was receiving them at the time of termination until the earlier of 12 months following termination (or, in the case of Dr. Tung, 15 months following termination) and the date the named executive officer’s COBRA continuation coverage expires, subject to certain legal restrictions.

Payments and benefits provided upon a qualifying termination in connection with a change of control
Under the terms of the employment agreements we have entered into with each of the named executive officers, if the executive’s employment is terminated by us or our successor other than for cause or by such executive officer for good reason, in each case, within one year following a "change of control", as defined in such employment agreement (the "change of control period"), and subject to the executive’s execution of an effective general release of potential claims against us, in lieu of the severance benefits described above, each named executive officer will be entitled to:

•
An amount equal to 12 months (or 15 months in the case of Dr. Tung) of the named executive officer’s base salary, which will be paid as a lump sum if the change in control constitutes a change in control under Section 409A of the Internal Revenue Code.

•	An amount equal his or her current target bonus (or 1.5 times his target bonus in the case of Dr. Tung).

•
Continue Company paid medical and dental benefits to the executive to the extent that he or she was receiving them at the time of termination for until the earlier of 12 months (or 18 months in the case of Dr. Tung) following termination and the date the named executive officer’s COBRA continuation coverage expires, subject to certain legal restrictions.

In addition, if a change of control occurs and within one year following such change of control we or our successor terminate the executive’s employment other than for cause or the executive’s employment ends on death or disability, or the executive terminates his employment for good reason then all stock options held by the executive will immediately vest in full.

If the payments or benefits payable to each named executive officer in connection with a change of control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then those payments or benefits will be reduced to the extent necessary to avoid the imposition of such excise tax but only if such reduction would result in a higher net after-tax benefit to the named executive officer.

The following table summarizes the severance payments and benefits our named executive officers would be entitled to receive, assuming a qualifying termination occurred on December 31, 2016.

Name	Cash Severance ($)(1)	Bonus ($)(2)	COBRA Continuation ($)(3)	Value of Accelerated Vesting of Equity Awards ($)(4)	Total ($)
Roger D. Tung
Qualifying termination not in connection with a change of control	624,881	—	34,214	—	659,095
Qualifying termination in connection with a change of control	749,858	374,929	41,057	144,088	1,309,932
James V. Cassella
Qualifying termination not in connection with a change of control	392,700	—	27,371	—	420,071
Qualifying termination in connection with a change of control	392,700	157,080	27,371	0	577,151
Nancy Stuart
Qualifying termination not in connection with a change of control	384,780	—	27,371	—	412,151
Qualifying termination in connection with a change of control	384,780	153,912	27,371	70,875	636,938

(1)
For a termination by us without cause or by the executive for good reason, in each case not during the change of control period, this amount represents, in the case of Dr. Tung, 15 months' of base salary, and in the case of Ms. Stuart and Dr. Cassella, 12 months of base salary, each at the rate in effect immediately prior to the executive’s termination of employment.

In the event of a termination by us without cause or by the executive for good reason, in each case within 12 months of a change of control, this amount represents, in the case of Dr. Tung, 18 months' base salary, and in the case of Ms. Stuart and Dr. Cassella, 12 months of base salary, each at the rate in effect immediately prior to the executive’s termination of employment.

(2)
In the event of a termination by us without cause or by the executive for good reason, in each case within 12 months of a change of control, amounts represent in the case of Dr. Tung, 150% of his target bonus for 2016, and in the case of Ms. Stuart and Dr. Cassella, 100% of the applicable executive’s target bonus for 2016.

(3)
This amount represents the Company-paid health and dental coverage. In the case of Dr. Tung, the amounts represent 15 months payable following a termination by us without cause or by him for good reason, in each case not during the change of control period, and represents 18 months payable following a termination by us without cause or by him for good reason, in each case within 12 months of a change of control. With respect to Ms. Stuart and Dr. Cassella, amounts represent 12 months of Company-paid health and dental coverage.

(4)
In the event of a termination by us without cause, termination due to death or disability or a termination by the executive for good reason, in each case within 12 months of a change of control, all unvested stock options held by the executive at such time will immediately vest in full. The values for the accelerated vesting of equity awards included in the table above are based on the intrinsic values of such unvested awards on December 31, 2016 (i.e., the difference between the closing price of the Company’s common stock on the NASDAQ Global Market on that date and the applicable exercise price, multiplied by the number of shares for which vesting would have been accelerated).

Other agreements
We have also entered into employee confidentiality, non-competition and proprietary information agreements with each of our named executive officers. Under the employee confidentiality, non-competition and proprietary information agreements, each named executive officer has agreed (1) not to compete with us during his or her employment and for a period of one year after the termination of his or her employment, (2) not to solicit our employees during his or her employment and for a period of one year after the termination of his or her employment, (3) to protect our confidential and proprietary information and (4) to assign to us related intellectual property developed during the course of his or her employment.

401(k) retirement plan
We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2016, and have the amount of the reduction contributed to the 401(k) plan. Participants over the age of 50 are entitled to an additional catch-up contribution up to the statutorily prescribed limit, equal to $6,000 in 2016. Currently, we match 50% of employee contributions up to 6% of the employee’s salary, subject to the statutorily prescribed limit, equal to $7,950 in 2016. The match immediately vests in full.
Director Compensation
During 2016, we did not provide any compensation to Dr. Tung, our Chief Executive Officer, for his service as a member of our Board of Directors. Dr. Tung’s compensation as an executive officer is set forth above under “Executive Compensation—2016 Summary Compensation Table.”
Non-employee director compensation is set by our Board of Directors at the recommendation of our compensation committee. In March 2016, we retained Radford to assist in assesing our non-employee director compensation program and provide recommendations for changes to the program, if any. The updated peer group companies were used in the analysis, as well as other market data. The Board of Directors, based upon the recommendation of the compensation committee, approved an increase in the base retainer for board members effective as of the date of the 2016 annual meeting of stockholders and reflected in the table below.
Under our director compensation program, we pay our non-employee directors a cash retainer for their service on the Board of Directors and for their service on each committee of which the director is a member. The Chairman of the Board of Directors and the chairs of each committee receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our Board of Directors. The fees paid to non-employee directors for their service on the Board of Directors and for their service on each committee of the Board of Directors of which the director is a member are as follows:

	Annual Member Fee ($)	Chairman Annual Fee ($)
Board of Directors	35,000	65,000
Audit Committee	7,500	15,000
Compensation Committee	5,000	10,000
Nominating and Corporate Governance Committee	3,000	7,000
We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our Board of Director and committee meetings.

In addition, under our director compensation program, each new non-employee director elected to our Board of Directors receives an option to purchase 25,000 shares of our common stock. Each of these options will vest in equal quarterly installments over a three-year period measured from the date of grant, subject to the director’s continued service as a director, and will become vested and exercisable in full upon a change in control of our Company. Further, on the date of the first board meeting held after each annual meeting of stockholders, each non-employee director that has served on our Board of Directors for at least six months will receive an option to purchase 10,000 shares of our common stock. Each of these options vest in equal quarterly installments over a one-year period measured from the date of grant, subject to the director’s continued service as a director, and will become vested and exercisable in full upon a change in control of our Company. The exercise price of each option will equal the fair market value of a share of our common stock on the date of grant.
This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as our directors and to align our directors’ interests with those of our stockholders.

In accordance with our director compensation program, in June 2016 we granted options to purchase 10,000 shares of our common stock to each of Mr. Aldrich, Mr. Auchincloss, Dr. Barrett, Mr. Hutt, Dr. Jaeger and Dr. Wierenga. In accordance with our director compensation program, we granted options to purchase 25,000 shares of our common stock to each of Dr. FitzGerald and Ms. van Heek, in March 2016 and June 2016, respectively, in connection with their appointments to our Board of Directors.
The following table sets forth information regarding compensation earned by our non-employee directors during 2016.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Richard H. Aldrich	74,802	87,201	162,003
Thomas G. Auchincloss, Jr.	47,802	87,201	135,003
Ronald W. Barrett, Ph.D.	42,802	87,201	130,003
Meghan FitzGerald, Ph.D.	29,876	231,335	261,211
Christine van Heek	30,103	218,003	248,106
Peter Barton Hutt	35,802	87,201	123,003
Wilfred E. Jaeger, M.D.	45,302	87,201	132,503
Helmut M. Schühsler, Ph.D. (2)	7,762	0	7,762
Wendell Wierenga, Ph.D.	35,802	87,201	123,003

(1)
The amounts included in the “Option awards” column reflect the aggregate grant date fair value of options granted during 2016 calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the director upon exercise of the options. Assumptions used in the calculation of these amounts are included in Note 9 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. As of December 31, 2016:

•
Mr. Aldrich held stock options to purchase 41,236 shares of common stock in the aggregate, of which 36,236 shares were vested, with the remaining shares scheduled to vest through and including June 9, 2017;

•
Mr. Auchincloss held stock options to purchase 45,000 shares of common stock in the aggregate, of which 31,667 shares were vested, with the remaining shares scheduled to vest through and including December 11, 2017;

•
Dr. Barrett held stock options to purchase 34,156 shares of common stock in the aggregate, of which 29,156 shares were vested, with the remaining shares scheduled to vest through and including June 9, 2017;

•
Dr. FitzGerald held stock options to purchase 25,000 shares of common stock in the aggregate, of which 6,250 shares were vested, with the remaining shares scheduled to vest through and including March 22, 2019;

•
Ms. van Heek held stock options to purchase 25,000 shares of common stock in the aggregate, of which 4,167 shares were vested, with the remaining shares scheduled to vest through and including June 9, 2019;

•
Mr. Hutt held stock options to purchase 34,156 shares of common stock in the aggregate, of which 29,156 shares were vested, with the remaining shares scheduled to vest through and including June 9, 2017;

•	Dr. Jaeger held a stock option to purchase 20,000 shares of common stock, of which 15,000 shares were vested, with the remaining shares scheduled to vest through and including June 9, 2017;

•	Dr. Wierenga held a stock option to purchase 48,538 shares of common stock, of which 41,455 shares were vested, with the remaining shares scheduled to vest through and including June 9, 2017.

(2)
Dr. Schühsler provided notice of his resignation from our Board of Directors effective as of the close of business on April 8, 2016. Dr. Schühsler held vested stock options to purchase 7,500 shares of common stock as of his resignation date, which were exercisable through July 7, 2016.

Compensation Committee Interlocks and Insider Participation

During 2016, the members of our compensation committee were Dr. Barrett, Mr. Aldrich and Dr. FitzGerald. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our company, nor have they ever been an officer or employee of our Company.

Compensation Committee Report

The information contained in this report shall not be deemed to be (1) “soliciting material,” (2) “filed” with the SEC, (3) subject to Regulations 14A or 14C of the Exchange Act, or (4) subject to the liabilities of Section 18 of the Exchange Act. This report shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The compensation committee reviewed and discussed the disclosure included in the Executive Compensation section of this Annual Report on Form 10-K with management. Based on the review and discussions, the compensation committee recommended to the Board of Directors that the disclosure included in the Executive Compensation section be included in this Annual Report on Form 10-K for the year ended December 31, 2016, for filing with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of January 31, 2017 by:

•	each of our directors and our director nominees;

•	each of our named executive officers;

•	all of our directors, our director nominees and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after January 31, 2017. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to community property laws, where applicable. The information is not necessarily indicative of beneficial ownership for any other purpose.
The percentage ownership calculations for beneficial ownership are based on 22,322,982 shares of common stock outstanding as of January 31, 2017. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Concert Pharmaceuticals, Inc., 99 Hayden Avenue, Suite 500, Lexington, Massachusetts 02421.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after January 31, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders
Entities affiliated with BVF, Inc.(1)	2,616,249	11.7%
Entities affiliated with TVM Capital(2)	1,483,672	6.6%
Entities affiliated with GlaxoSmithKline(3)	1,356,533	6.1%
Entities affiliated with BlackRock Inc.(4)	1,127,145	5.0%

Executive Officers and Directors
Roger D. Tung, Ph.D.(5)	1,010,943	4.5%
James V. Cassella, Ph.D.(6)	82,500	*
Nancy Stuart (7)	260,768	1.2%
Richard H. Aldrich(8)	470,062	2.1%
Thomas G. Auchincloss(9)	38,250	*
Ronald W. Barrett, Ph.D.(10)	31,656	*
Meghan FitzGerald, Ph.D. (11)	8,333	*
Christine van Heek (12)	6,250	*
Peter Barton Hutt, LL.M (13)	36,080	*
Wilfred E. Jaeger, M.D.(14)	17,500	*
Wendell Wierenga, Ph.D.(15)	58,427	*
All current executive officers and directors as a group (13 persons)(16)	2,020,769	10.1%

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)
Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2017 by the following entities and individual. Consists of (i) 1,193,342 shares of common stock beneficially owned by Biotechnology Value Fund, L.P. (“BVF”), (ii) 758,494 shares of common stock beneficially owned by Biotechnology Value Fund II, L.P (“BVF2”) and (iii) 238,511 shares of common stock beneficially owned by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”). BVF Partners OS Ltd. (“Partners OS”) as the general partner of Trading Fund OS may be deemed to beneficially own the 238,511 shares of Common Stock beneficially owned by Trading Fund OS. BVF Partners L.P. (“Partners”), as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 2,232,014 shares of Common Stock beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and certain Partners management accounts (the “Partners Management Accounts”), including 425,902 shares of Common Stock held in the Partners Management Accounts. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 2,616,249 shares of Common Stock beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 2,616,249 shares of Common Stock beneficially owned by BVF Inc. Partners OS disclaims beneficial ownership of the shares of Common Stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of Common Stock beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Management Accounts. The address for Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104 Cayman Islands and the address for each of the other entities and for Mr. Lampert is 1 Sansome Street, 30th Floor, San Francisco, California 94104.

(2)
Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 16, 2016. Consists of 1,104,969 shares of common stock held by TVM Life Science Ventures VI GMBH & Co. KG and 378,703 shares of common stock held by TVM Life Science Ventures VI LP. Alexandra Goll, Helmut Schühsler, Hubert Birner, Stefan Fischer and Axel Polack are members of the investment committee of TVM Life Science Ventures VI Management Limited Partnership, a special limited partner of TVM Life Science Ventures VI GMBH & Co. KG and TVM Life Science Ventures VI LP with voting and dispositive power over the shares held by those entities. TVM Life Science Venture VI Management Limited Partnership and these individuals each disclaim beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address for each of the individuals and entities listed above is c/o TVM Capital GmbH, Maximilianstrasse 35, Entrance C, 80539 Munich, Germany.

(3)
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

(4)
Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on January 23, 2017 by BlackRock, Inc. Consists of 1,127,145 shares of common stock beneficially owned by BlackRock, Inc. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY, 10055.

(5)
In addition to shares of common stock held directly, includes 121,873 shares of common stock held by the Roger D. Tung 2011 GRAT, for which Dr. Tung is the sole trustee, 12,389 shares of common stock held by the RD Tung Irrevocable Trust, for which Dr. Tung’s wife is a co-trustee, and 13,274 shares of common stock held by the Tung Family Investment Trust, for which Dr. Tung is a co-trustee. Includes 324,442 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2017.

(6)	Consists of 82,500 shares of common stock issuable upon exercise of options exercisable within 60 days after January 31, 2017.
(7)	In addition to shares of common stock held directly, includes 221,817 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2017.
(8)
In addition to shares of common stock held directly, includes 61,946 shares of common stock held by Little Bear Associates, Inc., formerly known as RA Capital Associates, Inc., of which Mr. Aldrich is the sole stockholder, and 82,405 shares of common stock held by the Little Eagles, LLC, of which the owners of Little Eagles, LLC are Richard H. Aldrich Irrevocable Trust of 2011 and trusts established for the benefit of the Mr. Aldrich's minor children. The trustees of Richard H. Aldrich Irrevocable Trust of 2011 are Mr. Aldrich's spouse, Nichole A. Aldrich, and Mr. Aldrich's brother, Caleb F. Aldrich. The beneficiaries of Richard H. Aldrich Irrevocable Trust of 2011 are Mr. Aldrich's minor children. Mr. Aldrich disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. Includes 38,736 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2017.

(9)	In addition to shares of common stock held directly, includes 36,250 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2017.
(10)	Consists of 31,656 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2017.
(11)	Consists of 8,333 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2017.
(12)	Consists of 6,250 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2017.
(13)	In addition to shares held directly, includes 31,656 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2017.
(14)	Includes 17,500 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 31, 2016.
(15)	In addition to shares held directly, includes 46,038 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2017.
(16)	Includes 1,167,120 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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
The policy provides that any related person transaction proposed to be entered into by us must be reported to our General Counsel and will be reviewed and approved by our audit committee in accordance with the terms of the policy, prior to effectiveness or consummation of the transaction whenever practicable. The policy provides that if our chief financial officer determines that advance approval of a related person transaction is not practicable under the circumstances, our audit committee will review and, in its discretion, may ratify the related person transaction at the next meeting of the audit committee. The policy also provides that alternatively, our chief financial officer may present a related person transaction arising in the time period between meetings of the audit committee to the chair of the audit committee, who will review and may approve the related person transaction, subject to ratification by the audit committee at the next meeting of the audit committee.
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
No related person transactions were brought to the attention of the audit committee for consideration in 2016.

Item 14. Principal Accountant Fees and Services
The following table summarizes the fees Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2016	2015
Audit Fees(1)	$423,535	$425,750
Audit-Related Fees	—	—
Tax Fees(2)	37,960	77,950
All Other Fees(3)	2,000	2,000
Total Fees	$463,495	$505,700

(1)
Audit fees for 2016 and 2015 consist of fees for the audit of our consolidated financial statements and the review of our interim financial statements. Audit fees for 2015 also include fees associated with the March 2015 public offering.

(2)
Tax fees consists of fees incurred for tax compliance and tax return preparation. Tax fees for 2016 and 2015 also include fees incurred in connection with preparation of an ownership analysis pursuant to Section 382 of the Internal Revenue Code to quantify any limitations on the availability of net operating loss carryforwards to offset taxable income.

(3)	All Other Fees represents payment for access to the Ernst & Young LLP online accounting research database.

Pre-approval Policy and Procedures
The audit committee of our Board of Directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless either the service is approved in advance by the audit committee, or the engagement to render the service is entered into pursuant to the audit committee’s pre-approval policies and procedures. Notwithstanding the foregoing, pre-approval is not required with respect to the provision of services, other than audit, review or attest services, by the independent auditor if the aggregate amount of all such services is no more than 5% of the total amount paid by us to the independent auditor during the fiscal year in which the services are provided, such services were not recognized by us at the time of the engagement to be non-audit services and such services are promptly brought to the attention of the audit committee and approved prior to completion of the audit by the audit committee.
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
During our 2016 and 2015 fiscal years, no services were provided to us by Ernst & Young LLP or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2017.

CONCERT PHARMACEUTICALS, INC.

By:	/s/ Roger D. Tung
Roger D. Tung, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Roger D. Tung	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2017
Roger D. Tung, Ph.D.

/s/ Ryan Daws	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2017
Ryan Daws

/s/ Richard H. Aldrich	Chairman	March 6, 2017
Richard H. Aldrich

/s/ Thomas G. Auchincloss	Director	March 6, 2017
Thomas G. Auchincloss

/s/ Ronald W. Barrett	Director	March 6, 2017
Ronald W. Barrett, Ph.D.

/s/ Meghan FitzGerald	Director	March 6, 2017
Meghan FitzGerald, Ph.D.

/s/ Christine van Heek	Director	March 6, 2017
Christine van Heek

/s/ Peter Barton Hutt	Director	March 6, 2017
Peter Barton Hutt

/s/ Wilfred E. Jaeger	Director	March 6, 2017
Wilfred E. Jaeger, M.D.

/s/ Wendell Wierenga	Director	March 6, 2017
Wendell Wierenga, Ph.D.

Exhibit Index

Exhibit number	Description

3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36310) filed with the SEC on February 20, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-36310) filed with the SEC on February 20, 2014)

3.3 *	Amendment to Amended and Restated Bylaws of the Registrant

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

10.10 #*	Form of Employment Agreement by and between the Registrant and each of its executive officers (other than Roger D. Tung)

Exhibit number	Description

10.11 #*	Amended and Restated Employment Agreement, dated March 1, 2017, by and between the Registrant and Ian Robert Silverman

10.12 *	Asset Purchase Agreement, dated March 3, 2017, by and between the Registrant and Vertex Pharmaceuticals (Europe) Ltd., as Buyer, and Vertex Pharmaceuticals Inc., as Guarantor

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

10.19 †
Master Development and License Agreement, dated as of April 4, 2013, among the Registrant, Celgene International Sàrl and Celgene Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.20 †
Patent Assignment Agreement, dated September 8, 2011, by and between the Registrant and Auspex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-36310), filed with the SEC on May 11, 2015)

10.21 #	Summary of Executive Bonus Program (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.22 #*	Summary of Director Compensation Program

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.