Form 10-Q
period 2017-03-31
CONCERT PHARMACEUTICALS, INC.
filed 2017-05-02
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 28, 2017: 22,562,900

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$28,106	$40,555
Investments, available for sale	55,827	55,630
Interest receivable	176	164
Accounts receivable	17	27
Prepaid expenses and other current assets	2,302	1,353
Total current assets	86,428	97,729
Property and equipment, net	2,145	2,199
Restricted cash	400	400
Other assets	58	67
Total assets	$89,031	$100,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,528	$545
Accrued expenses and other liabilities	2,213	3,853
Deferred revenue, current portion	1,159	1,172
Total current liabilities	4,900	5,570
Deferred revenue, net of current portion	8,874	8,878
Deferred lease incentive, net of current portion	167	249
Deferred rent, net of current portion	70	104
Total liabilities	14,011	14,801
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2017 and 2016, respectively
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 22,554,694 and 22,319,516 shares issued and 22,549,939 and 22,316,982 outstanding in 2017 and 2016, respectively	22	22
Additional paid-in capital	260,247	257,461
Accumulated other comprehensive loss	(34)	(7)
Accumulated deficit	(185,215)	(171,882)
Total stockholders’ equity	75,020	85,594
Total liabilities and stockholders’ equity	$89,031	$100,395
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
License and research and development revenue	$20	$56
Total revenue	20	56
Operating expenses:
Research and development	8,237	10,453
General and administrative	5,253	3,577
Total operating expenses	13,490	14,030
Loss from operations	(13,470)	(13,974)
Investment income	137	94
Net loss	$(13,333)	$(13,880)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(27)	49
Comprehensive loss	$(13,360)	$(13,831)

Net loss per share applicable to common stockholders — basic and diluted	$(0.60)	$(0.63)

Weighted-average number of common shares used in net loss per share applicable to common stockholders— basic and diluted	22,377	22,198
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(13,333)	$(13,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	248	210
Stock-based compensation expense	1,643	1,282
Accretion of premiums and discounts on investments	67	134
Amortization of deferred lease incentive	(80)	(78)
Loss on disposal of asset	—	2
Changes in operating assets and liabilities:
Accounts receivable	14	(82)
Interest receivable	(12)	(198)
Prepaid expenses and other current assets	(980)	(638)
Other assets	9	(14)
Accounts payable	983	270
Accrued expenses and other liabilities	(1,667)	(1,359)
Income taxes payable	—	(75)
Deferred rent	(22)	(9)
Deferred revenue	(17)	(35)
Net cash used in operating activities	(13,147)	(14,470)
Investing activities
Purchases of property and equipment	(150)	(92)
Purchases of investments	(29,624)	(71,898)
Maturities of investments	29,333	31,595
Net cash used in investing activities	(441)	(40,395)
Financing activities
Proceeds from exercise of stock options	1,139	176
Net cash provided by financing activities	1,139	176
Net decrease in cash and cash equivalents	(12,449)	(54,689)
Cash and cash equivalents at beginning of period	40,555	92,510
Cash and cash equivalents at end of period	$28,106	$37,821
Supplemental cash flow information:
Cash paid for income taxes	$—	$85
Purchases of property and equipment unpaid at period end	$33	$64
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
On March 3, 2017, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Pharmaceuticals, Inc., through Vertex Pharmaceuticals (Europe) Limited ("Vertex"), pursuant to which the Company agreed to sell and assign, subject to the satisfaction or waiver of certain conditions, CTP-656 and other cystic fibrosis assets of the Company, for up to $250 million. Upon closing, Vertex has agreed to pay the Company $160 million in cash consideration, with $16 million of such consideration to initially be held in escrow. Additional information concerning the sale of CTP-656 is discussed further in Note 6.
The Company had cash and cash equivalents and investments of $83.9 million at March 31, 2017. The Company believes that its cash and cash equivalents and investments at March 31, 2017 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies and through other arrangements.
The Company has incurred net losses in each year from its inception in 2006, except for fiscal year 2015. Since its inception, the Company has generated an accumulated deficit of $185.2 million through March 31, 2017. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other future period.
The accompanying condensed consolidated financial statements reflect the accounts of Concert and its subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

year ended December 31, 2016 filed with the Securities and Exchange Commission on March 6, 2017.Use of Estimates and Summary of Significant Accounting Policies

In preparing the condensed consolidated financial statements, management used estimates in the following areas, among others: revenue recognition for multiple-element revenue arrangements; stock-based compensation expense; income tax expense; accrued expenses; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. The Company is currently evaluating the effect of adopting the requirements of ASU 2014-09 as it relates to the accounting for its collaboration arrangements with Celgene Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Avanir Pharmaceuticals, Inc., and its patent assignment agreement with Auspex Pharmaceuticals, Inc.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The Company is required to apply the requirements of ASU 2014-15 in its interim financial statements beginning in the first quarter of fiscal 2017. With respect to the interim financial statements as of March 31, 2017, the Company did not identify any conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. This update simplifies several aspects of the accounting for share-based compensation arrangements, including accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification of related amounts on the statement of cash flows. The Company adopted this ASU on January 1, 2017 and it did not have a material effect on the consolidated financial statements and related disclosures.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of March 31, 2017 and December 31, 2016 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total

March 31, 2017
Cash equivalents:
Money market funds	$24,989	$—	$—	$24,989
Investments, available for sale:
U.S. Treasury obligations	14,524	—	—	14,524
Government agency securities	39,306	1,997	—	41,303
Total	$78,819	$1,997	$—	$80,816

	Level 1	Level 2	Level 3	Total
December 31, 2016
Cash equivalents:
Money market funds	$26,257	$—	$—	$26,257
U.S. Treasury obligations	—	1,001	—	1,001
Investments, available for sale:
U.S. Treasury obligations	10,034	5,503	—	15,537
Government agency securities	24,545	15,548	—	40,093
Total	$60,836	$22,052	$—	$82,888

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
Cash, cash equivalents and investments, available for sale included the following at March 31, 2017 and December 31, 2016:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value

March 31, 2017
Cash		$3,117	$—	$—	$3,117
Money market funds		24,989	—	—	24,989
Cash and cash equivalents		$28,106	$—	$—	$28,106
U.S. Treasury obligations	267 days	14,534	—	(10)	14,524
Government agency securities	163 days	41,327	—	(24)	41,303
Investments, available for sale		$55,861	$—	$(34)	$55,827

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2016
Cash		$13,297	$—	$—	$13,297
Money market funds		26,257	—	—	26,257
U.S. Treasury obligations	31 days	1,001	—	—	1,001
Cash and cash equivalents		$40,555	$—	$—	$40,555

U.S. Treasury obligations	125 days	15,534	4	(1)	15,537
Government agency securities	140 days	40,103	1	(11)	40,093
Investments, available for sale		$55,637	$5	$(12)	$55,630
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2017 and 2016, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Accrued professional fees and other	$736	$487
Employee compensation and benefits	692	2,010
Research and development expenses	345	930
Deferred lease incentive, current portion	326	324
Deferred rent, current portion	114	102
	$2,213	$3,853

6. Asset Purchase
On March 3, 2017, the Company, Vertex Pharmaceuticals (Europe) Limited, a U.K. limited company (“Vertex”), and Vertex Pharmaceuticals Inc., a Massachusetts corporation, solely as a guarantor, entered into an Asset Purchase Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company will sell and assign to Vertex, CTP-656 and other cystic fibrosis assets of the Company. Completion of the asset sale is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of the transaction by the Company’s stockholders. As of the date of issuance of these interim financial statements, the closing conditions have not been satisfied. Accordingly, no accounting consideration has been given to the asset sale at this time.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Upon the closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”), Vertex has agreed to pay the Company $160 million in cash consideration, with $16 million of such consideration to initially be held in escrow. Additionally, upon the achievement of certain milestone events, Vertex has agreed to pay the Company an aggregate of up to $90 million. Of this amount, $50 million will become payable to the Company upon receipt of FDA marketing approval for a combination treatment regimen containing CTP-656 for patients with cystic fibrosis, and $40 million will become payable to the Company upon completion of a pricing and reimbursement agreement in the first of the United Kingdom, Germany or France with respect to a combination treatment regimen containing CTP-656 for patients with cystic fibrosis.
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

7. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2017, the Company forecast an ordinary pre-tax loss for the year ended December 31, 2017 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the three months ended March 31, 2017.

To the extent new information becomes available, the Company may revise its forecast of ordinary pre-tax income or loss, and therefore the estimated effective tax rate, in future periods. The potential effect of a non-recognized subsequent event is considered in the Company’s estimated effective tax rate in the period in which the event occurs.

The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist. The Company is currently in the process of evaluating the extent of any such ownership changes and annual limitations under Section 382 and 383 of the Internal Revenue Code.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Collaborations
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
Under the terms of the agreement, the Company received a non-refundable upfront payment of $35.0 million. In October 2015, the Company earned and recognized as milestone revenue an $8.0 million development milestone based on the completion of Phase 1 clinical evaluation of CTP-730. In addition, the Company is eligible to earn an additional $15.0 million development milestone payment, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the CTP-730 program. The next milestone payment the Company may be entitled to achieve under the CTP-730 program is $15.0 million related to the first actual dosing in a Phase 3 clinical trial or, if earlier, acceptance for filing of a NDA. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, in respect of a compound to be identified at a later time, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.
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
During the three months ended March 31, 2017, the Company recognized revenue of $12 thousand under the Celgene agreement, as compared to $23 thousand recognized during the three months ended March 31, 2016. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2017, there was $7.2 million of deferred revenue related to the Company’s collaboration with Celgene, $1.1 million of which was classified as a current liability and $6.1 million of which was classified as a noncurrent liability, in the accompanying condensed consolidated balance sheet.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
For the three months ended March 31, 2017 and 2016, the Company recognized revenue of $7 thousand and $34 thousand, respectively, related to the performance of development support services.
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
Under the agreement, the Company received a non-refundable upfront payment of $2.0 million and has received milestone payments of $6.0 million. The Company is also eligible to earn, with respect to licensed products comprising a combination of deudextromethorphan and quinidine, up to $37.0 million in regulatory and commercial launch milestone payments, of which $21.5 million in development and regulatory milestone payments are associated with the first indication, and up to $125.0 million in sales-based milestone payments. The next milestone payments that the Company may be entitled to receive are $5.0 million upon acceptance for filing of a NDA, $3.0 million upon acceptance for filing of a Marketing Authorization Application, or MAA, and $1.5 million upon acceptance for filing of a NDA by the Ministry of Health, Labour and Welfare, or MHLW, related to AVP-786. In addition, the Company is eligible for higher development milestones, up to an additional $43.0 million, for licensed products that do not require quinidine. Avanir is currently developing deudextromethorphan only in combination with quinidine.
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
Effective January 1, 2017, an additional 892,679 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of March 31, 2017, there were 1,680,249 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Research and development	$717	$553
General and administrative	926	729
Total stock-based compensation expense	$1,643	$1,282

Stock Options
Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three months ended March 31, 2017 and 2016 reflect the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected volatility	78.14%	78.34%
Expected term	6.0 years	6.0 years
Risk-free interest rate	2.08%	1.38%
Expected dividend yield	—%	—%
For the three months ended March 31, 2017, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

For the three months ended March 31, 2016, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$7.48	$11.19
Aggregate grant date fair value of options vested during the year	$1,276	$1,032
Total cash received from exercises of stock options	$1,139	$176
Total intrinsic value of stock options exercised	$2,664	$496
The following is a summary of stock option activity for the three months ended March 31, 2017:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2016	2,953,961	$10.49
Granted	954,700	$10.97
Exercised	(235,178)	$5.02
Forfeited or expired	(40,819)	$13.17
Outstanding at March 31, 2017	3,632,664	$10.94	7.66	$22,317
Exercisable at March 31, 2017	1,616,413	$9.05	5.94	$12,973
Vested and expected to vest at March 31, 2017 (1)	3,457,741	$10.86	7.57	$21,491

(1)
This represents the number of vested stock option shares as of March 31, 2017, plus the number of unvested stock option shares that the Company estimated as of March 31, 2017 would vest, based on the unvested stock option shares at March 31, 2017 and an estimated forfeiture rate of 6%.

As of March 31, 2017, there was $15.8 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.9 years.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands, expect per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(13,333)	$(13,880)
Denominator:
Weighted average shares outstanding - basic	22,377	22,198
Dilutive stock options	—	—
Dilutive warrants	—	—
Weighted average shares outstanding - diluted	22,377	22,198

Net loss per share applicable to common stockholders - basic and diluted	$(0.60)	$(0.63)
Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	583	767
Warrants	71	71

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

OVERVIEW
We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with approved drugs that we believe may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage the known activity of approved drugs to expand into new indications. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas.  We have a robust pipeline of wholly owned and collaboration programs.

Product Candidate	Lead Indication(s)	Phase I	Phase 2	Phase 3	Market	Worldwide Rights
CTP-543 Deuterated ruxolitinib	Alopecia Areata					CoNCERT Pharmaceuticals Inc.
CTP-656* Deuterated ivacaftor	Cystic Fibrosis					VERTEX
AVP-786 Deuterated dextromethorphan	Alzheimer's Agitation					AVANIR pharmaceuticals
	Multiple Neurologic/Psychiatric Indications					Otsuka
CTP-730 Deuterated apremilast	Inflammatory Diseases					Celgene
JZP-386 Deuterated sodium oxybate	Narcolepsy					Jazz Pharmaceuticals

CTP-656
CTP-656 Overview
CTP-656 is a novel, next generation potentiator that we are developing for the treatment of cystic fibrosis. Cystic fibrosis is a rare, life-threatening genetic disease affecting approximately 70,000 people worldwide. There is no known cure for cystic fibrosis. Cystic fibrosis is caused by mutations in the gene that encodes the cystic fibrosis transmembrane conductance regulator protein, or CFTR, a chloride channel that regulates the movement of salt and water into and out of cells. There are more than 1,900 known mutations in the CFTR gene, some of which result in cystic fibrosis, including the most prevalent F508del mutation and the less prevalent G551D gating mutation.

On March 3, 2017, we entered into an Asset Purchase Agreement with Vertex Pharmaceuticals, Inc., through Vertex Pharmaceuticals (Europe) Limited, pursuant to which we agreed to sell and assign, subject to the satisfaction or waiver of certain conditions, CTP-656 and other cystic fibrosis assets of the Company, for up to $250 million. Additional information concerning the sale of CTP-656 is discussed further in Note 6 to the condensed consolidated financial statements, appearing elsewhere in this Quarterly Report on Form 10-Q.

Clinical Development of CTP-656

In December 2016, we announced the initiation of a U.S.-based Phase 2 clinical trial evaluating CTP-656 in patients who have gating mutations, including the G551D mutation. The Phase 2 clinical trial is a randomized, parallel-group, double-blind, placebo-controlled, clinical trial to evaluate the safety and efficacy of CTP-656 in cystic fibrosis patients with gating mutations who are receiving stable treatment with Kalydeco. Patients enrolled in the 28-day study receive either 20 mg, 100 mg, or 150 mg of CTP-656 once-daily or placebo. There is also an open-label Kalydeco comparator arm in the trial. We require approximately 30-40 patients to be enrolled in the Phase 2 trial and enrollment is ongoing. The primary endpoint of the Phase 2 trial is a change from baseline in sweat chloride at Day 28. Secondary endpoints include change in percent predicted forced expiratory volume (FEV1) and change from baseline in CFQ-R Respiratory Domain. The U.S. Phase 2 trial is being conducted at multiple study sites within the Cystic Fibrosis Foundation’s Therapeutic Development Network. Top-line data are expected by year-end 2017.

In January 2017, we announced that subsequent to the initiation of the Phase 2 trial, the U.S. Food and Drug Administration, or FDA, informed us that in order to support dose selection for Phase 3 an adequate washout period, in which Kalydeco treatment is withheld, would be required in addition to a placebo-control. Our current Phase 2 clinical trial does not include a washout period.

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

CTP-543
CTP-543 Overview
Alopecia areata is an autoimmune disease affecting up to 650,000 Americans at any given time and that results in partial or complete loss of hair on the scalp or body. CTP-543 was discovered by applying Concert's deuterium chemistry technology to modify ruxolitinib, which is commercially available under the name Jakafi® in the United States for the treatment of certain blood disorders. Ruxolitinib has been used to treat alopecia areata in academic settings, including an investigator-sponsored clinical trial, and has been shown to promote hair growth in individuals with moderate-to-severe disease. There are currently no drugs approved by the FDA for the treatment of alopecia areata.
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

We recently initiated a Phase 2a trial, which will enroll approximately 100 patients with moderate-to-severe alopecia areata. The dose-ranging trial will evaluate four active arms of CTP-543 (4, 8, 12 and 16 mg twice daily) and a placebo control. The primary outcome measure of the Phase 2a trial will be the effect on treating hair loss as measured by the severity of alopecia tool (SALT) after 24 weeks of dosing. The trial will include an additional 28 weeks of dosing where all patients enrolled in the study will receive CTP-543. Top-line data are expected in the first quarter of 2018.

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

•
AVP-786 is a combination of deudextromethorphan and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders that is being developed under a collaboration with Avanir. Avanir is conducting several Phase 2 and Phase 3 clinical trials to evaluate AVP-786, the most advanced of which are Phase 3 clinical trials for the treatment of agitation associated with Alzheimer’s disease.

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

•
JZP-386 is a product candidate containing a deuterated sodium oxybate analog for potential use in patients with narcolepsy that is being developed under a collaboration with Jazz Pharmaceuticals. In May 2015, we and Jazz Pharmaceuticals announced the completion of a Phase 1 clinical study. Clinical data from this Phase 1 study demonstrated that JZP-386 provided favorable deuterium-related effects, including higher serum concentrations and correspondingly increased PD effects at clinically relevant time points compared to Xyrem® (sodium oxybate) oral solution. The safety profile of JZP-386 was similar to that observed with Xyrem. Jazz Pharmaceuticals is responsible for any further development of JZP-386 and is continuing to evaluate once-nightly dosing.

Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform®, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $185.2 million since inception through March 31, 2017 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments.

On March 3, 2017, we entered into an Asset Purchase Agreement with Vertex Pharmaceuticals, Inc., through Vertex Pharmaceuticals (Europe) Limited, pursuant to which we agreed to sell and assign, subject to the satisfaction or waiver of certain conditions, CTP-656 and other cystic fibrosis assets of the Company, for up to $250 million. Additional information concerning the sale of CTP-656 is discussed further in Note 6 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

We have incurred net losses in each year from our inception in 2006, except for fiscal year 2015. We incurred a net loss of $13.3 million during the quarter ended March 31, 2017. The net income generated during the year ended December 31, 2015 was primarily the result of a $50.2 million one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, as discussed further in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2017. Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under our current development programs. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we continue research and development efforts and develop and conduct additional nonclinical studies and clinical trials with respect to our product candidates.
We do not expect to generate revenue from product sales unless and until we, or our collaborators, obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain, or believe that we are likely to obtain, marketing approval for any product candidates for which we retain commercialization rights, and intend to commercialize a product, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to seek to fund our operations through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements and other arrangements for at least the next several years. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would force us to delay, limit, reduce or terminate our research and development programs and could have a material adverse effect on our financial condition and our ability to develop our products. We will need to generate significant revenues to achieve sustained profitability and we may never do so.

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

Income Taxes

We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of March 31, 2017, we forecast an ordinary pre-tax loss for the year ended December 31, 2017 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three months ended March 31, 2017.

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

During the three months ended March 31, 2017, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 6, 2017.
Pending and Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for us beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). We will adopt ASU 2014-09 in the first quarter of 2018 and will apply the full retrospective approach. We are currently evaluating the effect of adopting the requirements of ASU 2014-09 as it relates to the accounting for our collaboration arrangements with Celgene, Jazz Pharmaceuticals and Avanir, and our patent assignment agreement with Auspex.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. We are required to apply the requirements of ASU 2014-15 in our interim financial statements beginning in the first quarter of fiscal 2017. With respect to the interim financial statements as of March 31, 2017, we did not identify any conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation-Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. This update simplifies several aspects of the accounting for share-based compensation arrangements, including accounting for income taxes, forfeitures and statutory tax withholding requirements as well as classification of related amounts on the statement of cash flows. We adopted this ASU on January 1, 2017 and it did not have a material effect on our consolidated financial statements and related disclosures.

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

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2017 and 2016
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars.

	Three months ended March 31,
(in thousands)	2017	2016	Change
Revenue:
License and research and development revenue	$20	$56	$(36)
Total revenue	20	56	(36)
Operating expenses:
Research and development	8,237	10,453	(2,216)
General and administrative	5,253	3,577	1,676
Total operating expenses	13,490	14,030	(540)
Loss from operations	(13,470)	(13,974)	504
Investment income	137	94	43
Net loss	$(13,333)	$(13,880)	$547

License and Research and Development Revenue

License and research and development revenue was $20 thousand for the three months ended March 31, 2017 as compared to $56 thousand for the prior year period, a decrease of approximately $36 thousand. The decrease in revenue in the 2017 period was attributable to a decrease in revenue recognized for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements of $11 thousand and $25 thousand, respectively. Clinical conduct under these programs was completed in 2015.

As of March 31, 2017, we had deferred revenue of:

•
$7.2 million related to our collaboration with Celgene, $1.1 million of which is attributable to the CTP-730 program and is currently expected to be recognized as revenue in the next twelve months as we satisfy our remaining research and development activities pursuant to mutually agreed upon development plans, and $6.1 million of which is attributable to two additional license programs that we will not recognize as revenue until Celgene exercises its rights with respect to those programs, or at such time that Celgene's rights lapse, as discussed further in Note 8 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q;

•
$0.1 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 21 months; and

•	$2.8 million related to a payment received from GlaxoSmithKline, or GSK, that we will not recognize as revenue until all repayment obligations lapse.

Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three months ended March 31, 2017 and 2016, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three Months Ended March 31,
(in thousands)	2017	2016

CTP-656 external costs	$1,373	$4,158
CTP-543 external costs	1,523	957
CTP-730 external costs	12	30
JZP-386 external costs	—	9
External costs for other programs	238	540
Employee and contractor-related expenses	4,173	3,922
Facility and other expenses	918	837
Total research and development expenses	$8,237	$10,453
Research and development expenses were $8.2 million for the three months ended March 31, 2017, compared to $10.5 million for the prior year period, a decrease of $2.3 million. This decrease was primarily due to a decrease of $2.8 million in direct external expenses associated with CTP-656, partially offset by an increase of $0.6 million in direct external expenses associated with CTP-543. The decrease in CTP-656 expenses in the 2017 period was primarily attributable to the Phase 1 clinical testing during the three months ended March 31, 2016. Costs incurred during the three months ended March 31, 2017 were attributable to Phase 2 clinical testing. The increase in CTP-543 expenses in the 2017 period was primarily attributable to costs incurred to support the advancement of CTP-543 into Phase 2 clinical testing. The increase in employee and contractor-related expenses of $0.3 million was primarily attributable to an increase in non-cash stock-based compensation expense in the three months ended March 31, 2017.

General and administrative expenses

General and administrative expenses were $5.3 million for the three months ended March 31, 2017 compared to $3.6 million for the prior year period. The increase was primarily attributable to a $1.1 million increase in professional fees associated with the CTP-656 asset purchase agreement and a $0.2 million increase in non-cash stock-based compensation expense.

Investment income

Investment income was $0.1 million for the three months ended March 31, 2017 and 2016, and consists of interest earned on our cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of March 31, 2017, we had an accumulated deficit of $185.2 million. Although we generated net income in fiscal year 2015 due to a one-time payment from Auspex, we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
As of March 31, 2017 we had cash and cash equivalents and investments of $83.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three months ended March 31,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(13,147)	$(14,470)
Investing activities	(441)	(40,395)
Financing activities	1,139	176
Net decrease in cash and cash equivalents	$(12,449)	$(54,689)
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the three months ended March 31, 2017, our operating activities used cash of $13.2 million as compared to cash used by operating activities of $14.5 million during the prior year period. Cash used in operating activities during both the 2017 and prior year period was primarily driven by our development activities associated with CTP-656 and CTP-543, our wholly owned development programs.
Investing activities. Net cash used in investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the three months ended March 31, 2017 and 2016 was $29.6 million and $71.9 million, respectively. Net cash provided by maturities of investments for the three months ended March 31, 2017 and 2016 was $29.3 million and $31.6 million, respectively. Purchases of fixed assets for the three months ended March 31, 2017 and 2016 was $0.2 million and $0.1 million, respectively.

Financing activities. During the three months ended March 31, 2017 and 2016, our financing activities provided cash of $1.1 million and $0.2 million, respectively. The cash provided by financing activities during the three months ended March 31, 2017 and 2016 was attributable to proceeds from the exercise of stock options.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. If we satisfy all closing conditions to the CTP-656 asset purchase agreement, we expect our cash will be sufficient to fund the Company into 2021 under our current operating plan. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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
Contractual obligations
During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2017 and December 31, 2016, we had $83.9 million and $96.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of March 31, 2017 would not have a material effect on the fair market value of our cash equivalents and short term investments.
We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2017.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
We have incurred significant annual net operating losses in every year since our inception, except for fiscal year 2015. Although we were profitable for fiscal year 2015 as a result of a one-time payment of $50.2 million that we received in June 2015, as a result of our patent assignment agreement with Auspex, we expect to incur significant annual net operating losses in future periods. As of March 31, 2017, we had an accumulated deficit of $185.2 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations and a patent assignment agreement. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We believe our existing cash and cash equivalents and investments as of March 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2018. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the successful closing of our CTP-656 asset sale with Vertex;

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

•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; including defending against the inter partes review (“IPR”) petition challenging our 9,249,149 patent which was filed with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office in April 2017; and

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
We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•	in the case of CTP-656, our ability to enroll sufficient numbers of patients and in a timely manner to conduct our clinical trials;

•	in the case of CTP-656, our ability to enter into business arrangements with partners for combination therapies and our, or any collaborator's, ability to develop such combinations;

•	in the case of CTP-656, the ability of our current Phase 2 trial, or any Phase 2 trial that we can practicably conduct, to support progression to Phase 3 clinical trials;

•	in the case of CTP-656, our ability to agree with regulatory agencies on a Phase 3 trial design that we can practicably conduct;

•	in the case of CTP-543, our ability to safely and effectively treat moderate-to-severe alopecia areata;

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any, for our programs;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of our active pharmaceutical ingredients and drug products

•	with sufficient quality, quantity, and reproducibility to support clinical trials and potential future commercialization;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection, regulatory exclusivity, and freedom to operate, both in the United States and internationally;

•	amount of commercial sales, if and when approved;

•	a continued acceptable safety profile of our programs following any marketing approval; and

•	agreement by third party payors to reimburse patients for the costs of treatment with our products, and the terms of such reimbursement.

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
We are developing CTP-656 as a treatment for cystic fibrosis in patients with gating mutations. The current standard of care for the treatment of cystic fibrosis in patients who have gating mutations is ivacaftor, which is marketed by Vertex Pharmaceuticals, Inc. under the name Kalydeco®. If CTP-656 receives marketing approval, it would compete with Kalydeco and may face competition from a number of other product candidates, including combination therapies, that are currently in clinical development by AbbVie and Galapagos Pharmaceuticals, Flatley Labs, Novartis and Proteostasis, including additional candidates being developed by Vertex, among others. Vertex recently announced positive clinical trial results for its tezacaftor/

ivacaftor combination therapy. To the extent that Vertex or other companies continue to report positive results with respect to combination therapies to treat CF patients with gating mutations, the demand for monotherapies like CTP-656, if approved, could be reduced or eliminated.
We are developing CTP-543 as an oral agent for the treatment of moderate-to-severe alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. The non-deuterated analog of CTP-543, ruxolitinib, is being developed as a topical treatment for alopecia areata by Incyte, who markets ruxolitinib (Jakafi®) in the U.S. for myelofibrosis and polycythemia vera. Ruxolitinib is a Janus kinase, or JAK, inhibitor. A number of companies are pursuing development of JAK inhibitors with a range of subtype selectivities for the treatment of alopecia areata, including Aclaris Therapeutics, Incyte, LEO Pharma and Pfizer.
JZP-386 is being developed for the treatment of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The current standard of care is sodium oxybate. Avadel Pharmaceuticals is developing an extended release formulation of sodium oxybate for the treatment of narcolepsy. Hikma Pharmaceuticals PLC developed a generic version of Xyrem® for the treatment of narcolepsy, which was approved by the FDA in January 2017 but will not be marketed until 2023, or earlier under certain circumstances.
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
We currently rely, and expect to continue to rely, on third party contractors to manufacture nonclinical and clinical supplies of our product candidates and to package, label and ship these supplies. We expect to rely on third party contractors to manufacture, formulate, package, label and distribute commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on such third party contractors entails risks, including:

•
manufacturing delays, including if our third party contractors give greater priority to the supply of other products over our product candidates or if they otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	the possible termination or nonrenewal of agreements by our third party contractors at a time that is costly or inconvenient for us;

•	potentially limited numbers of available contractors due to the need for uncommon equipment or expertise, or pre-existing conflicts of interest;

•	the possible breach by the third party contractors of our agreements with them;

•	possible theft of intellectual property or trade secrets;

•	possible theft of our materials, including starting materials, intermediates, active pharmaceutical ingredients, or drug products;

•	the failure of third party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	possible contamination, or nonconformance with product or packaging specifications, of our product during or after its manufacture;

•	possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities or supply chain disruptions;

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

On April 7, 2017, Incyte Corporation filed an inter parties review, or IPR, petition with the patent and trial appeals board, or PTAB, of the U.S. patent and trademark office, or PTO, challenging the validity of U.S. Patent No. 9,249,149, which claims deuterium-modified versions of ruxolitinib, including CTP-543. We intend to take necessary actions to vigorously defend the patent. We may also become involved in other opposition, derivation, reexamination, post grant review, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.
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
In addition, as of April 26, 2017, there were 3,629,303 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of April 26, 2017, there were 70,796 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of March 31, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 44.3% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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
On March 3, 2017, we entered into an Asset Purchase Agreement with Vertex Pharmaceuticals (Europe) Limited, or “Vertex,” and Vertex Pharmaceuticals Incorporated (solely as a guarantor), pursuant to which, subject to the satisfaction or waiver of the conditions therein, we will sell and assign to Vertex CTP-656 and other cystic fibrosis assets of the Company. Completion of the asset sale is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of our stockholders. We currently expect that the asset sale will be completed by October 31, 2017. It is possible, however, that factors outside of our control could require the parties to complete the asset sale at a later time, or not to complete the asset sale at all. In the event that the asset sale is not consummated for any reason, we will be subject to many risks, including the costs related to the asset sale, such as legal, accounting and advisory fees, which must be paid even if the asset sale is not completed, and, potentially, the payment of a termination fee under certain circumstances. If the asset sale is not consummated, the market price of our common stock could decline. We also could be subject to litigation related to any failure to complete the asset sale or related to any enforcement proceeding commenced against us to perform our obligations under the asset purchase agreement.

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

CONCERT PHARMACEUTICALS, INC.

Date:	May 2, 2017	By:	/s/ Ryan Daws

Ryan Daws Chief Financial Officer

Exhibit Index

Exhibit number	Description

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.