Form 10-Q
period 2017-06-30
CONCERT PHARMACEUTICALS, INC.
filed 2017-08-08
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 4, 2017: 22,687,187

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$27,591	$40,555
Investments, available for sale	75,829	55,630
Interest receivable	218	164
Accounts receivable	273	27
Prepaid expenses and other current assets	2,318	1,353
Total current assets	106,229	97,729
Property and equipment, net	1,944	2,199
Restricted cash	400	400
Other assets	49	67
Total assets	$108,622	$100,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,000	$545
Accrued expenses and other liabilities	3,909	3,853
Deferred revenue, current portion	1,168	1,172
Total current liabilities	6,077	5,570
Deferred revenue, net of current portion	8,857	8,878
Deferred lease incentive, net of current portion	84	249
Deferred rent, net of current portion	35	104
Loan payable, net of discount	29,188	—
Total liabilities	44,241	14,801
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2017 and 2016, respectively
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 22,620,822 and 22,319,516 shares issued and 22,616,067 and 22,316,982 outstanding in 2017 and 2016, respectively	23	22
Additional paid-in capital	262,644	257,461
Accumulated other comprehensive loss	(44)	(7)
Accumulated deficit	(198,242)	(171,882)
Total stockholders’ equity	64,381	85,594
Total liabilities and stockholders’ equity	$108,622	$100,395
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
License and research and development revenue	$15	$71	$35	$127
Total revenue	15	71	35	127
Operating expenses:
Research and development	7,285	9,816	15,522	20,269
General and administrative	5,707	3,828	10,960	7,405
Total operating expenses	12,992	13,644	26,482	27,674
Loss from operations	(12,977)	(13,573)	(26,447)	(27,547)
Investment income	155	132	292	226
Interest and other expense	(205)	—	(205)	—
Net loss	(13,027)	(13,441)	(26,360)	(27,321)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(10)	12	(37)	61
Comprehensive loss	$(13,037)	$(13,429)	$(26,397)	$(27,260)

Net loss per share applicable to common stockholders — basic and diluted	$(0.58)	$(0.60)	$(1.17)	$(1.23)

Weighted-average number of common shares used in net loss per share applicable to common stockholders— basic and diluted	22,579	22,217	22,479	22,208

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(26,360)	$(27,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	430
Stock-based compensation expense	3,216	2,569
Accretion of premiums and discounts on investments	100	265
Amortization of discount on loan payable	42	—
Amortization of deferred lease incentive	(161)	(156)
Loss on disposal of asset	4	2
Changes in operating assets and liabilities:
Accounts receivable	(246)	(63)
Interest receivable	(54)	(30)
Prepaid expenses and other current assets	(965)	348
Other assets	18	56
Accounts payable	455	1,901
Accrued expenses and other liabilities	(8)	(1,399)
Income taxes payable	—	(75)
Deferred rent	(44)	(19)
Deferred revenue	(25)	(82)
Net cash used in operating activities	(23,535)	(23,574)
Investing activities
Purchases of property and equipment	(229)	(231)
Purchases of investments	(64,919)	(75,906)
Maturities of investments	44,583	60,613
Net cash used in investing activities	(20,565)	(15,524)
Financing activities
Proceeds from loan, net	29,680	—
Proceeds from exercise of stock options	1,456	239
Net cash provided by financing activities	31,136	239
Net decrease in cash and cash equivalents	(12,964)	(38,859)
Cash and cash equivalents at beginning of period	40,555	92,510
Cash and cash equivalents at end of period	$27,591	$53,651
Supplemental cash flow information:
Cash paid for income taxes	$—	$85
Purchases of property and equipment unpaid at period end	$6	$23
Issuance of stock warrants	$512	$—
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business
Concert Pharmaceuticals, Inc., or Concert or the Company, was incorporated on April 12, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that applies its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach typically starts with approved drugs that the Company believes can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties, thereby enhancing clinical safety, tolerability or efficacy. The Company believes this approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. The Company has a pipeline of clinical candidates as well as research efforts to identify new product candidates.
On March 3, 2017, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Pharmaceuticals, Inc., through Vertex Pharmaceuticals (Europe) Limited ("Vertex"), pursuant to which the Company agreed to sell and assign CTP-656 and other cystic fibrosis assets of the Company, for up to $250 million subject to the satisfaction of certain closing conditions. On May 24, 2017, Concert shareholders authorized the sale of CTP-656 and other assets related to the treatment of cystic fibrosis. In July 2017 the U.S. Federal Trade Commission (the "FTC") terminated the waiting period for the pending sale of CTP-656 under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). The expiration of the HSR Act waiting period represented the final regulatory closing condition required to complete the sale. In July 2017, the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to initially be held in escrow. Additional information concerning the sale of CTP-656 is discussed further in Note 6.
On June 8, 2017, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of $30 million, or the Term Loan Facility, subject to certain terms and conditions. Additional information concerning the Loan Agreement is discussed further in Note 11.
The Company had cash and cash equivalents and investments of $103.4 million at June 30, 2017. The Company believes that its cash and cash equivalents and investments at June 30, 2017, will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $198.2 million through June 30, 2017. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

been included. Interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other future period.
The accompanying condensed consolidated financial statements reflect the accounts of Concert and its subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 6, 2017.
Use of Estimates and Summary of Significant Accounting Policies

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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for the Company beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). Previously, the Company disclosed that it intended to apply ASU 2014-09 using the full retrospective approach. Due to the additional adoption efforts required of issuers under the full retrospective approach, the Company now intends to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Under the modified retrospective approach, the cumulative effect of applying the standard would be recognized at the date of initial application within retained earnings. The Company is currently evaluating the effect of adopting the requirements of ASU 2014-09 as it relates to the accounting for its collaboration arrangements with Celgene Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Avanir Pharmaceuticals, Inc., and its patent assignment agreement with Auspex Pharmaceuticals, Inc. The Company is also in the process of evaluating appropriate changes to its controls to support revenue recognition and disclosure under the new standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The Company was required to apply the requirements of ASU 2014-15 in its interim financial statements beginning in the first quarter of fiscal 2017. With respect to the interim financial statements as of June 30, 2017, the Company did not identify any conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of June 30, 2017 and December 31, 2016 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total
June 30, 2017
Cash equivalents:
Money market funds	$23,790	$—	$—	$23,790
Investments, available for sale:
U.S. Treasury obligations	21,527	—	—	21,527
Government agency securities	53,304	998	—	54,302
Total	$98,621	$998	$—	$99,619

	Level 1	Level 2	Level 3	Total
December 31, 2016
Cash equivalents:
Money market funds	$26,257	$—	$—	$26,257
U.S. Treasury obligations	—	1,001	—	1,001
Investments, available for sale:
U.S. Treasury obligations	10,034	5,503	—	15,537
Government agency securities	24,545	15,548	—	40,093
Total	$60,836	$22,052	$—	$82,888

The carrying amount of financial instruments not carried at fair value, such as the loan payable, approximate fair value. The carrying value of the Company’s loan payable approximates fair value because the interest rate yield for the loan approximates

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

current market yields. The disclosed fair value of the Company’s loan payable represents a Level 3 measurement within the fair value hierarchy.

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
Cash, cash equivalents and investments, available for sale included the following at June 30, 2017 and December 31, 2016:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2017
Cash		$3,801	$—	$—	$3,801
Money market funds		23,790	—	—	23,790
Cash and cash equivalents		$27,591	$—	$—	$27,591
U.S. Treasury obligations	184 days	21,544	—	(17)	21,527
Government agency securities	187 days	54,329	—	(27)	54,302
Investments, available for sale		$75,873	$—	$(44)	$75,829

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2016
Cash		$13,297	$—	$—	$13,297
Money market funds		26,257	—	—	26,257
U.S. Treasury obligations	31 days	1,001	—	—	1,001
Cash and cash equivalents		$40,555	$—	$—	$40,555

U.S. Treasury obligations	125 days	15,534	4	(1)	15,537
Government agency securities	140 days	40,103	1	(11)	40,093
Investments, available for sale		$55,637	$5	$(12)	$55,630
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

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Accrued professional fees and other	$1,366	$487
Employee compensation and benefits	1,320	2,010
Research and development expenses	604	930
Deferred lease incentive, current portion	328	324
Deferred rent, current portion	127	102
Interest payable	164	—
	$3,909	$3,853

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Asset Purchase Agreement
On March 3, 2017, the Company, Vertex Pharmaceuticals (Europe) Limited, a U.K. limited company (“Vertex”), and Vertex Pharmaceuticals Inc., a Massachusetts corporation, solely as a guarantor, entered into an Asset Purchase Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company sold and assigned to Vertex, CTP-656 and other cystic fibrosis assets of the Company. On May 24, 2017, Concert shareholders authorized the sale of CTP-656 and other assets related to the treatment of cystic fibrosis. In July 2017 the FTC terminated the waiting period for the pending sale of CTP-656 under the HSR Act of 1976. The expiration of the HSR Act waiting period represented the final regulatory closing condition required to complete the Asset Purchase Agreement. In July 2017, the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to initially be held in escrow. The Company will recognize this subsequent event in the third quarter of fiscal 2017. Accordingly, no accounting consideration has been given to the asset sale as of June 30, 2017.
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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2017, the Company forecast an ordinary pre-tax loss for the year ended December 31, 2017 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the six months ended June 30, 2017.

In July 2017, the Asset Purchase Agreement described in Note 6 closed and Vertex paid the Company $160 million in cash consideration, with $16 million of such consideration to initially be held in escrow. The Company will recognize this subsequent event in the third quarter of fiscal 2017 and the cash consideration will be included in the Company's estimated effective tax rate in the third quarter of 2017. The effect of a non-recognized subsequent event is considered in the Company's estimated effective tax rate in the period in which the event occurs. Accordingly, no income tax provision or benefit was recorded during the quarter or six month period ended June 30, 2017 as a result of the closing of the asset purchase with Vertex in July 2017.

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
During the three months ended June 30, 2017, the Company did not recognize any revenue for the R&D Services and Supply Deliverables, as no services were performed. During the three months ended June 30, 2016, the Company recognized revenue of $11 thousand for the R&D Services Deliverable and $18 thousand for the Supply Deliverable, respectively. During the six months ended, June 30, 2017 and 2016, the Company recognized revenue of $2 thousand and $19 thousand for the R&D Services Deliverable and $10 thousand and $38 thousand for the Supply Deliverable, respectively. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2017, there was $7.2 million of deferred revenue related to the Company’s collaboration with Celgene, $1.1 million of which was classified as a current liability and $6.1 million of which was classified as a noncurrent liability, in the accompanying condensed consolidated balance sheet.
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
For the three months ended June 30, 2017 and 2016, the Company recognized revenue of $15 thousand and $34 thousand respectively, related to the performance of development support services. For the six months ended June 30, 2017 and 2016, the Company recognized revenue of $22 thousand and $68 thousand related to the performance of development support services, respectively.
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

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of June 30, 2017, the Company has granted awards solely in the form of stock options, which have generally been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant, expire no later than ten years from the date of grant and generally vest over three or four years.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective January 1, 2017, an additional 892,679 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of June 30, 2017, there were 1,709,515 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$686	$553	$1,403	$1,106
General and administrative	887	734	1,813	1,463
Total stock-based compensation expense	$1,573	$1,287	$3,216	$2,569

Stock Options
Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three and six months ended June 30, 2017 and 2016 reflect the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	78.30%	78.12%	78.16%	78.31%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.02%	1.15%	2.07%	1.35%
Expected dividend yield	—%	—%	—%	—%
For the three and six months ended June 30, 2017, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

For the three and six months ended June 30, 2016, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$9.29	$8.72	$7.66	$10.91
Aggregate grant date fair value of options vested during the period	$1,691	$1,352	$2,967	$2,384
Total cash received from exercises of stock options	$317	$63	$1,456	$239
Total intrinsic value of stock options exercised	$645	$131	$3,309	$628

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the six months ended June 30, 2017:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2016	2,953,961	$10.49
Granted	1,059,300	$11.23
Exercised	(301,306)	$4.96
Forfeited or expired	(174,685)	$12.17
Outstanding at June 30, 2017	3,537,270	$11.10	6.84	$12,333
Exercisable at June 30, 2017	1,747,298	$9.57	5.41	$8,527
Vested and expected to vest at June 30, 2017 (1)	3,371,158	$11.03	6.76	$11,966

(1)
This represents the number of vested stock option shares as of June 30, 2017, plus the number of unvested stock option shares that the Company estimated as of June 30, 2017 would vest, based on the unvested stock option shares at June 30, 2017 and an estimated forfeiture rate of 7%.

As of June 30, 2017, there was $13.2 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

10. Earnings (Loss) Per Share
Basic net earnings (loss) per common share is calculated by dividing net earnings (loss) allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. Diluted net earnings per share is calculated by adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents, including stock options and warrants, outstanding for the period as determined using the treasury stock method. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. Therefore, basic and diluted net loss per share applicable to common stockholders is the same for periods with a net loss.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, expect per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	(13,027)	$(13,441)	(26,360)	$(27,321)
Denominator:
Weighted average shares outstanding - basic	22,579	22,217	22,479	22,208
Dilutive stock options	—	—	—	—
Dilutive warrants	—	—	—	—
Weighted average shares outstanding - diluted	22,579	22,217	22,479	22,208

Net loss per share applicable to common stockholders - basic and diluted	$(0.58)	$(0.60)	$(1.17)	$(1.23)
Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	637	667	610	717
Warrants	132	71	132	71

11. Loan Payable and Warrant to Purchase Common Stock

On June 8, 2017, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of $30.0 million, or the Term Loan Facility, subject to certain terms and conditions. The Company borrowed $30 million under the Loan Agreement in one advance. The Company incurred $0.3 million in loan issuance costs paid directly to the lenders, which have been offset against the loan proceeds as a loan discount.

The advance under the Loan and Security Agreement bears interest at a variable rate of the greater of 8.55% and an amount equal to 8.55% plus the prime rate of interest minus 4.50%. Through June 30, 2017, the Notes had an interest rate of 8.55%. Interest-only payments are due monthly on the first day of each month beginning the month after the date of the advance until January 1, 2019. Thereafter the aggregate principal balance outstanding becomes payable in 30 equal monthly installments of principal and interest continuing through the maturity date of June 1, 2021.

The Company may prepay the principal of the Loan Agreement at any time subject to a prepayment charge equal to: 2.0% of amounts prepaid on or prior to June 1, 2018; 1.0% of amounts prepaid during the period from June 1, 2018 to June 1, 2019; and 0.5% of amounts prepaid on and after June 1, 2019. The Prepayment Charge will be waived if the Company completes the sale of CTP-656 to Vertex Pharmaceuticals, discussed further in Note 6, and prepays the Notes after the 90th day following the closing date of the Loan Agreement but prior to the six month anniversary of the closing date of the Loan Agreement.

The Company evaluated the embedded features inherent in the Loan Agreement to determine if any of the embedded features require bifurcation and, therefore, separate accounting as a derivative liability. As a result of the Company’s determination that the prepayment features are clearly and closely related to the debt host, bifurcation and separate accounting is not required.

The Company will pay an End of Term Charge of $1.5 million on the date that the Notes are paid in full or become due and payable. The Company is amortizing the End of Term Charge over the life of the loan. The End of Term Charge will be reduced to $0.7 million if the Company completes the sale of CTP-656 to Vertex Pharmaceuticals and prepays the Notes after the 90th day following the closing date of the Loan Agreement but prior to the six month anniversary of the closing date of the Loan Agreement.

The Loan Agreement is secured by substantially all of the Company’s assets, including all securities in domestic subsidiaries and 65% of the securities in foreign subsidiaries, but excluding its intellectual property, and subject to certain exceptions and exclusions.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Future principal payments, which exclude the end of term charge, in connection with the Loan and Security Agreement, as of June 30, 2017 are as follows (in thousands):

Fiscal Year	Principal Payments
2017	$—
2018	—
2019	11,209
2020	12,216
2021	6,575
Total	30,000

In connection with the entry into the Loan Agreement, the Company issued warrants, or the Warrants, to certain entities affiliated with Hercules, exercisable for an aggregate of 61,273 shares of the Company’s common stock at an exercise price of $12.24 per share. The Warrants have a five year term, expiring June 8, 2022, and may be exercised on a cashless basis. The Hercules Warrants have a total relative fair value of $0.5 million.

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging, the Warrants were classified as equity and were measured at relative fair value. Subsequent changes to fair value will not be recognized so long as the instrument continues to be equity classified. To determine the relative fair value, the Company measured the fair value of the Warrants as of June 8, 2017 using the Black-Scholes-Merton option pricing model. The significant assumptions used in estimating the fair value of the Warrants include the volatility of the stock underlying the warrants, risk-free interest rate, and estimated life of the warrant. The Company used the following weighted-average assumptions:

Expected volatility	73.71%
Expected term (in years)	5
Risk-free interest rate	1.75%
Expected dividend yield	—%

Consistent with the Company’s weighted-average assumptions used in determining the fair value of options, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded.

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

OVERVIEW
We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with approved drugs that we believe may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage the known activity of approved drugs to expand into new indications. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas.  We have a pipeline of clinical candidates as well as research efforts to identify new product candidates.

CTP-656 Asset Purchase Agreement
On March 3, 2017, we entered into an Asset Purchase Agreement with Vertex Pharmaceuticals, through Vertex Pharmaceuticals (Europe) Limited, pursuant to which we agreed to sell and assign, subject to the satisfaction or waiver of certain conditions, CTP-656 and other cystic fibrosis assets of the Company, for up to $250 million. On May 24, 2017, Concert shareholders authorized the sale of CTP-656 and other assets related to the treatment of cystic fibrosis. In July 2017 the U.S. Federal Trade Commission (the "FTC") terminated the waiting period on the pending sale of CTP-656 under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). The expiration of the HSR Act waiting period represented the final regulatory closing condition required to complete the Asset Purchase Agreement.

In July 2017, the transaction contemplated by the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to initially be held in escrow. Additional information concerning the sale of CTP-656 is discussed further in Note 6, appearing elsewhere in this Quarterly Report on Form 10-Q.

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

In May 2017, we announced that we had received notice from the FDA that our CTP-543 Phase 2a clinical trial for alopecia areata had been placed on clinical hold, pending the review of certain non-clinical toxicology studies. In July 2017, we announced that the FDA had lifted the clinical hold.

The Phase 2a trial is now underway with a modified trial design evaluating two doses of CTP-543 (4 and 8 mg twice daily) and a placebo control. Approximately 90 patients with moderate-to-severe alopecia areata will be enrolled in the study. The primary outcome measure of the Phase 2a trial remains the effect on treating hair loss as measured by the severity of alopecia tool (SALT) after 24 weeks of dosing. We expect to complete the trial in the second half of 2018.

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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform®, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $198.2 million since inception through June 30, 2017 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments and other arrangements.

Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under our current development programs. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we continue research and development efforts and develop and conduct additional nonclinical studies and clinical trials with respect to our product candidates.
We do not expect to generate revenue from product sales unless and until we, or our collaborators, obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain, or believe that we are likely to obtain, marketing approval for any product candidates for which we retain commercialization rights, and intend to commercialize a product, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition to using the proceeds from the sale of assets to Vertex, we expect to seek to fund our operations through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements and other arrangements for at least the next several years. In the future, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would force us to delay, limit, reduce or terminate our research and development programs and could have a material adverse effect on our financial condition and our ability to develop our products. We will need to generate significant revenues to achieve sustained profitability and we may never do so.
Revenue
We have not generated any revenue from the sales of approved products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement and an asset sale.
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

•
platform-related lab expenses, which includes costs related to synthesis, analysis and in vitro and in vivo characterization of deuterated compounds and in some cases their non-deuterated analogs to support the selection and progression of potential product candidates;

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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents. In 2017, we also incurred expenses responding to the FTC's requests for information and documentation in connection with their review of the Vertex Asset Purchase Agreement.
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

Interest and other expense

Interest and other expense consists primarily of interest expense on amounts outstanding under our debt facility with Hercules and amortization of debt discount.

Income Taxes

We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of June 30, 2017, we forecast an ordinary pre-tax loss for the year ended December 31, 2017 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three and six months ended June 30, 2017.

To the extent new information becomes available, we may revise our forecast of ordinary pre-tax income or loss, and therefore the estimated effective tax rate, in future periods. The effect of a non-recognized subsequent event is considered in our estimated effective tax rate in the period in which the event occurs. Accordingly, no income tax provision was recorded during the quarter ended June 30, 2017 as a result of the closing of the asset purchase with Vertex in July 2017.
Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.

During the three months ended June 30, 2017, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 6, 2017.

Pending and Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will be effective for us beginning in the first quarter of fiscal 2018 as a result of the FASB’s one year deferral of the effective date for this standard. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). Previously, we disclosed that we intended to apply ASU 2014-09 using the full retrospective approach. Due to the additional adoption efforts required of issuers under the full retrospective approach, we now intend to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Under the modified retrospective approach, the cumulative effect of applying the standard would be recognized at the date of initial application within retained earnings. We are currently evaluating the effect of adopting the requirements of ASU 2014-09 as it relates to the accounting for its collaboration arrangements with Celgene Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Avanir Pharmaceuticals, Inc., and its patent assignment agreement with Auspex Pharmaceuticals, Inc. We are also in the process of evaluating appropriate changes to our controls to support revenue recognition and disclosure under the new standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. We are required to apply the requirements of ASU 2014-15 in our interim financial statements beginning in the first quarter of fiscal 2017. With respect to the interim financial statements as of June 30, 2017, we did not identify any conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars.

	Three months ended June 30,
(in thousands)	2017	2016	Change
Revenue:
License and research and development revenue	$15	$71	$(56)
Total revenue	15	71	(56)
Operating expenses:
Research and development	7,285	9,816	(2,531)
General and administrative	5,707	3,828	1,879
Total operating expenses	12,992	13,644	(652)
Loss from operations	(12,977)	(13,573)	596
Investment income	155	132	23
Interest and other expense	(205)	—	(205)
Net loss	$(13,027)	$(13,441)	$414

License and Research and Development Revenue

License and research and development revenue was $15 thousand for the three months ended June 30, 2017 as compared to $71 thousand for the prior year period, a decrease of approximately $56 thousand. The decrease in revenue in the 2017 period was attributable to a decrease in our activities related to Phase 1 clinical trials performed under our collaborations with Celgene and Jazz Pharmaceuticals.
As of June 30, 2017, we had deferred revenue of:

•
$7.2 million related to our collaboration with Celgene, $1.1 million of which is attributable to the CTP-730 program and is currently expected to be recognized as revenue in the next twelve months as we satisfy our remaining research and development activities pursuant to mutually agreed upon development plans, and $6.1 million of which is attributable to two additional license programs that we will not recognize as revenue until Celgene exercises its rights with respect to those programs, or at such time that Celgene's rights lapse, as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 6, 2017;

•
$0.1 million related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 18 months; and

•	$2.8 million related to a payment received from GlaxoSmithKline, or GSK, that we will not recognize as revenue until all repayment obligations lapse.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three months ended June 30, 2017 and 2016, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three Months Ended June 30,
(in thousands)	2017	2016
CTP-656 external costs	$1,308	$2,533
CTP-543 external costs	929	2,285
JZP-386 external costs	—	10
External costs for other programs	300	473
Employee and contractor-related expenses	3,842	3,628
Facility and other expenses	906	887
Total research and development expenses	$7,285	$9,816

Research and development expenses were $7.3 million for the three months ended June 30, 2017, compared to $9.8 million for the prior year period, a decrease of $2.5 million, which was attributable to a decrease of $1.2 million in direct external expenses associated with CTP-656 and a decrease of $1.4 million in direct external expenses associated with CTP-543. The decrease in CTP-656 expenses was primarily attributable to the costs incurred related to Phase 1 clinical testing and manufacturing activities to support the Phase 2 clinical trial during the 2016 period, compared to costs related to Phase 2 clinical testing incurred during the 2017 period. The decrease in CTP-543 expenses was driven by the timing to initiate the Phase 2a clinical trial.

General and administrative expenses

General and administrative expenses were $5.7 million for the three months ended June 30, 2017, compared to $3.8 million for the prior year period. The increase was primarily attributable to a $1.9 million increase in professional fees associated with the CTP-656 asset purchase agreement and the defense of our CTP-543 patent.

Investment income

Investment income was $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016 respectively, and consists of interest earned on our cash equivalents and short-term investments.

Interest and other expense

On June 8, 2017, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which Hercules provided a $30 million secured term loan facility. Interest expense recorded during the three months ended June 30, 2017 is attributable to the interest due for the period and the amortization of the loan discount.

Provision for income taxes

No tax provision was recorded during the three months ended June 30, 2017 and June 30, 2016 due to the net loss generated in both periods. The effect of a non-recognized subsequent event is considered in our estimated effective tax rate in the period in which the event occurs. Accordingly, no income tax provision or benefit was recorded during the three months ended June 30, 2017 as a result of the closing of the asset purchase with Vertex in July 2017.

Comparison of the six months ended June 30, 2017 and 2016
The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars.

	Six months ended June 30,
(in thousands)	2017	2016	Change
Revenue:
License and research and development revenue	$35	$127	$(92)
Total revenue	35	127	(92)
Operating expenses:
Research and development	15,522	20,269	(4,747)
General and administrative	10,960	7,405	3,555
Total operating expenses	26,482	27,674	(1,192)
Loss from operations	(26,447)	(27,547)	1,100
Investment income	292	226	66
Interest and other expense	(205)	—	(205)
Net loss	$(26,360)	$(27,321)	$961

License and Research and Development Revenue

License and research and development revenue was $35 thousand for the six months ended June 30, 2017 as compared to $0.1 million for the prior year period, a decrease of $0.1 million. The decrease in revenue in the 2017 period was primarily due to a decrease in revenue recognized for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements. These changes were attributable to a decrease in our activities related to Phase 1 clinical trials performed under our collaborations with Celgene and Jazz Pharmaceuticals.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the six months ended June 30, 2017 and 2016, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Six Months Ended June 30,
(in thousands)	2017	2016
CTP-656 external costs	$2,681	$6,691
CTP-543 external costs	2,452	3,242
CTP-730 external costs	12	30
JZP-386 external costs	—	19
External costs for other programs	538	1,013
Employee and contractor-related expenses	8,015	7,550
Facility and other expenses	1,824	1,724
Total research and development expenses	$15,522	$20,269
Research and development expenses were $15.5 million for the six months ended June 30, 2017, compared to $20.3 million for the prior year period, a decrease of $4.8 million. This decrease was primarily due to a decrease of $4.0 million and $0.8 million in direct external expenses associated with CTP-656 and CTP-543, respectively. The decrease in CTP-656 expenses in the 2017 period was primarily attributable to costs incurred related to the Phase 1 clinical testing and Phase 2 manufacturing activities during the six months ended June 30, 2016, compared to costs incurred related to the Phase 2 clinical testing during the six months ended June 30, 2017. The decrease in CTP-543 expenses was driven by the timing to initiate the Phase 2a clinical trial. The decrease in external costs for other programs of $0.5 million was due to decreased consulting expenses for outsourced research development. The increase in employee and contractor-related expenses of $0.5 million was attributable to higher compensation expenses as compared to the 2016 period, primarily due to an increase in non-cash stock-based compensation and cash compensation expense.

General and administrative expenses

General and administrative expenses were $11.0 million for the six months ended June 30, 2017 compared to $7.4 million for the prior year period. The increase was primarily attributable to a $3.1 million increase in professional fees associated with the CTP-656 asset purchase agreement and the defense of our CTP-543 patent.

Investment income

Investment income was $0.3 million for the six months ended June 30, 2017 compared to $0.2 million for the prior year period. The increase is attributable to higher yielding investments, resulting in higher interest earned on our investments.
Interest and other expense

Interest expense recorded during the six months ended June 30, 2017 is attributable to the interest due under our loan facility with Hercules and amortization of the loan discount.

Provision for income taxes

No tax provision was recorded during the six months ended June 30, 2017 and June 30, 2016 due to the net loss generated in both periods. The effect of a non-recognized subsequent event is considered in our estimated effective tax rate in the period in which the event occurs. Accordingly, no income tax provision or benefit was recorded during the six months ended June 30, 2017 as a result of the closing of the asset purchase with Vertex in July 2017.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of June 30, 2017, we had an accumulated deficit of $198.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations, patent assignments, and an asset sale. During February 2014, we completed our initial public offering, or IPO, whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. During March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million.
In June 2015, we received proceeds of $50.2 million in connection with the change in control payment from Auspex, relating to Teva Pharmaceutical Industries Ltd.’s acquisition of Auspex.
In June 2017, we entered into a $30 million secured term loan facility with Hercules, discussed further in Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q.
Subsequent to quarter end, on July 25, 2017, the Vertex Asset Purchase Agreement, discussed further in Note 6 to the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, was completed and Vertex paid the Company $160 million in cash consideration, with $16 million of such consideration to initially be held in escrow.
As of June 30, 2017 we had cash and cash equivalents and investments of $103.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(23,535)	$(23,574)
Investing activities	(20,565)	(15,524)
Financing activities	31,136	239
Net decrease in cash and cash equivalents	$(12,964)	$(38,859)
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the six months ended June 30, 2017, our operating activities used cash of $23.5 million as compared to cash used by operating activities of $23.6 million during the prior year period. Cash used in operating activities during both the 2017 and prior year period was primarily driven by our development activities associated with CTP-656 and CTP-543, our wholly owned development programs.
Investing activities. Net cash used in investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the six months ended June 30, 2017 and 2016 was $64.9 million and $75.9 million, respectively. Net cash provided by maturities of investments for the six months ended June 30, 2017 and 2016 was $44.6 million and $60.6 million, respectively. Purchases of fixed assets for the six months ended June 30, 2017 and 2016 was $0.2 million and $0.2 million, respectively.

Financing activities. During the six months ended June 30, 2017 and 2016, our financing activities provided cash of $31.1 million and $0.2 million, respectively. The cash provided by financing activities during the six months ended June 30, 2017 was attributable to net proceeds of $29.7 million under our Loan Agreement with Hercules as well as $1.5 million attributable to proceeds from the exercise of stock options.

Operating capital requirements

We do not anticipate commercializing any of our product candidates for several years. We anticipate that we will continue to generate losses for the foreseeable future, excluding the impact of the cash consideration from the closing of our sale of CTP-656 to Vertex in July 2017, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products for which we retain commercialization rights. We are subject to all of the risks incident in the development of new drug products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, as well as additional risks stemming from the unproven nature of deuterated drugs.

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of June 30, 2017, together with the cash consideration from the closing of our sale of CTP-656 to Vertex, will enable us to fund our operating expenses and capital expenditure requirements into 2021. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional collaborations, strategic alliances and licensing arrangements, and other arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any additional committed external sources of funds. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock. We are subject to covenants under our existing loan and security agreement with Hercules, and may become subject to covenants under any future indebtedness, that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business. In addition, the pledge of substantially all of our assets with the exception of our intellectual property as collateral, and the negative pledge with respect to our intellectual property, under our debt facility with Hercules limit our ability to obtain additional debt financing.

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
Contractual obligations
On June 8, 2017, we entered into the Loan and Security Agreement, with Hercules Capital, further discussed in Note 11 to the Condensed Consolidated Financial Statements appearing elsewhere within this Quarterly Report on Form 10-Q. Under the Loan and Security Agreement, Hercules agreed to make available a secured term loan facility in the amount of $30 million which we drew on the closing date of the Loan and Security Agreement. The loan is repayable in monthly installments with principal payments commencing on January 1, 2019 through maturity on June 1, 2021. The interest rate is equal to the greater of 8.55% and an amount equal to 8.55% plus the prime rate of interest minus 4.50%.

The Company may prepay the principal of the Loan Agreement at any time subject to a prepayment charge equal to: 2.0% of amounts prepaid on or prior to June 1, 2018; 1.0% of amounts prepaid during the period from June 1, 2018 to June 1, 2019; and 0.5% of amounts prepaid on and after June 1, 2019. The Prepayment Charge will be waived if the Company completes the sale of CTP-656 to Vertex Pharmaceuticals, discussed further in Note 6, and prepays the Notes after the 90th day following the closing date of the Loan Agreement but prior to the six month anniversary of the closing date of the Loan Agreement.

The Company will pay an End of Term Charge of $1.5 million on the date that the Notes are paid in full or become due and payable. The Company is amortizing the End of Term Charge over the life of the loan. The End of Term Charge will be reduced to $0.7 million if the Company completes the sale of CTP 656 to Vertex Pharmaceuticals and prepays the Notes after the 90th day following the closing date of the Loan Agreement but prior to the six month anniversary of the closing date of the Loan Agreement.

Future principal and interest payments, which exclude the end of term charge of $1.5 million, in connection with the Loan and Security Agreement, as of June 30, 2017 are as follows (in thousands):

Fiscal Year	Obligated Payments (1)
2017	$1,254
2018	2,601
2019	13,371
2020	13,371
2021	6,743
Total	37,340

(1) Estimated interest for variable-rate debt was calculated based on the interest rate in effect as of June 30, 2017. The interest rate for our term loan was 8.55% as of June 30, 2017. The variable-rate borrowings as of June 30, 2017 totaled approximately $29.2 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2017 and December 31, 2016, we had $103.4 million and $96.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of June 30, 2017 would not have a material effect on the fair market value of our cash equivalents and short term investments.
We also have exposure to interest rates on our variable-rate debt obligation. The interest rate on the variable-rate debt is determined as the greater of: (i) 8.55% plus the prime rate as reported in The Wall Street Journal minus 4.50%, or (ii) 8.55% per year computed daily on a 360-day basis, payable on the first Business Day of each month. The nature of the interest rate included in the Loan Agreement provides interest rate protection until the prime rate exceeds 4.50%. Based on the amount of our variable-rate borrowings as of June 30, 2017, which totaled approximately $29.2 million, an immediate one percentage point increase in the U.S. prime rate would increase our annual interest expense by approximately $110 thousand. This estimate assumes the amount of the variable-rate borrowings remains constant for the annual period and the interest rate change occurs at the beginning of the period. Because our debt obligation is currently subject to the minimum interest rates defined in the loan agreement, a decrease in the U.S. prime rate would not affect our annual expense.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2017.

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
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
As of June 30, 2017, we had an accumulated deficit of $198.2 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations, a patent assignment agreement, and an asset sale. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We believe our existing cash and cash equivalents and investments as of June 30, 2017, together with the cash received as a result of the closing of our asset sale with Vertex will enable us to fund our operating expenses and capital expenditure requirements into 2021. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; including defending against the inter partes review (“IPR”) petition challenging our 9,249,149 patent which was filed with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office in April 2017 and prosecuting the Post Grant Review Petition, or PGR, we filed with the PTAB against Incyte challenging their 9,662,335 patent; and

•	the costs of operating as a public company.

Raising additional capital may cause dilution to our stockholders or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, additional collaborations and licensing arrangements and other sources. We do not have any committed external source of funds, other than potential milestone payments and royalties under our collaborations with Avanir, Celgene and Jazz Pharmaceuticals, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. For example, our debt facility with Hercules contains restrictive covenants that, among other things and subject to certain exceptions, prohibit us from transferring any of our material assets, merging with or acquiring another entity, entering into a transaction that would result in a change of control, incurring additional indebtedness, creating any lien on our property, making investments in third parties or redeeming stock or paying dividends. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants.
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
As of June 30, 2017, we had $29.2 million of outstanding borrowings under our Loan and Security Agreement with Hercules that we are required to repay in monthly installments starting January 1, 2019 through maturity date of June 1, 2021. We could in the future incur additional indebtedness beyond our borrowings from Hercules.

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

In addition, our indebtedness under the Loan and Security Agreement bears interest at a variable-rate, making us vulnerable to increases in the market rate of interest. If the market rate of interest increases substantially, unless we repay the loan, we will have to pay additional interest on this indebtedness, which would reduce cash available for our other business needs.

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
We may not be able to continue further clinical development of our wholly owned development programs, including CTP-543. If we are unable to develop, obtain marketing approval for or commercialize our wholly owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
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
The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of neurologic disorders, autoimmune disorders and inflammation, which are key indications for our development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, simpler to use, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop or acquire, which could render our product candidates obsolete and noncompetitive.
Avanir is developing AVP-786 for the treatment of agitation associated with Alzheimer's Disease and other neurologic or psychological disorders. There are competing marketed drugs and product candidates in clinical development for each indication. Intra-Cellular Therapies and Axsome Therapeutics are developing treatments for agitation in patients with Alzheimer's Disease.

We are developing CTP-543 as an oral agent for the treatment of moderate-to-severe alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. Ruxolitinib is a Janus kinase, or JAK, inhibitor. A number of companies are pursuing development of JAK inhibitors with a range of subtype selectivities for the treatment of alopecia areata, including Aclaris Therapeutics, LEO Pharma and Pfizer.
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
Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We are seeking a collaborator for CTP-499, and we may seek one or more collaborators for the development and commercialization of one or more of our product candidates. We do not currently intend to conduct further clinical development of CTP-499 for the treatment of diabetic nephropathy absent such a collaboration.
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
On June 27, 2017, we filed a PGR with the PTAB seeking to invalidate all claims of Incyte Corporation’s U.S. Patent No. 9,662,335, which includes claims relating to deuterated ruxolitinib analogs. On April 7, 2017, Incyte Corporation filed an inter parties review, or IPR, petition with the PTAB, of the U.S. PTO, challenging the validity of U.S. Patent No. 9,249,149, which claims deuterium-modified versions of ruxolitinib, including CTP-543. We intend to take necessary actions to vigorously defend the patent. We may also become involved in other opposition, derivation, reexamination, post grant review, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.
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
For example, CTP-543 is a deuterium-modified version of ruxolitinib. Ruxolitinib is marketed in the U.S. by Incyte under the name Jakafi. Incyte has patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. In addition, Columbia University is the assignee of a patent claiming the use of ruxolitinib for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for CTP-543. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market, or prevent us from marketing, CTP-543.
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
In addition, as of August 4, 2017, there were 3,947,650 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of August 4, 2017, there were 132,069 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of June 30, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 44.7% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

CONCERT PHARMACEUTICALS, INC.

Date:	August 8, 2017	By:	/s/ Roger Tung

Roger Tung Chief Executive Officer

Exhibit Index

Exhibit number	Description

31.1*	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Principal Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.