Form 10-Q
period 2017-09-30
CONCERT PHARMACEUTICALS, INC.
filed 2017-11-09
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 6, 2017: 22,772,604

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$32,119	$40,555
Investments, available for sale	174,993	55,630
Interest receivable	635	164
Accounts receivable	8	27
Prepaid expenses and other current assets	1,922	1,353
Total current assets	209,677	97,729
Property and equipment, net	2,111	2,199
Restricted cash	400	400
Other assets	41	67
Total assets	$212,229	$100,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$481	$545
Accrued expenses and other liabilities	3,402	3,853
Income taxes payable	2,177	—
Deferred revenue, current portion	1,388	1,172
Total current liabilities	7,448	5,570
Deferred revenue, net of current portion	8,921	8,878
Deferred lease incentive, net of current portion	—	249
Deferred rent, net of current portion	—	104
Total liabilities	16,369	14,801
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2017 and 2016, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 22,756,047 and 22,319,516 shares issued and 22,751,292 and 22,316,982 outstanding in 2017 and 2016, respectively	23	22
Additional paid-in capital	266,081	257,461
Accumulated other comprehensive loss	(67)	(7)
Accumulated deficit	(70,177)	(171,882)
Total stockholders’ equity	195,860	85,594
Total liabilities and stockholders’ equity	$212,229	$100,395
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
License and research and development revenue	$17	$26	$52	$153
Other revenue	143,827	—	143,827	—
Total revenue	143,844	26	143,879	153
Operating expenses:
Research and development	7,136	8,054	22,658	28,323
General and administrative	4,875	3,440	15,835	10,845
Total operating expenses	12,011	11,494	38,493	39,168
Income (loss) from operations	131,833	(11,468)	105,386	(39,015)
Investment income	450	112	742	338
Interest and other expense	(609)	—	(814)	—
Loss on extinguishment of debt	(1,432)	—	(1,432)	—
Income (loss) before tax provision	130,242	(11,356)	103,882	(38,677)
Provision for income taxes	2,177	—	2,177	—
Net income (loss)	128,065	(11,356)	101,705	(38,677)

Unrealized (loss) gain on investments	(23)	(10)	(60)	51
Comprehensive income (loss)	128,042	(11,366)	101,645	(38,626)

Net income (loss) attributable to common stockholders - basic	127,324	(11,356)	101,272	(38,677)
Net income (loss) attributable to common stockholders - diluted	127,347	(11,356)	101,284	(38,677)

Net income (loss) per share applicable to common stockholders
Basic	$5.61	$(0.51)	$4.49	$(1.74)
Diluted	$5.44	$(0.51)	$4.37	$(1.74)

Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders:
Basic	22,694	22,229	22,551	22,215
Diluted	23,421	22,229	23,195	22,215
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income (loss)	$101,705	$(38,677)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	749	655
Stock-based compensation expense	5,713	3,831
Accretion of premiums and discounts on investments	106	401
Amortization of discount on loan payable	166	—
Amortization of deferred lease incentive	(242)	(235)
Loss on disposal of asset	4	2
Loss on extinguishment of debt	1,432	—
Changes in operating assets and liabilities:
Accounts receivable	19	57
Interest receivable	(471)	(142)
Prepaid expenses and other current assets	(569)	234
Other assets	26	59
Accounts payable	(64)	954
Accrued expenses and other liabilities	(507)	(778)
Income taxes payable	2,177	(75)
Deferred rent	(67)	(29)
Deferred revenue	259	(103)
Net cash provided by (used in) operating activities	110,436	(33,846)
Investing activities
Purchases of property and equipment	(653)	(295)
Purchases of investments	(180,986)	(126,785)
Maturities of investments	61,457	97,926
Net cash used in investing activities	(120,182)	(29,154)
Financing activities
Proceeds from loan, net	29,659	—
Repayment of loan	(30,745)	—
Proceeds from exercise of stock options	2,396	293
Net cash provided by financing activities	1,310	293
Net decrease in cash and cash equivalents	(8,436)	(62,707)
Cash and cash equivalents at beginning of period	40,555	92,510
Cash and cash equivalents at end of period	$32,119	$29,803
Supplemental cash flow information:
Cash paid for interest	$648	$—
Cash paid for income taxes	$—	$85
Purchases of property and equipment unpaid at period end	$4	$235
Issuance of stock warrants	$512	$—
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
On March 3, 2017, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Pharmaceuticals, Inc., through Vertex Pharmaceuticals (Europe) Limited ("Vertex"), pursuant to which the Company agreed to sell and assign CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company, for up to $250 million subject to the satisfaction of certain closing conditions. On July 25, 2017, the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to initially be held in escrow. Additional information concerning the sale of CTP-656 is discussed further in Note 6.

On June 8, 2017, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Hercules Capital, Inc., ("Hercules"), pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of $30 million ("Term Loan Facility") subject to certain terms and conditions. On September 7, 2017, the Company paid off the outstanding obligation in full resulting in the termination of the Loan Agreement. Additional information concerning the prepayment of the Loan Agreement is discussed further in Note 11.
The Company had cash and cash equivalents and investments of $207.1 million at September 30, 2017. The Company believes that its cash and cash equivalents and investments at September 30, 2017, will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $70.2 million through September 30, 2017. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. With the exception of the revenue from the Asset Purchase Agreement with Vertex, the Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

been included. Interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other future period.
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

The Company is currently evaluating the effect of adopting the requirements of ASU 2014-09 as it relates to the accounting for its collaboration arrangements with Celgene Pharmaceuticals, Inc., Jazz Pharmaceuticals plc, Glaxo Group Limited and Avanir Pharmaceuticals, Inc., its patent assignment agreement with Auspex Pharmaceuticals, Inc., and its asset purchase agreement with Vertex Pharmaceuticals, Inc.

The Company expects at a minimum that the accounting for contingent milestone payments that may be received under these collaboration agreements to change. Under ASU 2014-09, contingent milestone payments are treated as variable consideration in accordance with the overall model of ASU 2014-09. Revenue from contingent milestone payments may be recognized earlier under ASU 2014-09 than under the current revenue recognition standards, based on an assessment at each reporting date of the probability of achievement of the underlying milestone event. This assessment may, in certain circumstances, result in the recognition of revenue related to a contingent milestone payment before the milestone event has been achieved.
In comparison to current revenue recognition standards, ASU 2014-09 also requires more robust disclosures, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.
In connection with the adoption of ASU 2014-09, the Company is evaluating the need for additional internal controls, including controls to monitor the probability of achievement of contingent milestone payments and the pattern of performance of certain performance obligations.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The Company was required to apply the requirements of ASU 2014-15 in its interim financial statements beginning in the first quarter of fiscal 2017. With respect to the interim financial statements as of September 30, 2017, the Company did not identify any conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.

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

In August 2016, the FASB issued ASU No. 2016-15—Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company early adopted this update for the interim period ended September 30, 2017 as the treatment of debt extinguishment payments as a financing activity more clearly presents the cash outflow of the extinguishment transaction. No prior period amounts require retrospective adjustments as no debt extinguishments occurred in the prior year. The adoption of ASU 2016-15 resulted in classification of cash payments related to the debt prepayment as cash outflows for financing activities. Additional information concerning the prepayment of the Loan Agreement is discussed further in Note 11.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). This new standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and requires retrospective application. The Company is currently assessing the impact that adopting ASU 2016-18 will have on its consolidated financial statements and related disclosures.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	Level 3—valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of September 30, 2017 and December 31, 2016 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total
September 30, 2017
Cash equivalents:
Money market funds	$18,361	$—	$—	$18,361
U.S. Treasury obligations	4,998	—	—	4,998
Investments, available for sale:
U.S. Treasury obligations	58,771	—	—	58,771
Government agency securities	73,151	43,071	—	116,222
Total	$155,281	$43,071	$—	$198,352

	Level 1	Level 2	Level 3	Total
December 31, 2016
Cash equivalents:
Money market funds	$26,257	$—	$—	$26,257
U.S. Treasury obligations	—	1,001	—	1,001
Investments, available for sale:
U.S. Treasury obligations	10,034	5,503	—	15,537
Government agency securities	24,545	15,548	—	40,093
Total	$60,836	$22,052	$—	$82,888

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
Cash, cash equivalents and investments, available for sale included the following at September 30, 2017 and December 31, 2016:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2017
Cash		$8,760	$—	$—	$8,760
Money market funds		18,361	—	—	18,361
U.S. Treasury obligations	19 days	4,998	—	—	4,998
Cash and cash equivalents		$32,119	$—	$—	$32,119

U.S. Treasury obligations	188 days	58,794	—	(23)	58,771
Government agency securities	256 days	116,266	2	(46)	116,222
Investments, available for sale		$175,060	$2	$(69)	$174,993

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2016
Cash		$13,297	$—	$—	$13,297
Money market funds		26,257	—	—	26,257
U.S. Treasury obligations	31 days	1,001	—	—	1,001
Cash and cash equivalents		$40,555	$—	$—	$40,555

U.S. Treasury obligations	125 days	15,534	4	(1)	15,537
Government agency securities	140 days	40,103	1	(11)	40,093
Investments, available for sale		$55,637	$5	$(12)	$55,630
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

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Accrued professional fees and other	$507	$487
Employee compensation and benefits	1,810	2,010
Research and development expenses	615	930
Deferred lease incentive, current portion	331	324
Deferred rent, current portion	139	102
	$3,402	$3,853

6. Asset Purchase Agreement
On March 3, 2017, the Company and Vertex entered into an Asset Purchase Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company sold and assigned to Vertex, CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company. On July 25, 2017, the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to initially be held in escrow. There are no refund provisions with the exception of the amount held in escrow for potential indemnification for a period of eighteen months.
Additionally, upon the achievement of certain milestone events, Vertex has agreed to pay the Company an aggregate of up to $90 million. Of this amount, $50 million will become payable to the Company upon receipt of FDA marketing approval for a combination treatment regimen containing CTP-656, now known as VX-561, for patients with cystic fibrosis, and $40 million will become payable to the Company upon completion of a pricing and reimbursement agreement in the first of the United Kingdom, Germany or France with respect to a combination treatment regimen containing CTP-656 for patients with cystic fibrosis.
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
The Asset Purchase Agreement with Vertex contains the following deliverables: (i) all rights to develop, manufacture, and commercialize deuterated analogs of Kalydeco related to the CTP-656 program, including all intellectual property, permits and

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

registrations, and records, documentation, and regulatory filings, in addition to an obligation to perform research and testing consulting services to facilitate the transfer of materials, documents, and knowledge up to the close of the Asset Purchase Agreement, referred to as the Transfer of IP Deliverable, and (ii) an obligation to perform certain limited transition services including manufacturing, clinical, regulatory, quality assurance, and intellectual property consulting subsequent to the close of the Asset Purchase Agreement to expedite the advancement of CTP-656 without impacting Vertex’s development timeline, referred to as the Transition Services Deliverable.
The Company concluded that the Transfer of IP Deliverable has standalone value because Vertex can fully utilize the underlying intellectual property for its intended purpose without the Transition Services Deliverable. This conclusion considered Vertex's expertise as it relates to the clinical development and manufacturing of cystic fibrosis products that enable Vertex to use the intellectual property for its intended purpose without involvement of the Company. The purpose of the Transition Services Deliverable is to transfer ongoing manufacturing and clinical activities to Vertex and do not otherwise represent Company know-how. Accordingly, each deliverable qualifies as a separate unit of accounting.
The Company determined that neither vendor specific objective evidence (VSOE) of selling price nor third party evidence (TPE) of selling price was available for any of the units of accounting identified as the inception of the arrangement with Vertex. Accordingly, the selling price of each unit of accounting was determined based on the Company's best estimate of selling price (BESP). The Company developed its BESP for the intellectual property under the Transfer of IP Deliverable through a risk adjusted discounted cash flow model of the CTP-656 asset that considered applicable market conditions, probabilities of technical success, relevant entity-specific factors, and factors contemplated in negotiating the agreement. The Company developed BESP for the research and testing consulting services included under the Transfer of IP Deliverable and the services included under the Transition Services Deliverable based on the nature of services to be performed, estimates of the associated effort, and cost of the services adjusted for a reasonable profit margin such that they represented estimated market rates for similar services on standalone basis.
Allocable arrangement consideration at inception was limited to the $144.1 million non-refundable upfront payment. Total allocable arrangement consideration was allocated among the separate units of accounting using the relative selling price method as follows: (i) $143.7 million to the Transfer of IP Deliverable; and (ii) $0.4 million to the Transition Services Deliverable. Given the significant value of the intellectual property under the Transfer of IP Deliverable relative to the limited transition services under the Transition Services Deliverable, changes in the BESP of the intellectual property would not result in a significant change in allocation.
The arrangement consideration allocated to the Transfer of IP Deliverable was recognized upon the close of the Asset Purchase Agreement as all items under that deliverable were delivered on the closing date, whereas amounts allocated to the Transition Services Deliverable are recognized under the proportional performance method over the expected period of performance.
The Company has evaluated each of the milestones that may be received in connection with the Asset Purchase Agreement. Each of the milestones are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.
As of September 30, 2017, the Company recognized $143.8 million in revenue with $0.3 million remaining in deferred revenue subject to the completion of transition services provided to Vertex pursuant to the Asset Purchase Agreement.

7. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist. The Company expects to have sufficient operating loss carryforwards and tax credits to offset substantially all of the taxable income generated during fiscal year 2017 as a result of the closing of the Asset Purchase Agreement in Note 6.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2017, the Company forecasts pre-tax income for the year ended December 31, 2017 as a result of the closing of the Asset Purchase Agreement during the period. The Company recorded $2.2 million in income tax expense during the three and nine months ended September 30, 2017 in connection with the federal limitation on alternative minimum tax net operating loss carryforwards, which limits the use of net operating loss carryforwards to ninety percent of alternative minimum taxable income and results in an effective tax rate of approximately two percent for 2017.

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
During the three months ended September 30, 2017, the Company recognized revenue of $8 thousand for the R&D Services and Supply Deliverables, as compared to the $9 thousand recognized during the three months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, the Company recognized revenue of $20 thousand and $68 thousand for the R&D Services and Supply Deliverables, respectively. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
As of September 30, 2017, there was $7.2 million of deferred revenue related to the Company’s collaboration with Celgene, $1.1 million of which was classified as a current liability and $6.1 million of which was classified as a noncurrent liability, in the accompanying condensed consolidated balance sheet.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
For the three months ended September 30, 2017 and 2016, the Company recognized revenue of $9 thousand and $18 thousand respectively, related to the performance of development support services. For the nine months ended September 30, 2017 and 2016, the Company recognized revenue of $31 thousand and $86 thousand related to the performance of development support services, respectively.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of September 30, 2017, the Company has granted awards in the form of stock options and restricted stock units (the "RSUs"). The stock options generally have been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant, a vesting period of three or four years, and all options expire no later than ten years from the date of grant.
Effective January 1, 2017, an additional 892,679 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of September 30, 2017, there were 1,191,572 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive income (loss) consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$1,105	$532	$2,507	$1,638
General and administrative	1,392	730	3,206	2,193
Total stock-based compensation expense	$2,497	$1,262	$5,713	$3,831

Stock Options
Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three and nine months ended September 30, 2017 and 2016 reflect the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	77.34%	78.07%	78.15%	78.29%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.04%	1.28%	2.07%	1.35%
Expected dividend yield	—%	—%	—%	—%
For the three and nine months ended September 30, 2017, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

For the three and nine months ended September 30, 2016, expected volatility was estimated using the historical volatility of the common stock of a group of similar companies that were publicly traded.

The following table provides certain information related to the Company's outstanding stock options:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Weighted average grant date fair value of options granted, per option	$9.51	$6.75	$7.67	$10.47
Aggregate grant date fair value of options vested during the period	$1,634	$1,143	$4,601	$3,527
Total cash received from exercises of stock options	$939	$54	$2,396	$293
Total intrinsic value of stock options exercised	$1,052	$101	$4,361	$729
The following is a summary of stock option activity for the nine months ended September 30, 2017:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2016	2,953,961	$10.49
Granted	1,065,500	$11.25
Exercised	(436,531)	$5.57
Forfeited or expired	(183,442)	$12.39
Outstanding at September 30, 2017	3,399,488	$11.25	6.57	$13,434
Exercisable at September 30, 2017	1,804,330	$10.03	5.44	$9,170
Vested and expected to vest at September 30, 2017 (1)	3,260,214	$11.20	6.51	$13,042

(1)
This represents the number of vested stock option shares as of September 30, 2017, plus the number of unvested stock option shares that the Company estimated as of September 30, 2017 would vest, based on the unvested stock option shares at September 30, 2017 and an estimated forfeiture rate of 7%.

As of September 30, 2017, there was $11.4 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted average remaining vesting period of 2.5 years.

Restricted Stock Units
On July 6, 2017, the Company granted 0.5 million RSUs to executives and employees. The awards granted to employees are service-based whereas the awards granted to executives are a blend of service-based and performance-based. Assuming all service and performance conditions are achieved, fifty percent of the RSUs will vest on March 31, 2018, and the remaining fifty percent of the RSUs will vest on March 31, 2019. Certain executive awards are subject to the achievement of defined performance criteria prior to March 31, 2018, including the closing of the Asset Purchase Agreement with Vertex Pharmaceuticals, Inc. and the institution by the Patent Trial and Appeal Board ("PTAB") of the Post Grant Review ("PGR") petition filed by the Company against Incyte Corporation. The Company is using the accelerated attribution method to recognize expense over the required service period based on its estimate of the number of performance-based awards that will vest. If there is a change in the estimate of the number of performance-based awards that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.

RSUs are not included in issued and outstanding common stock until the shares are vested and released. As of September 30, 2017, no RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share. For the three and nine months ended September 30, 2017, the weighted-average grant date fair value of RSUs is $13.87.
The following is a summary of RSU activity, including both time-based and performance-based restricted stock units for the nine months ended September 30, 2017:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Number of RSU Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2016	—	$—
Granted	520,500	$13.87
Released	—	$—
Forfeited	—	$—
Outstanding at September 30, 2017	520,500	$13.87

As of September 30, 2017, there was $4.9 million of unrecognized compensation cost related to restricted stock units that are expected to vest. This amount excludes compensation cost related to restricted stock units where the performance conditions are not considered probable of being satisfied. The costs from restricted stock units likely to vest are expected to be recognized over a weighted average remaining vesting period of 1.2 years.

10. Earnings (Loss) Per Share
The Company has outstanding warrants, including those issued in connection with the Loan and Security Agreement described in Note 11, that are deemed to be participating securities. Accordingly, the Company applied the two-class method to calculate basic and diluted net earnings per share of common stock for the three and nine months ended September 30, 2017. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The two-class method was not applied for the three and nine months ended September 30, 2016 as the Company’s participating securities do not have any obligation to absorb net losses.
Basic net earnings (loss) per common share is calculated by dividing net income (loss) allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents.
For periods with net income, diluted net earnings per share is calculated by either (i) adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents, including warrants, stock options and restricted stock units outstanding for the period as determined using the treasury stock method or (ii) the two-class method considering common stock equivalents, whichever is more dilutive.
For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of earnings (loss) per share for each period presented.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings per Share:	(in thousands, expect per share amounts)
Numerator:
Net income (loss)	$128,065	$(11,356)	$101,705	$(38,677)
Income attributable to participating securities - basic	741	—	433	—
Income (loss) attributable to common stockholders - basic	127,324	(11,356)	101,272	(38,677)

Denominator:
Weighted average shares outstanding	22,694	22,229	22,551	22,215
Net income (loss) per share applicable to common stockholders - basic	$5.61	$(0.51)	$4.49	$(1.74)

Diluted Earnings per Share:
Numerator:
Net income (loss)	$128,065	$(11,356)	$101,705	$(38,677)
Income attributable to participating securities - diluted	718	—	421	—
Income (loss) attributable to common stockholders - diluted	127,347	(11,356)	101,284	(38,677)

Denominator:
Weighted average shares outstanding	22,694	22,229	22,551	22,215

Dilutive impact from:
Stock options	585	—	602	—
Restricted stock units	142	—	42	—
Weighted average shares outstanding - diluted	23,421	22,229	23,195	22,215
Net income (loss) per share applicable to common stockholders - diluted	$5.44	$(0.51)	$4.37	$(1.74)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options	2,172	571	2,235	668
Restricted stock units	379	—	479	—
Warrants	—	71	—	71

11. Loan Payable and Warrant to Purchase Common Stock

On June 8, 2017, the Company entered into a Loan Agreement with Hercules, pursuant to which Hercules agreed to make available to the Company a Term Loan Facility in the amount of $30.0 million, subject to certain terms and conditions. The Company borrowed $30.0 million under the Loan Agreement in one advance. The Company incurred $0.3 million in loan issuance costs paid directly to the lenders, which was offset against the loan proceeds as a loan discount.

The advance under the Loan and Security Agreement bore interest at a variable rate of the greater of 8.55% and an amount equal to 8.55% plus the prime rate of interest minus 4.50%. Through September 7, 2017, the Term Loan Facility had an interest rate of 8.55%. Pursuant to the Loan Agreement, the Company had the option to prepay the principal of the Loan Agreement at

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

any time subject to a prepayment charge; however the prepayment charge was waived upon the completion of the sale of CTP-656 to Vertex, discussed further in Note 6, and the prepayment of the Term Loan Facility after the 90th day following the closing date of the Loan Agreement but prior to the six month anniversary of the closing date of the Loan Agreement.

On September 7, 2017, the Company paid a total of $30.8 million to Hercules, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under the Loan Agreement. The payoff amount included a final end of term charge to Hercules in the amount of $0.7 million, reduced from the $1.5 million end of term charge required had the debt been held to maturity. Upon the payment of the $30.8 million pursuant to a payoff letter between the Company and Hercules, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated. As a result of the debt extinguishment, the Company recognized a loss of $1.4 million during the quarter ended September 30, 2017.

In connection with the entry into the Loan Agreement, the Company issued warrants (the "Warrants") to certain entities affiliated with Hercules, exercisable for an aggregate of 61,273 shares of the Company’s common stock at an exercise price of $12.24 per share. The Warrants have a five year term, expiring June 8, 2022, and may be exercised on a cashless basis. The Hercules Warrants had a total relative fair value of $0.5 million upon issuance and were recorded as a debt discount.

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging, the Warrants were classified as equity and were initially measured at relative fair value. Subsequent changes to fair value will not be recognized so long as the instrument continues to be equity classified. To determine the relative fair value, the Company measured the fair value of the Warrants as of June 8, 2017 using the Black-Scholes-Merton option pricing model. The significant assumptions used in estimating the fair value of the Warrants include the volatility of the stock underlying the warrants, risk-free interest rate, and estimated life of the warrant. The Company used the following weighted-average assumptions:

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

Product Candidate	Lead Indication(s)	Phase I	Phase 2	Phase 3	Market	Worldwide Rights
CTP-543 Deuterated ruxolitinib	Alopecia Areata					CoNCERT Pharmaceuticals Inc.
	Undisclosed Autoimmune					
Undisclosed	Neurology					CoNCERT Pharmaceuticals Inc.
AVP-786 Deuterated dextromethorphan	Alzheimer’s Agitation					AVANIR pharmaceuticals Otsuka
	Neurologic/Psychiatric Indications					
CTP-730 Deuterated apremilast	Inflammatory Diseases					Celgene
JZP-386 Deuterated sodium oxybate	Narcolepsy					Jazz Pharmaceuticals

CTP-656 Asset Purchase Agreement
On March 3, 2017, we entered into an Asset Purchase Agreement with Vertex, pursuant to which we agreed to sell and assign, subject to the satisfaction or waiver of certain conditions, CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company, for up to $250 million.

On July 25, 2017, the transaction contemplated by the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to initially be held in escrow. Additional information concerning the Asset Purchase Agreement is discussed further in Note 6 appearing elsewhere in this Quarterly Report on Form 10-Q.

CTP-543
CTP-543 Overview
Alopecia areata is an autoimmune disease affecting up to 650,000 Americans at any given time and that results in partial or complete loss of hair on the scalp or body. CTP-543 was discovered by applying Concert's deuterium chemistry technology to modify ruxolitinib, a Janus Kinase ("JAK") inhibitor, which is commercially available under the name Jakafi® in the United States for the treatment of certain blood disorders. Ruxolitinib has been used to treat alopecia areata in academic settings, including an investigator-sponsored clinical trial, and has been shown to promote hair growth in individuals with moderate-to-severe disease. There are currently no drugs approved by the FDA for the treatment of alopecia areata.
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

A Phase 2a trial to evaluate two sequential doses of CTP-543 (4 and 8 mg twice daily) and a placebo control is ongoing. Approximately 90 patients with moderate-to-severe alopecia areata will be enrolled in the study. On November 6, 2017, we announced that enrollment was completed for the 4 mg cohort of the Phase 2a trial. Dosing in the 8 mg arm of the trial is expected to begin after an independent Data Monitoring Committee completes a planned interim review of the safety data from the 4 mg cohort, which is expected in the first quarter of 2018. The primary outcome measure of the Phase 2a trial is the effect on treating hair loss as measured by the severity of alopecia tool (SALT) after 24 weeks of dosing. We expect to complete the trial in the second half of 2018.

The mechanism of CTP-543 may have utility in other indications which the Company is assessing.

Preclinical Pipeline

We are currently assessing a number of preclinical assets as potential development candidates. We anticipate initiating development activities on at least one new candidate in 2018.

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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform®, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $70.2 million since inception through September 30, 2017 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, and other arrangements.

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
We expect to continue to incur significant expenses and, with the exception of the net income generated as a result of the closing of the asset purchase agreement with Vertex in July 2017, increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we continue research and development efforts and develop and conduct additional nonclinical studies and clinical trials with respect to our product candidates.
We do not expect to generate revenue from product sales unless and until we, or our collaborators, obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain, or believe that we are likely to obtain, marketing approval for any product candidates for which we retain commercialization rights, and intend to commercialize a product, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition to using the proceeds from the sale of assets to Vertex, we expect to seek to fund our operations through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements, and other arrangements for at least the next several years. In the future, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would force us to delay, limit, reduce or terminate our research and development programs and could have a material adverse effect on our financial condition and our ability to develop our products. We will need to generate significant revenues to achieve sustained profitability and we may never do so.
Revenue
We have not generated any revenue from the sales of approved products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement, and an asset sale.

The terms of these agreements may include one or more of the following types of payments: non-refundable license fees, payments for research and development activities, payments based upon the achievement of specified milestones, payment of license exercise or option fees relating to product candidates and royalties on any net product sales. To date, we have received non-refundable upfront payments, several milestone payments, payments for research and development services provided to our collaborators, a change in control payment pursuant to a patent assignment agreement, and a payment for the sale of an asset. However, we have not yet earned any license exercise or option fees, sales-based milestone payments or royalty revenue as a result of product sales.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents. In 2017, we also incurred expenses responding to the Federal Trade Commission's requests for information and documentation in connection with their review of the Vertex Asset Purchase Agreement.
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

Interest and other expense

Interest and other expense consists primarily of interest expense on amounts that were outstanding under our debt facility with Hercules and amortization of debt discount. The debt facility, discussed further in Note 11 of the condensed consolidated financial statements appearing elsewhere in this Quarterly report on Form 10-Q, was paid off in full on September 7, 2017

Income Taxes

We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of September 30, 2017, we forecast pre-tax income for the year ended December 31, 2017 as a result of the closing of the Asset Purchase Agreement during the three months ended September 30, 2017. We recorded $2.2 million in income tax expense during the three and nine months ended September 30, 2017 in connection with the federal limitation on alternative minimum tax net operating loss carryforwards, which limits the use of net operating loss carryforwards to ninety percent of alternative minimum taxable income and results in an effective tax rate of approximately two percent for 2017. To the extent new information becomes available, we may revise our forecast of ordinary pre-tax income or loss, and therefore the estimated effective tax rate, in future periods.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.

During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 6, 2017.

Pending and Recently Adopted Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars.

	Three months ended September 30,
(in thousands)	2017	2016	Change
Revenue:
License and research and development revenue	$17	$26	$(9)
Other Revenue	143,827	—	143,827
Total revenue	143,844	26	143,818
Operating expenses:
Research and development	7,136	8,054	(918)
General and administrative	4,875	3,440	1,435
Total operating expenses	12,011	11,494	517
Income (Loss) from operations	131,833	(11,468)	143,301
Investment income	450	112	338
Interest and other expense	(609)	—	(609)
Loss on extinguishment of debt	(1,432)	—	(1,432)
Income (Loss) before income taxes	130,242	(11,356)	141,598
Provision for income taxes	2,177	—	2,177
Net income (loss)	$128,065	$(11,356)	$139,421

Revenue

Total revenue was $143.8 million for the three months ended September 30, 2017 as compared to $26 thousand for the prior year period, an increase of approximately $143.8 million. The increase in revenue in the 2017 period was attributable to the closing of the transaction contemplated by the Asset Purchase Agreement with Vertex, discussed in detail in Note 6 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
As of September 30, 2017, we had deferred revenue of:

•
$7.2 million related to our collaboration with Celgene, $1.1 million of which is attributable to the CTP-730 program and is currently expected to be recognized as revenue in the next twelve months as we satisfy our remaining research and development activities pursuant to mutually agreed upon development plans, and $6.1 million of which is attributable to two additional license programs that we will not recognize as revenue until Celgene exercises its rights with respect to those programs, or at such time that Celgene's rights lapse, as detailed in our Annual Report on Form 10-

K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 6, 2017;

•
$45 thousand related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed and recognized as revenue over the estimated remaining performance period of 15 months;

•	$2.8 million related to a payment received from GlaxoSmithKline, or GSK, that we will not recognize as revenue until all repayment obligations lapse; and

•	$0.3 million related to our Asset Purchase Agreement with Vertex for transition services that will be recognized as revenue as we satisfy our remaining transition activities.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three months ended September 30, 2017 and 2016, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three Months Ended September 30,
(in thousands)	2017	2016
CTP-656 external costs	$429	$1,315
CTP-543 external costs	1,814	1,769
CTP-730 external costs	7	2
External costs for other programs	319	371
Employee and contractor-related expenses	3,654	3,694
Facility and other expenses	913	903
Total research and development expenses	$7,136	$8,054
Research and development expenses were $7.1 million for the three months ended September 30, 2017, compared to $8.1 million for the prior year period, a decrease of $1.0 million, which was primarily attributable to a decrease of $0.9 million in direct external expenses associated with CTP-656. The decrease in CTP-656 expenses was attributable to the completion of the transaction contemplated by the Asset Purchase Agreement with Vertex in July 2017. External spend associated with CTP-543 for the three months ended September 30, 2017 was primarily attributable to the ongoing Phase 2a clinical trial. External spend associated with CTP-543 for the three months ended September 30, 2016 was attributable to the conduct of Phase 1 clinical testing and manufacturing activities to support the advancement of CTP-543 into Phase 2 clinical testing.

General and administrative expenses

General and administrative expenses were $4.9 million for the three months ended September 30, 2017, compared to $3.4 million for the prior year period. The increase was primarily attributable to a $0.7 million increase in non-cash stock-based compensation expense, and a $0.6 million increase in consulting and professional fees associated with the CTP-656 asset purchase agreement and the defense of our CTP-543 patent.

Investment income

Investment income was $0.5 million and $0.1 million for the three months ended September 30, 2017 and 2016 respectively, and consists of interest earned on our cash equivalents and short-term investments. The increase is attributable to higher yielding investments, resulting in higher interest earned on our investments.

Interest and other expense

On June 8, 2017, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which Hercules provided a $30 million secured term loan facility. The debt facility was paid off in full on September 7, 2017. Interest expense recorded during the three months ended September 30, 2017 is attributable to the interest due and the amortization of the loan discount for the period prior to the repayment of the debt facility. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the Loan Agreement.

Provision for income taxes

As a result of the closing of the Asset Purchase Agreement during the period, the Company recorded $2.2 million in income tax expense during the three months ended September 30, 2017 in comparison to no tax provision recorded in the three months ended September 30, 2016 due to the net loss generated in the period. The tax provision of $2.2 million is attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.

Comparison of the nine months ended September 30, 2017 and 2016
The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars.

	Nine months ended September 30,
(in thousands)	2017	2016	Change
Revenue:
License and research and development revenue	$52	$153	$(101)
Other Revenue	143,827	—	143,827
Total revenue	143,879	153	143,726
Operating expenses:
Research and development	22,658	28,323	(5,665)
General and administrative	15,835	10,845	4,990
Total operating expenses	38,493	39,168	(675)
Income (Loss) from operations	105,386	(39,015)	144,401
Investment income	742	338	404
Interest and other expense	(814)	—	(814)
Loss on extinguishment of debt	(1,432)	—	(1,432)
Income (Loss) before income taxes	103,882	(38,677)	142,559
Provision for income taxes	2,177	—	2,177
Net income (loss)	$101,705	$(38,677)	$140,382

Revenue

Total revenue was $143.9 million for the nine months ended September 30, 2017 as compared to $0.2 million for the prior year period, an increase of $143.7 million. The increase in revenue in the 2017 period was primarily attributable to the closing of the transaction contemplated by the Asset Purchase Agreement with Vertex.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the nine months ended September 30, 2017 and 2016, with our internal research expenses separately classified by category. Avanir is conducting the clinical development of AVP-786 at its expense and we therefore made minimal investments in the program during these periods.

	Nine Months Ended September 30,
(in thousands)	2017	2016
CTP-656 external costs	$3,110	$8,006
CTP-543 external costs	4,266	5,011
CTP-730 external costs	19	32
JZP-386 external costs	—	19
External costs for other programs	857	1,384
Employee and contractor-related expenses	11,669	11,244
Facility and other expenses	2,737	2,627
Total research and development expenses	$22,658	$28,323
Research and development expenses were $22.7 million for the nine months ended September 30, 2017, compared to $28.3 million for the prior year period, a decrease of $5.6 million. This decrease was primarily due to a decrease of $4.9 million and $0.8 million in direct external expenses associated with CTP-656 and CTP-543, respectively. The decrease in CTP-656 expenses in the 2017 period was primarily attributable to costs incurred related to the Phase 1 clinical testing and Phase 2 manufacturing activities during the nine months ended September 30, 2016, compared to costs incurred related to the Phase 2 clinical testing through July 2017, when the sale of CTP-656 to Vertex under the Asset Purchase Agreement closed. The decrease in CTP-543 expenses was driven by the timing to initiate the Phase 2a clinical trial. The decrease in external costs for other programs of $0.5 million was due to decreased consulting expenses for outsourced research development. The increase in employee and contractor-related expenses was primarily attributable to increased non-cash stock-based compensation expenses.

General and administrative expenses

General and administrative expenses were $15.8 million for the nine months ended September 30, 2017 compared to $10.8 million for the prior year period. The increase was primarily attributable to a $3.7 million increase in consulting and professional fees associated with the CTP-656 Asset Purchase Agreement and the defense of our CTP-543 patent, and a $1.2 million increase in staffing costs, primarily due to an increase in non-cash stock-based compensation expenses.

Investment income

Investment income was $0.7 million for the nine months ended September 30, 2017 compared to $0.3 million for the prior year period. The increase is attributable to higher yielding investments, resulting in higher interest earned on our investments.
Interest and other expense

Interest expense recorded during the nine months ended September 30, 2017 is attributable to the interest that was due under our loan facility with Hercules and amortization of the loan discount.

Provision for income taxes

As a result of the closing of the Asset Purchase Agreement, the Company recorded $2.2 million in income tax expense during the nine months ended September 30, 2017 in comparison to no tax provision recorded in the nine months ended September 30, 2016 due to the net loss generated in the period. The tax provision of $2.2 million is attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of September 30, 2017, we had an accumulated deficit of $70.2 million. With the exception of the cash consideration from the closing of our sale of CTP-656 to Vertex in July 2017, we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
As of September 30, 2017, we had cash and cash equivalents and investments of $207.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$110,436	$(33,846)
Investing activities	(120,182)	(29,154)
Financing activities	1,310	293
Net decrease in cash and cash equivalents	$(8,436)	$(62,707)
Operating activities. The cash provided by or used for operating activities generally approximates our net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. During the nine months ended September 30, 2017, cash provided by our operating activities was largely driven by the receipt of $144 million upon the closing of the CTP-656 asset sale to Vertex in July 2017, partially offset by development activities associated with CTP-656 and CTP-543. Cash used during the prior year period was largely driven by Phase 1 clinical studies and other development activities associated with CTP-656 and CTP-543.
Investing activities. Net cash used in investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. The increase in cash used in investing activities during the 2017 period as compared to the 2016 period is attributable to the investment of proceeds from the CTP-656 asset sale to Vertex in July 2017. Purchases of fixed assets for the nine months ended September 30, 2017 and 2016 was $0.7 million and $0.3 million, respectively.

Financing activities. During the nine months ended September 30, 2017 and 2016, our financing activities provided cash of $1.3 million and $0.3 million, respectively. During the 2017 period, cash provided by financing activities was largely driven by the net proceeds of $29.7 million under our Loan Agreement with Hercules in June 2017 and proceeds from the exercise of stock options of $2.4 million, partially offset by the prepayment of our Loan Agreement with Hercules in September 2017. The cash provided by financing activities during the nine months ended September 30, 2016 was attributable to proceeds from the exercise of stock options of $0.3 million.

Operating capital requirements

We do not anticipate commercializing any of our product candidates for several years. With the exception of the cash consideration from the closing of our sale of CTP-656 to Vertex in July 2017, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates, and begin to commercialize any approved products for which we retain commercialization rights. We are subject to all of the risks incident in the development of new drug products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, as well as additional risks stemming from the unproven nature of deuterated drugs.

Based on our current expectations, including our development plans, we believe our existing cash and cash equivalents and investments as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2021. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

To date, we have not generated any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we, or our collaborators, obtain marketing approval of and commercialize one of our current or future product candidates. Because our product candidates are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete development and commercialization of our product candidates or whether or when we will achieve profitability. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek marketing approvals for our product candidates, and begin to commercialize any approved products for which we retain commercialization rights.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional collaborations, strategic alliances and licensing arrangements, and other arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any additional committed external sources of funds. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and these securities may have rights senior to those of our common stock. We may become subject to covenants under any future indebtedness that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.

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
Contractual obligations
As of September 30, 2017, the Company's contractual obligations remain consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of September 30, 2017 and December 31, 2016, we had $207.1 million and $96.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of September 30, 2017 would not have a material effect on the fair market value of our cash equivalents and short term investments.
We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2017.

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
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
As of September 30, 2017, we had an accumulated deficit of $70.2 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations, a patent assignment agreement, and an asset sale. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. With the exception of the cash consideration from the closing of the Vertex Asset Purchase Agreement in July 2017, we expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We believe our existing cash and cash equivalents and investments as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2021. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

•
the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; including prosecuting the Post Grant Review Petition, or PGR, we filed with the PTAB against Incyte challenging their 9,662,335 patent; and

•	the costs of operating as a public company.

Raising additional capital may cause dilution to our stockholders or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources. We do not have any committed external source of funds, other than potential milestone payments and royalties under our agreements with Vertex, Avanir, Celgene, and Jazz Pharmaceuticals, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
Avanir is developing AVP-786 for the treatment of agitation associated with Alzheimer's Disease and other neurologic or psychological disorders. There are competing marketed drugs and product candidates in clinical development for each indication. Intra-Cellular Therapies, Acadia Pharmaceuticals, Axsome Therapeutics, and Otsuka Pharmaceuticals and their partner Lundbeck, are developing treatments for agitation in patients with Alzheimer's Disease.
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
In addition, as of November 6, 2017, there were 3,898,676 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of November 6, 2017, there were 132,069 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of September 30, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 43.3% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 6.	Exhibits.

Exhibit number	Description
10.1#
Form of Concert Pharmaceuticals, Inc. Restricted Stock Unit Award Agreement Granted under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36310), filed with the SEC on July 10, 2017)

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

*    Filed herewith.
**    Furnished herewith.
# Management contracts or compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date:	November 9, 2017	By:	/s/ Roger Tung

Roger Tung Chief Executive Officer