Form 10-K
period 2017-12-31
CONCERT PHARMACEUTICALS, INC.
filed 2018-03-01
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $192,928,000 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.
The number of shares outstanding of the registrant’s Common Stock as of February 26, 2018: 23,233,275

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
OVERVIEW

We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with previously studied compounds, including approved drugs, which we believe may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage its known activity to expand into new indications. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas.  We have a pipeline of clinical candidates as well as research efforts to identify new product candidates.

Product Candidate	Lead Indication(s)	Phase I	Phase 2	Phase 3	Market	Worldwide Rights
CTP-543 Deuterated ruxolitinib	Alopecia Areata					CoNCERT Pharmaceuticals Inc.
CTP-692 Deuterated-D-serine	Schizophrenia					CoNCERT Pharmaceuticals Inc.
AVP-786 Deuterated dextromethorphan	Alzheimer's Agitation Neurologic/Psychiatric Indications					AVANIR pharmaceuticals Otsuka
CTP-730 Deuterated apremilast	Inflammatory Diseases					Celgene
JZP-386 Deuterated sodium oxybate	Narcolepsy					Jazz Pharmaceuticals

OUR STRATEGY
Our strategy is to apply our deuterium technology to previously studied molecules, including approved drugs, in which deuterium substitution has the potential to enhance clinical safety, tolerability, or efficacy.  We select pipeline candidates based on the medical needs of patients, commercial opportunity, regulatory considerations, and competitive landscape.
Key elements of our strategy include:

•
using deuterium technology to develop deuterated product candidates with potentially improved safety, tolerability or efficacy profiles for new indications that we believe are promising in view of the known biology of the approved drug;

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
Because deuterium forms more stable bonds with carbon, deuterium substitution can in some cases alter drug metabolism, including through improved metabolic stability, reduced formation of toxic metabolites, increased formation of desired active metabolites, or a combination of these effects. At the same time, these improvements in drug metabolism are possible without materially altering the intrinsic biological activity of a compound.  Deuterated compounds with enhanced metabolic properties can generally be expected to retain biochemical potency and selectivity similar to their hydrogen analogs. The effects, if any, of deuterium substitution on metabolic properties are highly dependent on the specific molecular positions at which deuterium is substituted for hydrogen. In addition, the metabolic effects of deuterium substitution, if any, are unpredictable, even in compounds that have similar chemical structures.
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

OUR PRODUCT CANDIDATES
Our pipeline is focused on leveraging our deuterium expertise and proprietary product platform to develop novel medications designed to enhance patient outcomes in diverse therapeutic areas including autoimmune and inflammatory diseases and central nervous systems (CNS) disorders. The discussion below highlights our most advanced development programs including those being developed by our collaborators.
CTP-543
Background on Alopecia Areata
Alopecia areata is a chronic autoimmune disease affecting approximately 650,000 Americans at any given time and that results in partial or complete loss of hair on the scalp and/or body. Alopecia areata occurs when the immune system attacks the hair follicles and is characterized as non-scarring hair loss. It presents in a number of patterns including:

•	Patchy: coin-sized or larger patch or patches of hair loss;

•	Totalis: no hair on the head; and

•	Universalis: no hair anywhere on the body.

Onset can occur at any age including childhood, and it affects both women and men equally. While the average age of onset is between 25-35 years, the disease does occur in children, and onset in the first two decades is associated with more severe disease. The emotional effect of alopecia areata can be considerable and may result in anxiety and depression or affect personal attributes like self-esteem and confidence.  Alopecia areata may also be associated with other autoimmune conditions such as thyroid disease, vitiligo, allergic rhinitis, asthma, lupus, rheumatoid arthritis, and ulcerative colitis.   The most common form of treatment is corticosteroids including intralesional injections or topical application. However they often are not an effective treatment option.  There are currently no FDA-approved treatments for alopecia areata.
CTP-543 Opportunity
CTP-543 was discovered by applying Concert's deuterium chemistry technology to modify ruxolitinib, a Janus kinase ("JAK") inhibitor, which is commercially available under the name Jakafi® in the United States for the treatment of certain blood disorders. Ruxolitinib has been used to treat alopecia areata in academic settings, including an investigator-sponsored clinical trial, and has been shown to promote hair growth in individuals with moderate-to-severe disease. In an open-label clinical trial of 12 patients with moderate to severe alopecia areata investigators at Columbia University demonstrated that 20 mg of ruxolitinib administered orally twice daily resulted in 9 of 12 patients achieving at least 50% regrowth by the end of the treatment period. Responders averaged 92% regrowth by the end of the treatment period.
In January 2018, we announced that the FDA had granted Fast Track designation to CTP-543 for the treatment of alopecia areata.
Clinical Development of CTP-543
In 2016, we completed single and multiple ascending dose Phase 1 trials with CTP-543 which enrolled a total of 77 healthy volunteers. The pharmacokinetic measurements showed increased exposure with increasing doses of CTP-543. CTP-543 was well-tolerated across all dose groups and there were no serious adverse events reported in subjects who received CTP-543. In the multiple ascending dose Phase 1 trial of CTP-543, pharmacodynamic analyses were performed to assess the inhibition of IL-6- and IFN-gamma-mediated JAK/STAT signaling. Consistent with the established pharmacological activity of CTP-543, a dose-related reduction in IL-6-stimulated phosphorylated STAT3 was observed. Also, IFN-gamma-mediated STAT1 signaling, which is believed to play a key role in the pathogenesis of alopecia areata, was significantly inhibited in disease-relevant immune cell types at all doses evaluated.

We also conducted a Phase 1 crossover study evaluating the metabolite profiles of CTP-543 and ruxolitinib. In this study, except for the presence of deuterium, no new metabolites were observed with CTP-543.

A Phase 2a trial to evaluate two sequential doses of CTP-543 (4 and 8 mg twice daily) and a placebo control is ongoing. Approximately 90 patients with moderate-to-severe alopecia areata will be enrolled in the study. In February 2018, an independent Data Monitoring Committee (DMC) completed a planned interim review of the safety data following 12 weeks of dosing with 4 mg of CTP-543 or placebo twice daily. Based on this review, the DMC provided its recommendation to continue with the current cohort and to initiate dosing of the second cohort, whereby patients will be administered 8 mg of CTP-543 or placebo twice daily for 24 weeks. The primary outcome measure of the Phase 2a trial is the proportion of patients achieving at least 50% relative reduction in hair loss as measured by the severity of alopecia tool (SALT) score from baseline at Week 24. If appropriate, the protocol may be amended to explore higher doses of CTP-543. We expect to announce topline data for the 4 mg and 8 mg cohorts in the fourth quarter of 2018.
CTP-692
Background on Schizophrenia
Schizophrenia is a chronic and devastating neuropsychiatric disorder that is ranked as a leading cause of disability worldwide. The disease afflicts nearly 1% of the world’s population, affecting both men and women equally, and striking all ethnic and socioeconomic groups with a similar level of prevalence. The illness is characterized by multiple symptoms that are categorized into three clusters known as positive symptoms (hallucinations and delusional behaviors), negative symptoms (anhedonia, social withdrawal and apathy), and cognitive dysfunction (diminished capacity for learning, memory, and executive function). The underlying basis of the current antipsychotic therapy is that excessive dopaminergic neurotransmission and dysfunctional D2 receptor signaling plays a key pathophysiological role in the disease, and consequently all typical and atypical antipsychotics in clinical practice possess some level of D2 antagonist activity. Currently available antipsychotic drugs exhibit efficacy for positive symptoms, but have been limited in their capacity to treat negative symptoms and cognitive deficits.

There is an extensive body of evidence supporting N-methyl-d-aspartate, or NMDA, receptor hypofunction as a key underlying mechanism of schizophrenia. The NMDA receptor comprises two binding domains and, in addition to requiring glutamate binding, activation with a co-agonist such as D-serine or glycine is necessary for NMDA receptor activation. D-serine is the most important endogenous co-agonist for synaptic transmission in the human central nervous system. It has been postulated for some time that administration of NMDA co-agonists could benefit patients with schizophrenia since there is evidence that plasma and cerebral spinal fluid, or CSF, levels of endogenous D-serine are reduced in patients with schizophrenia.
CTP-692 Opportunity
CTP-692 is a selective deuterium-modified analog of the endogenous amino acid, D-serine. Based on published preclinical and clinical effects of D-serine, the Company believes that CTP-692 has the potential to help restore NMDA receptor activity in key areas of the brain to improve clinical outcomes in patients with schizophrenia. Clinical studies have shown that levels of D-serine measured in the plasma and CSF of patients with schizophrenia are significantly lower than healthy controls. Academic studies have demonstrated that oral dosing of D-serine can result in dose-dependent improvement in positive, negative, and cognitive symptoms in schizophrenic patients when added to D2 antipsychotics. However, preclinical studies have demonstrated that D-serine can cause nephrotoxicity in rats. In addition, in some patients who received high doses of D-serine, clinical findings suggesting renal impairment were observed. As a result, the clinical development of D-serine has historically been limited.
In preclinical studies, CTP-692 has shown clear dose separation from D-serine in producing indicators of nephrotoxicity, suggesting that CTP-692 could have a larger therapeutic window and therefore be better-suited for development as a human therapeutic agent. CTP-692 will be developed as an adjunctive therapy along with standard antipsychotic medicines in patients with schizophrenia. Based on previous clinical studies of D-serine in patients with schizophrenia and other neurological diseases, Concert has designed CTP-692 to have similar pharmacology to D-serine and potentially improve upon its safety profile.
The Company intends to complete preclinical evaluation and advance CTP-692 into clinical development in 2018.

Preclinical Pipeline

We are currently assessing a number of preclinical assets as potential development candidates.

Collaboration Product Candidates
We have entered into several collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. The deuterium product candidates may be developed for an existing indication or in new indications.
AVP-786
In February 2012, we granted Avanir Pharmaceuticals, Inc., or Avanir, an exclusive worldwide license to develop and commercialize deuterated dextromethorphan analogs, including the d6-dextromethorphan compound, deudextromethorphan. Subsequent to our agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and is now a wholly owned subsidiary of Otsuka America, Inc.
Avanir is developing AVP-786, which is a combination of deudextromethorphan and an ultra-low dose of quinidine.
In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with Alzheimer’s disease. It expects to enroll approximately 850 patients in two U.S. Phase 3 trials. The U.S. Phase 3 trials are expected to be completed in 2019 and are expected to provide the basis for registration. Additionally, in October 2017, Avanir initiated a Phase 3 trial enrolling approximately 400 patients to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with Alzheimer's disease including US sites as well as territories outside the United States.
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
In May 2015, we and Jazz Pharmaceuticals announced the completion of a Phase 1 clinical study. Clinical data from this Phase 1 study demonstrated that JZP-386 provided favorable deuterium-related effects, including higher serum concentrations and correspondingly increased pharmacodynamic, or PD, effects at clinically relevant time points, compared to Xyrem® (sodium oxybate) oral solution. The safety profile of JZP-386 was similar to that observed with Xyrem. Jazz Pharmaceuticals is responsible for any further development of JZP-386 and is continuing to evaluate once-nightly dosing.
ASSET PURCHASE AGREEMENT WITH VERTEX PHARMACEUTICALS FOR CTP-656
In July of 2017, we completed a previously announced asset purchase agreement under which Vertex acquired worldwide development and commercialization rights to CTP-656 and other assets related to the treatment of cystic fibrosis (CF). CTP-656, now known as VX-561, is an investigational cystic fibrosis transmembrane conductance regulator (CFTR) potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of cystic fibrosis. We received $160 million in cash upon closing, and we are eligible to receive up to $90 million in additional milestones based on regulatory approval in the U.S. and agreement for reimbursement in the first of the U.K., Germany or France.
INTELLECTUAL PROPERTY
We protect our product candidates through the use of patents, trade secrets and careful monitoring of our proprietary know-how. Our patents and patent applications, if they issue as patents, for our lead programs expire between 2028 and 2038. The expected expiration dates are before any patent term extension to which we may be entitled under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the Hatch-Waxman Amendments) or equivalent laws in other jurisdictions where we have issued patents.
CTP-543
We hold a U.S. patent covering the composition of matter of deuterated analogs of ruxolitinib and corresponding U.S. patent applications. The patent and the patent applications are expected to expire in 2033. We have corresponding patent applications in Europe and Japan, which if they issue as patents, are expected to expire in 2033. We have retained all of the CTP-543 patent rights. In October 2017, the Patent Trial and Appeal Board, or PTAB, denied a petition by Incyte Corporation to institute inter partes review, or IPR, of Concert's U.S. Patent No. 9,249,149. The denial of Incyte's IPR petition upholds the validity of Concert's composition of matter patent claims covering CTP-543.
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
JZP-386
We hold two U.S. patents, as well as a corresponding U.S. patent application, covering the composition of matter of deuterated analogs of sodium oxybate, including JZP-386, and methods of using them for treating certain diseases and disorders, including narcolepsy. These patents and patent applications are expected to expire in 2030. We hold a corresponding European patent that is expected to expire in 2030. We also have U.S. patents covering pharmaceutical compositions of JZP-386 and methods of use of JZP-386 for treating certain diseases and disorders, including narcolepsy, as well as patent applications in the United States,

Europe and Japan, covering the composition of matter and methods of use of JZP-386, that are expected to expire in 2032. We have granted exclusive licenses under these patent rights to Jazz Pharmaceuticals.
CTP-730
We hold U.S. patents covering the composition of matter and methods of use of CTP-730. The patents are expected to expire in 2030.  We also hold corresponding patents in Europe and Japan that are expected to expire in 2030.  We have granted exclusive licenses under these patent rights to Celgene.
CTP-692
We hold a U.S. patent application covering compositions of matter and methods of use of CTP-692. The patent, if issued, is expected to expire in 2038.  We have retained all of the CTP-692 patent rights.
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

Many of our existing and potential future competitors may have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

CTP-543

CTP-543 is a deuterated analog of ruxolitinib, which is being developed for the treatment of moderate-to-severe alopecia areata, an autoimmune disease that results in partial or complete loss of hair on the scalp and body. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. A number of companies are developing JAK inhibitors having different subtype selectivities for the treatment of alopecia areata, including Aclaris Therapeutics, LEO Pharma and Pfizer.

CTP-692

CTP-692 is a deuterated analog of D-serine, which is being developed for the adjunctive treatment of schizophrenia. There are a number of candidates in clinical development for adjunctive treatment of schizophrenia, exploring cognitive or negative symptoms of the disease. For example, Acadia Pharmaceuticals and SyneuRx International [Taiwan] Corp. are developing adjunctive treatments for schizophrenia.

AVP-786
Avanir is developing AVP-786 for the treatment of agitation associated with Alzheimer's disease and other neurologic or psychological disorders. There are competing marketed drugs and product candidates in clinical development for each indication. Intra-Cellular Therapies, Axsome Therapeutics, and Otsuka Pharmaceuticals and their partner Lundbeck, are developing treatments for agitation in patients with Alzheimer's disease.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, or any findings from animal or in vitro testing that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as the data monitoring committee (DMC) or board. This group provides authorization for whether or not a trial may move forward at designated check points based on review of certain data from the trial. The FDA will often inspect one or more clinical sites in late-stage clinical trials to assure compliance with GCP and the integrity of the clinical data submitted.

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
The FDA may also refer an application for a novel drug to an advisory committee or explain why such referral was not required. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
Expedited development and review programs
The FDA has various programs, including Fast Track Designation, Breakthrough Designation, priority review and accelerated approval, which are intended to expedite or facilitate the development and review of new drugs that meet certain criteria and/or provide for approval on the basis of surrogate endpoints.
New drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address an unmet medical need for the condition. Fast Track designation is intended to facilitate early and frequent meetings between the FDA and the sponsor company during development and the FDA may agree to review sections of an NDA on a rolling basis before the complete NDA is submitted. A drug may be eligible for Breakthrough Designation if the drug is intended to treat a serious or life-threatening disease and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies. Breakthrough Designation provides for frequent meetings between the sponsor and the FDA, involving senior and experience review staff, as appropriate, in a collaborative, cross-functional review and the assignment of an FDA project lead to facilitate efficient review of the development program and serve as a scientific liaison with the sponsor. Although Fast Track and Breakthrough designation do not affect the regulatory standards for approval, the frequent interactions with the FDA may facilitate a more efficient development program. In addition, the NDAs for drugs granted Fast Track and Breakthrough Designation may become eligible for priority review. Priority review is designed for drug candidates that offer significant improvements in safety or effectiveness or fill an unmet medical need and provides for an initial review within six months of acceptance of the NDA for filing, as compared to a standard review of ten months after acceptance for filing. Accelerated approval provides an earlier approval of drugs that treat serious diseases, and that fill an unmet medical need, based on a surrogate endpoint that FDA determines is reasonably likely to predict a clinical benefit. As a condition of approval, the FDA may require that the sponsor of a drug receiving accelerated approval perform post-marketing confirmatory clinical trials.
Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review will not be shortened.
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
Pediatric Studies and Exclusivity
Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans within sixty days of an end-of-phase 2 meeting, or as may be agreed between the sponsor and FDA. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after efficacy and safety has been established in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

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
Review and Approval of Drug Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of its products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
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
EMPLOYEES
As of December 31, 2017, we had 64 employees, 41 of whom were primarily engaged in research and product development activities. A total of 17 employees have Ph.D. degrees. None of our employees are represented by a labor union and we believe our relations with our employees are good.
FACILITIES
Our offices are located in Lexington, Massachusetts, consisting of approximately 50,000 square feet of leased office and laboratory space. The term of the lease expires in September 2018. In the third quarter of 2018, Concert expects to relocate its offices to a new location in Lexington, Massachusetts, consisting of approximately 55,500 square feet of leased office and laboratory space. The term of the new lease expires in 2029.

RESEARCH AND DEVELOPMENT

We have dedicated a significant portion of our resources to our efforts to develop our pipeline and product candidates.  We incurred research and development expenses of $30.2 million, $37.0 million and $28.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.  We anticipate that a significant portion of our operating expenses in future periods will continue to be related to research and development as we continue to advance our product candidates through clinical development.
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
As of December 31, 2017, we had an accumulated deficit of $76.2 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations, a patent assignment agreement, and an asset sale. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We believe our existing cash and cash equivalents and investments as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2021. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources. We do not have any committed external source of funds, other than cash held in escrow pursuant to the Vertex asset purchase agreement and potential milestone payments under the asset purchase agreement with Vertex, as well as potential milestone payments and royalties under our agreements with Avanir, Celgene, and Jazz Pharmaceuticals, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
Any inability to successfully complete nonclinical and clinical development could result in additional costs to us, or our collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we, or our collaborators, are required to conduct additional or larger clinical trials or other testing of our product candidates beyond the trials and testing that we, or they, contemplate, (2) we, or our collaborators, are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidates, we, or our collaborators, in addition to incurring additional costs, may:

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

•
we, or our collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials and or develop and or validate new clinical endpoints for our clinical trials, or abandon product development programs;

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

•
regulators, institutional review boards or data monitoring committees may require that we, or our collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;

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
Fast Track designation by the FDA may not lead to a faster development, regulatory review or approval.
Although CTP-543 has been granted Fast Track designation by FDA for the treatment of alopecia areata, Fast Track designation does not necessarily lead to a faster development pathway or regulatory review process, and does not increase the likelihood of regulatory approval. The FDA may later withdraw the designation if they believe the designation is no longer supported by the data from our clinical development program.
We, or our collaborators, may attempt to, and in some instances may be able to, secure clearances from the FDA or comparable foreign regulatory authorities to use other expedited development pathways, including a 505(b)(2) regulatory pathway. However, if we or our collaborators are unable to obtain such clearances, we, or they, may be required to conduct additional nonclinical studies or clinical trials beyond those that we, or they, contemplate, which could increase the expense of obtaining, and/or delay the receipt of, necessary marketing approvals relative to an expedited pathway.
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
All of our product candidates are in nonclinical and clinical development stages and their risk of failure is high. Serious adverse events or undesirable side effects caused by our product candidates, or competitor products with similar mechanisms of action, could cause us, one of our collaborators, an institutional review board, data monitoring committee, or regulatory authorities to interrupt, amend, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. A dose of a deuterated compound could, in comparison to an equal dose of the corresponding non-deuterated compound, result in altered exposure levels, distribution and half-life in the body and alter the levels of particular metabolites that are present in the body. These changes may cause serious adverse events or undesirable side effects that we or our collaborators did not anticipate, whether based on the characteristics of the corresponding non-deuterated compound or otherwise. If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we, or our collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. In addition, unexpected adverse clinical effects of a deuterated product candidate, including either those identified by us or deuterated analogs of approved drugs being developed by any third parties, may create general concerns regarding deuteration technology that could delay the development of our product candidates.

The increasing use of social media platforms presents risks and challenges.

The increasing use of social media platforms presents risks and challenges. Social media increasingly is being used by third parties to communicate about our drug candidates and the diseases they are designed to treat. We believe that members of the Alopecia Areata community may be more active on social media as compared to other patient populations due to the demographics of this patient population. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients in clinical trials may use social media platforms to comment on the effectiveness of, or adverse experiences with, a drug candidate which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
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

We are developing CTP-692 as an adjunctive treatment of schizophrenia. There are a number of candidates in clinical development for adjunctive treatment of schizophrenia, exploring cognitive or negative symptoms of the disease, including Acadia Pharmaceuticals and SyneuRx International [Taiwan] Corp.
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
We may also become involved in opposition, derivation, reexamination, post grant review, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2017, Incyte Corporation filed an inter parties review, or IPR, petition with the PTAB, of the U.S. PTO, challenging the validity of U.S. Patent No. 9,249,149, which claims deuterium-modified versions of ruxolitinib, including CTP-543. In October 2017, the PTAB declined to institute the IPR. In November 2017, Incyte filed a request for reconsideration of the PTAB's decision, which remains pending. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.
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
Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Our CTP-543 compound is based, and potential future product candidates may be based, on products that are covered by issued patents or patent applications, the holders of which may attempt to assert claims against us. To date, we are not aware of any judicial decision holding that a patent that covers a non-deuterated compound should be construed to also cover deuterated analogs thereof, absent specific claims with respect to the deuterated analogs. However, any such judicial decision, or legal proceedings asserting such claims, could increase the likelihood of potential infringement claims being asserted against us. If any third party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.
For example, CTP-543 is a deuterium-modified version of ruxolitinib. Ruxolitinib is marketed in the U.S. by Incyte Corporation under the name Jakafi. Incyte has patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also has US patent 9,662,335 that broadly claims deuterated analogs of ruxolitinib. On June 27, 2017, we filed a Post Grant Review with the Patent Trial and Appeal Board, or PTAB, seeking to invalidate all claims of Incyte's U.S. Patent No. 9,662,335, which includes claims relating to deuterated ruxolitinib analogs. In January 2018, the PTAB rejected our petition to challenge the validity of the '335 patent. In addition, Columbia University is the assignee of a patent claiming the use of ruxolitinib for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for CTP-543. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market, or prevent us from marketing, CTP-543.

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
In addition, as of February 26, 2018, there were 4,085,209 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of February 26, 2018, there were 132,069 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of December 31, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 38.5% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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
In December 2017, we entered into an agreement to lease approximately 55,500 square feet of office and laboratory space in a new location at 65 Hayden Avenue, Lexington, Massachusetts. We expect to relocate offices in the third quarter of 2018. We believe that the new facilities are sufficient for our current needs for the foreseeable future.

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

	High	Low
Year Ended December 31, 2017
First Quarter	$18.43	$8.85
Second Quarter	16.95	12.01
Third Quarter	16.10	13.28
Fourth Quarter	29.05	13.96
Year Ended December 31, 2016
First Quarter	$19.69	$12.16
Second Quarter	15.53	9.80
Third Quarter	12.28	9.47
Fourth Quarter	10.53	7.11
HOLDERS
As of January 31, 2018, there were 17 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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
The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from February 13, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested after the market closed on February 13, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

PURCHASE OF EQUITY SECURITIES
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.	Selected Financial Data
The following tables set forth our selected consolidated financial data and have been derived from our audited consolidated financial statements. You should read the following selected consolidated financial data together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

	Years ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Results of Operations
Total revenue	$143,891	$174	$66,729	$8,576	$25,408
Operating expenses:
Research and development	$30,223	$36,983	$28,885	$27,474	$21,790
General and administrative	21,019	14,358	13,056	11,700	8,028
Total operating expenses	51,242	51,341	41,941	39,174	29,818
Income (Loss) from operations	92,649	(51,167)	24,788	(30,598)	(4,410)
Interest and other income (expense), net	2,690	447	(185)	(1,101)	(1,646)
(Benefit) Provision for income taxes	(300)	—	429	—	—
Net income (loss)	$95,639	$(50,720)	$24,174	$(31,699)	$(6,056)
Net income (loss) applicable to common stockholders - basic	$95,195	$(50,720)	$24,174	$(31,754)	$(6,452)
Net income (loss) applicable to common stockholders - diluted	$95,210	$(50,720)	$24,174	$(31,754)	$(6,452)
Earnings Per Share
Net income (loss) per share applicable to common stockholders - basic	$4.20	$(2.28)	$1.14	$(2.00)	$(4.99)
Net income (loss) per share applicable to common stockholders - diluted	$4.06	$(2.28)	$1.09	$(2.00)	$(4.99)
Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders - basic	22,641	22,233	21,152	15,842	1,292
Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders - diluted	23,442	22,233	22,267	15,842	1,292
Financial Condition
Cash and cash equivalents	$27,665	$40,555	$92,510	$13,396	$9,638
Investments, available for sale	175,500	55,630	49,680	65,836	23,039
Working capital	199,289	92,159	137,481	63,102	18,128
Total assets	211,736	100,395	146,932	84,454	39,773
Deferred revenue	10,301	10,050	10,170	15,821	19,631
Loan payable, net of discount	—	—	—	7,101	14,919
Redeemable convertible preferred stock	—	—	—	—	112,244
Total stockholders’ equity (deficit)	196,432	85,594	130,635	54,825	(112,104)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW

We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with previously studied compounds, including approved drugs, which we believe may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage its known activity to expand into new indications. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas.  As discussed in detail in Item 1 above, we have a robust pipeline of wholly owned and collaboration programs.
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $76.2 million since inception through December 31, 2017 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations, patent assignments, and other arrangements. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs.

On March 3, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Pharmaceuticals, Inc., through Vertex Pharmaceuticals (Europe) Limited ("Vertex"), pursuant to which we agreed to sell and assign CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company, for up to $250 million subject to the satisfaction of certain closing conditions. On July 25, 2017, the Asset Purchase Agreement closed and Vertex paid us $160 million in cash consideration, with $16 million to be held in escrow until January 2019. Additional information concerning the sale of CTP-656 is discussed further in Note 14 in the consolidated financial statements and Item 1A., each appearing elsewhere in this Annual Report on Form 10-K.

The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under our current development programs. We generated net income of $95.6 million for the year ended December 31, 2017, a net loss of $50.7 million for the year ended December 31, 2016, and net income of $24.2 million for the year ended December 31, 2015. The net income generated during the year ended December 31, 2017 was primarily the result of the Asset Purchase Agreement with Vertex, discussed above and in further detail in Note 14 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The net income generated during the year ended December 31, 2015 was primarily the result of a $50.2 million one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, as discussed further in Note 13 in the consolidated financial statements.
We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we continue research and development efforts and develop and conduct additional nonclinical studies and clinical trials with respect to our product candidates.
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

COLLABORATIONS

We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. Our collaborators also have applied their considerable scientific, development, regulatory and commercial capabilities to the development of our compounds. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible for an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations, which are discussed further in Note 12 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
ASSET PURCHASE AGREEMENT

On March 3, 2017, we entered into an Asset Purchase Agreement with Vertex pursuant to which we sold and assigned CTP-656 and other cystic fibrosis assets of the Company to Vertex. On July 25, 2017, the transaction contemplated by the Asset Purchase Agreement closed, and Vertex paid us $160 million in cash consideration with $16 million to be held in escrow, as described in Note 14 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Additionally, upon the achievement of certain milestone events, Vertex has agreed to pay us an aggregate of up to $90 million. Of this amount, $50 million will become payable to us upon receipt of FDA marketing approval for a combination treatment regimen containing CTP-656, now known as VX-561, for patients with cystic fibrosis, and $40 million will become payable to us upon completion of a pricing and reimbursement agreement in the first of the United Kingdom, Germany or France with respect to a combination treatment regimen containing CTP-656 for patients with cystic fibrosis.

PATENT ASSIGNMENT AGREEMENT
In September 2011, we entered into a patent assignment agreement with Auspex Pharmaceuticals, Inc., or Auspex, pursuant to which we assigned to Auspex a U.S. patent application relating to deuterated pirfenidone analogs as described in Note 13 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Among other things, the patent assignment agreement provides that if Auspex is acquired in a change in control transaction at any time while it, or any of its affiliates, own certain patents or patent applications related to deuterated pirfenidone, we will receive within a specified period following the closing of the transaction 1.44% of any proceeds payable as consideration for the change in control transaction, including any amounts paid to stockholders and certain equity holders of Auspex. Any such change in control payment to us is credited to Auspex as a deduction against certain future payments that may become due under the agreement, such that Auspex will not be required to make further payments to us until the aggregate amount of such payments otherwise due exceeds the amount of the change in control payment.
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
In the future, we will seek to generate revenue from a combination of product sales and milestone payments and royalties on product sales in connection with our current collaborations with Avanir, Celgene, and Jazz Pharmaceuticals, our asset sale with Vertex, or other collaborations we may enter into.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents. In 2017, we also incurred expenses responding to the Federal Trade Commission's requests for information and documentation in connection with their review of the transaction contemplated by the Vertex Asset Purchase Agreement as well as intellectual property matters related to CTP-543.
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
Interest and other expense
Interest and other expense consists primarily of interest expense on amounts outstanding under our prior debt facilities with Hercules Technology Growth Capital, Inc., or Hercules, and amortization of debt discount. On October 1, 2015, we made a final payment to Hercules, thereby fulfilling all obligations under our 2011 debt facility. On June 8, 2017, we entered into a loan agreement with Hercules in the amount of $30.0 million which we then paid off on September 7, 2017 in the amount of $30.8 million pursuant to a payoff letter. All our outstanding indebtedness and obligations owed to Hercules were paid in full, and the loan agreement was terminated. Additional information regarding the debt facility is available in Note 15 of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income Taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. We recorded $0.3 million in income tax benefit and $0.4 million in income tax expense during the years ended December 31, 2017 and 2015, respectively. No tax provision was recorded during the year ended December 31, 2016 due to the net loss generated. The tax benefit realized in fiscal year 2017 is the result of the enactment of the Tax Cuts and Jobs Act (TCJA) that changed corporate alternative minimum tax ("AMT"), resulting in a an expected refund for AMT paid in fiscal year 2015. As of December 31, 2015, the U.S. federal tax code limited the use of net operating loss carryforwards to ninety percent of AMT income resulting in an effective tax rate of approximately two percent.
Loss on extinguishment of debt
In connection with the loan agreement entered into with Hercules on June 8, 2017 and subsequently remitted on September 7, 2017, we recognized a loss on the extinguishment of debt for $1.4 million. Additional information regarding the debt facility is available in Note 15 of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates:

•	revenue recognition;

•	accrued research and development expense;

•	stock-based compensation; and

•	income taxes.
Revenue recognition
We have primarily generated revenue through arrangements with collaborators for the development and commercialization of product candidates. In fiscal year 2017, we generated revenue through an Asset Purchase Agreement with Vertex, which was treated consistently with our other multiple-element arrangements.
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
Adoption of ASU 2014-09 (Topic 606)
In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for us beginning in the first quarter of fiscal 2018. For additional details regarding our adoption of this authoritative guidance, see Note 2 in the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

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

Expected volatility was estimated using a weighted-average of our historical volatility of our common stock and the historical volatility of the common stock of a representative group of publicly traded companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development and therapeutic focus. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

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
We have computed the fair value of employee stock options at the date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2017	2016	2015
Expected volatility	78.15%	78.29%	73.38%
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.07%	1.36%	1.69%
Expected dividend yield	—%	—%	—%

We granted restricted stock units and performance stock units to our employees and members of our senior management team. We recognize compensation expense for restricted stock units ratably over the required service period. For awards with performance conditions in which the award does not vest unless the performance condition is met, we recognize expense only if we estimate that achievement of the performance condition is probable. If we conclude that vesting is probable, we recognize expense from the date that we reach this conclusion through the estimated vesting date.

Income Taxes

We record income taxes under the liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our business, future changes in income tax law, or variances between our actual and anticipated operating results, we make certain judgments and estimates, including our ability to realize our deferred tax assets and our ability to use our operating loss carryforwards and tax credits to offset taxable income. Therefore, actual income taxes could materially vary from these estimates.

Our ability to use our operating loss carryforwards and tax credits to offset taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit our use of operating loss carryforwards and tax credits. In such a situation, we may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist. In determining the tax provisions for fiscal years 2017 and 2015, we assessed our ability to use our net operating loss carryforwards in accordance with Sections 382 and 383 of the Internal Revenue Code, discussed further in Note 10 in the accompanying notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) modifying the officer’s compensation limitation, and (iv) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

As a result of the enacted law, we were required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate. Furthermore, we recorded a reduction to our deferred tax assets and a corresponding reduction to our valuation allowance. Accordingly, there was no impact to our income statement due to the reduction in the U.S. corporate tax rate. Due to the changes to corporate AMT, we recorded an AMT benefit in fiscal year 2017 due to the expected refund for AMT paid in fiscal year 2015 and the lack of provision required for 2017.

Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TJCA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. We expect to complete our analysis within the measurement period in accordance with Staff Accounting Bulletin No. 118, or SAB 118.

For additional details regarding our accounting for income taxes, see Note 10 in the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
PENDING AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2 in the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars.

	Year ended December 31,
(in thousands)	2017	2016	Change
Revenue:
License and research and development revenue	$62	$174	$(112)
Other revenue	143,829	—	143,829
Total revenue	143,891	174	143,717
Operating expenses:
Research and development	30,223	36,983	(6,760)
General and administrative	21,019	14,358	6,661
Total operating expenses	51,242	51,341	(99)
Income (Loss) from operations	92,649	(51,167)	143,816
Investment income	1,336	447	889
Other income	3,601	—	3,601
Interest and other expense	(815)	—	(815)
Loss on extinguishment of debt	(1,432)	—	(1,432)
Income (Loss) before income taxes	95,339	(50,720)	146,059
(Benefit) Provision for income taxes	(300)	—	(300)
Net income (loss)	$95,639	$(50,720)	$146,359
License and Research and Development Revenue

License and research and development revenue was $62 thousand for the year ended December 31, 2017 as compared to $174 thousand for the prior year period, a decrease of $112 thousand. The decrease in license and research and development revenue in the 2017 period was primarily due to a decrease in revenue recognized for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements of $58 thousand and $54 thousand, respectively. These changes were attributable to the completion of clinical conduct under these programs in 2015.
Other Revenue

Other revenue recognized during the year ended December 31, 2017 of $143.8 million was attributable to the closing of the transaction contemplated by the Asset Purchase Agreement with Vertex, discussed in detail in Note 14 in the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
As of December 31, 2017, we had deferred revenue of:

•
$7.2 million related to our collaboration with Celgene, $1.1 million of which is attributable to the CTP-730 program and $6.1 million of which is attributable to two additional license programs, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K;

•	$39 thousand related to our collaboration with Jazz Pharmaceuticals and associated with research and development services to be performed;

•	$2.8 million related to a payment received from GSK; and

•	$0.3 million related to our Asset Purchase Agreement with Vertex for transition services.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the years ended December 31, 2017 and 2016, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made no investment in the program during these periods. External research and development expenses related to CTP-692 were immaterial during the fiscal year ended December 31, 2017.

	Year ended December 31,
(in thousands)	2017	2016

CTP-543 external costs	$6,299	$7,603
CTP-656 external costs	3,076	9,592
CTP-730 external costs	19	31
JZP-386 external costs	—	19
External costs for other programs	1,481	1,732
Employee and contractor-related expenses	15,685	14,523
Facility and other expenses	3,663	3,483
Total research and development expenses	$30,223	$36,983

Research and development expenses were $30.2 million for the year ended December 31, 2017, compared to $37.0 million for the prior year period, a decrease of $6.8 million. This decrease was primarily due to a decrease of $6.5 million and $1.3 million in direct external expenses associated with CTP-656 and CTP-543, respectively. The decrease in CTP-656 expenses in 2017 was attributable to costs incurred related to the Phase 1 clinical testing and Phase 2 manufacturing activities during the year ended December 31, 2016, compared to costs incurred related to the Phase 2 clinical testing through July 2017 when the sale of CTP-656 to Vertex under the Asset Purchase Agreement closed.

The decrease in CTP-543 external expenses was driven by the timing to initiate the Phase 2a clinical trial. The decrease in external costs for other programs of $0.2 million was due to decreased consulting expenses for outsourced research development. The increase in employee and contractor-related expenses was primarily attributable to increased non-cash stock-based compensation expenses.

General and administrative expenses

General and administrative expenses were $21.0 million for the year ended December 31, 2017, compared to $14.4 million for the prior year. The increase of $6.6 million was attributable to a $4.1 million increase in consulting and professional fees associated with the CTP-656 Asset Purchase Agreement and intellectual property matters related to CTP-543, and a $2.5 million increase in staffing costs, primarily due to an increase in non-cash stock-based compensation expenses.
Investment income
Investment income was $1.3 million for the year ended December 31, 2017, compared to $0.4 million for the prior year period. The increase is attributable to an increase in investments which is due to the upfront payment from Vertex as a result of the closing of the transaction contemplated by the Asset Purchase Agreement, discussed in Note 14 of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Other income
Other income was $3.6 million during the year ended December 31, 2017 due to the disgorgement of short-swing profits arising from sales of the Company's stock by a 10% stockholder pursuant to Section 16(b) of the Securities and Exchange Act of 1934.

Interest and other expense
Interest expense recorded during the year ended December 31, 2017 is attributable to the interest that was due under our loan facility with Hercules and amortization of the loan discount. All our outstanding indebtedness and obligations owed to Hercules were paid in full, and the loan agreement was terminated in September 2017. Additional information regarding the debt facility is available in Note 15 of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Loss on extinguishment of debt
As a result of the prepayment of the debt facility with Hercules, we recognized a loss on the extinguishment of debt of $1.4 million. All our outstanding indebtedness and obligations owed to Hercules were paid in full on September 7, 2017, and the loan agreement was terminated.

Provision for income taxes
We recorded a tax benefit of $0.3 million during the year ended December 31, 2017. The tax benefit recorded in fiscal year 2017 is the result of the alternative minimum tax ("AMT") paid in fiscal year 2015, which is refundable under the Tax Cuts and Jobs Act of 2017. Income taxes that would otherwise have been due on the 2017 taxable income were offset with the tax benefit of net operating loss carryforwards which had previously had a full valuation allowance, except for $1.9 million of AMT incurred due to the limitation on use of net operating loss carryforwards when determining AMT. However, the 2017 AMT is also refundable under the Tax Cuts and Jobs Act of 2017 and thus we have not recorded a tax provision for this amount. The total amount of refundable AMT credits of $2.2 million is reflected as income tax receivable in the accompanying consolidated balance sheet as of December 31, 2017. No tax benefit or provision was recorded during the year ended December 31, 2016 due to the net loss generated.

We provide a full valuation allowance for any tax benefit related to net operating losses due to the uncertainty of the ability to realize such benefits.

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

	Year ended December 31,
(in thousands)	2016	2015

CTP-656 external costs	$9,592	$3,759
CTP-543 external costs	7,603	2,064
CTP-730 external costs	31	2,711
JZP-386 external costs	19	1,084
External costs for other programs	1,732	2,622
Employee and contractor-related expenses	14,523	13,507
Facility and other expenses	3,483	3,138
Total research and development expenses	$36,983	$28,885

Research and development expenses were $37.0 million for the year ended December 31, 2016, compared to $28.9 million for the prior year period, an increase of $8.1 million. This increase was primarily due to an increase of $5.8 million and $5.5 million in direct external expenses associated with CTP-656 and CTP-543, respectively, which were partially attributable to the conduct of Phase 1 clinical testing during the year ended December 31, 2016, as well as costs incurred to support the advancement of CTP-656 and CTP-543 into Phase 2 clinical testing. The increase in employee and contractor-related expenses of $1.0 million was attributable to higher compensation expenses as compared to the 2015 period, primarily due to an increase in headcount.

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

Interest and other expense

On October 1, 2015, our 2011 debt facility with Hercules Technology Growth Capital, Inc., or Hercules, matured. We fulfilled all obligations under the 2011 debt facility as of the maturity date, and as a result, no interest expense was recorded during the twelve months ended December 31, 2016, as compared to $0.3 million recorded during the twelve months ended December 31, 2015.

Provision for income taxes

No tax provision was recorded during the year ended December 31, 2016 due to the net loss generated. We recorded a tax provision of $0.4 million during the year ended December 31, 2015. The tax provision of $0.4 million is attributable to the federal limitation on alternative minimum tax net operating loss carryforwards.
LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of December 31, 2017, we had an accumulated deficit of $76.2 million. Although we generated net income in fiscal year 2017 and 2015 due to the one-time payments from Vertex and Auspex, respectively, we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
In June 2015, we received proceeds of $50.2 million in connection with the change in control payment from Auspex, relating to Teva Pharmaceutical Industries Ltd.’s acquisition of Auspex, discussed further in Note 13 in the consolidated financial statements.
On July 25, 2017, the Vertex Asset Purchase Agreement, discussed further in Note 14 to the consolidated financial statements appearing elsewhere in this Annual report on Form 10-K, was completed and Vertex paid us $160 million in cash consideration, with $16 million of such consideration to initially be held in escrow.
As of December 31, 2017 we had cash and cash equivalents and investments of $203.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$102,927	$(45,343)	$23,061
Investing activities	(121,307)	(7,213)	14,569
Financing activities	5,490	601	41,484
Net (decrease) increase in cash and cash equivalents	$(12,890)	$(51,955)	$79,114
Comparison of the years ended December 31, 2017, 2016 and 2015

Operating activities. The cash provided by or used for operating activities generally approximates our net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. The cash provided by operating activities during the year ended December 31, 2017 was primarily the result of the receipt of $144 million upon the closing of the CTP-656 asset sale to Vertex in July 2017, partially offset by development activities associated with CTP-656, CTP-543, and research. The cash used during the year ended December 31, 2016 was largely driven by Phase 1 clinical studies and other development activities associated with CTP-656 and CTP-543. The cash provided by operating activities during the year ended December 31, 2015 was due to the receipt of $50.2 million from Auspex for a change in control payment partially offset by research and development and general and administrative operating expenses during the year.

Investing activities. Net cash used in investing activities consisted of purchases of investments, purchases of fixed assets, and proceeds from the maturity of investments. Net cash used to purchase investments for the years ended December 31, 2017, 2016 and 2015 was $206.2 million, $132.3 million and $163.0 million, respectively. Net cash provided by maturities of investments for the years ended December 31, 2017, 2016 and 2015 was $85.8 million, $125.9 million and $178.5 million, respectively. Purchases of fixed assets for the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $0.8 million and $0.9 million, respectively.

Financing activities. During the years ended December 31, 2017, 2016, and 2015, our financing activities provided cash of $5.5 million, $0.6 million and $41.5 million, respectively. During the 2017 period, cash provided by financing activities was largely driven by the net proceeds of $29.7 million under our Loan Agreement with Hercules in June 2017 and proceeds from the exercise of stock options of $6.6 million, partially offset by the prepayment of our Loan Agreement with Hercules in September 2017. The cash provided by financing activities during the year ended December 31, 2016 was attributable to proceeds from the exercise of stock options of $0.6 million. The cash provided by financing activities during the year ended December 31, 2015 was primarily due to the receipt of net public offering proceeds of $47.0 million in March 2015 and proceeds from the exercise of stock options of $1.8 million, offset by the repayment of the Hercules debt facility entered into in December 2011.
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
On June 8, 2017, we entered into a Loan Agreement with Hercules, which provided for up to $30.0 million in funding, through a single advance. We incurred $0.3 million in loan issuance costs paid directly to the lenders, which was offset against the loan proceeds as a loan discount. The advance under the Loan and Security Agreement bore interest at a variable rate of the greater of 8.55% and an amount equal to 8.55% plus the prime rate of interest minus 4.50%.
Pursuant to the Loan Agreement, we had the option to prepay the principal of the Loan Agreement at any time subject to a prepayment charge; however the prepayment charge was waived upon the completion of the sale of CTP-656 to Vertex, discussed further in Note 14, and the prepayment of the Term Loan Facility after the 90th day following the closing date of the Loan Agreement but prior to the six month anniversary of the closing date of the Loan Agreement.
On September 7, 2017, we paid a total of $30.8 million to Hercules, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under the Loan Agreement. Upon the payment of the $30.8 million pursuant to a payoff letter between the Company and Hercules, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated.
In connection with the entry into the Loan Agreement, we issued warrants (the "Warrants") to certain entities affiliated with Hercules, exercisable for an aggregate of 61,273 shares of the Company’s common stock at an exercise price of $12.24 per share. The Warrants have a five year term, expiring June 8, 2022, and may be exercised on a cashless basis. The Hercules Warrants had a total relative fair value of $0.5 million upon issuance and were recorded as a debt discount.
Operating capital requirements

We do not anticipate commercializing any of our product candidates for several years. Although we generated net income in 2017 and 2015 due to one-time payments from Vertex and Auspex, respectively, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products for which we retain commercialization rights. We are subject to all of the risks incident in the development of new drug products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, as well as additional risks stemming from the unproven nature of deuterated drugs.

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements into 2021. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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
Contractual obligations
The following table summarizes our contractual obligations at December 31, 2017:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations(1)	$1,208	$1,208	$—	$—	$—
Operating lease obligations(2)	31,348	—	8,104	9,376	13,868
Total contractual obligations	$32,556	$1,208	$8,104	$9,376	$13,868

(1)	Consists of future lease payments under the operating lease for our office and laboratory space at 99 Hayden Avenue, Lexington, Massachusetts. The operating lease expires on September 30, 2018.

(2)
Consists of future lease payments under the new operating lease signed on December 21, 2017 for our office and laboratory at 65 Hayden Avenue, Lexington, Massachusetts. The operating lease expires ten years after the Base Rent Commencement Date, defined in the lease, with two optional extension terms of five years each.

We have an obligation to make a payment to GSK of up to $2.8 million if we commercialize CTP-499 or if we receive cash proceeds from re-licensing or transferring the rights to our CTP-499 program.
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

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of December 31, 2017 and 2016, we had $203.2 million and $96.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of December 31, 2017 would not have a material effect on the fair market value of our cash equivalents and short term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2017, 2016 or 2015.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Concert Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Concert Pharmaceuticals, Inc. (the “Company“) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2007.
Boston, Massachusetts
March 1, 2018

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Amounts in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$27,665	$40,555
Investments, available for sale	175,500	55,630
Interest receivable	628	164
Accounts receivable	155	27
Prepaid expenses and other current assets	1,786	1,353
Total current assets	205,734	97,729
Property and equipment, net	2,165	2,199
Restricted cash	1,557	400
Other assets	34	67
Income taxes receivable	2,246	—
Total assets	$211,736	$100,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$658	$545
Accrued expenses and other liabilities	4,299	3,853
Income taxes payable	46	—
Deferred revenue, current portion	1,442	1,172
Total current liabilities	6,445	5,570
Deferred revenue, net of current portion	8,859	8,878
Deferred lease incentive, net of current portion	—	249
Deferred rent, net of current portion	—	104
Total liabilities	15,304	14,801
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2017 and 2016, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 23,147,779 and 22,319,516 shares issued and 23,140,378 and 22,316,982 outstanding in 2017 and 2016 , respectively	23	22
Additional paid-in capital	273,059	257,461
Accumulated other comprehensive loss	(407)	(7)
Accumulated deficit	(76,243)	(171,882)
Total stockholders’ equity	196,432	85,594
Total liabilities and stockholders’ equity	$211,736	$100,395

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2017	2016	2015
	(Amounts in thousands, except per share data)
Revenue:
License and research and development revenue	$62	$174	$6,574
Other revenue (Note 14 and Note 13)	143,829	—	50,155
Milestone revenue	—	—	10,000
Total revenue	143,891	174	66,729
Operating expenses:
Research and development	30,223	36,983	28,885
General and administrative	21,019	14,358	13,056
Total operating expenses	51,242	51,341	41,941
Income (Loss) from operations	92,649	(51,167)	24,788
Investment income	1,336	447	124
Other income (Note 16)	3,601	—	—
Interest and other expense	(815)	—	(309)
Loss on extinguishment of debt (Note 15)	(1,432)	—	—
Income (Loss) before income taxes	95,339	(50,720)	24,603
(Benefit) Provision for income taxes	(300)	—	429
Net income (loss)	$95,639	$(50,720)	$24,174
Other comprehensive (loss) income:
Unrealized (loss) income on investments, net of tax	(400)	11	(4)
Comprehensive income (loss)	$95,239	$(50,709)	$24,170

Net income (loss) attributable to common stockholders:
Basic	$95,195	$(50,720)	$24,174
Diluted	$95,210	$(50,720)	$24,174

Net income (loss) per share attributable to common stockholders:
Basic	$4.20	$(2.28)	$1.14
Diluted	$4.06	$(2.28)	$1.09

Weighted-average number of common shares used in net income (loss) per share attributable to common stockholders:
Basic	22,641	22,233	21,152
Diluted	23,442	22,233	22,267

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2014	18,234	—	$18	$200,157	$(14)	$(145,336)	$54,825
Proceeds from public offering of common stock, net of underwriting discounts and offering expenses	3,300	—	3	46,682	—	—	46,685
Exercise of stock options	633	2	1	1,843	—	—	1,844
Unrealized loss on short-term investments	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	2,981	—	—	2,981
Income tax benefit from option exercises				130			130
Net income	—	—	—	—	—	24,174	24,174
Balance at December 31, 2015	22,167	2	$22	$251,793	$(18)	$(121,162)	$130,635
Exercise of stock options	153	1	—	601	—	—	601
Unrealized gain on short-term investments	—	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	5,067	—	—	5,067
Net loss	—	—	—	—	—	(50,720)	(50,720)
Balance at December 31, 2016	22,320	3	$22	$257,461	$(7)	$(171,882)	$85,594
Exercise of stock options	828	5	1	6,586	—	—	6,587
Unrealized loss on short-term investments, net of tax	—	—	—	—	(400)	—	(400)
Stock-based compensation expense	—	—	—	8,500	—	—	8,500
Stock warrants				512	—	—	512
Net income	—	—	—	—	—	95,639	95,639
Balance at December 31, 2017	23,148	8	$23	$273,059	$(407)	$(76,243)	$196,432
 See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities
Net income (loss)	$95,639	$(50,720)	$24,174
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,008	893	785
Stock-based compensation expense	8,500	5,067	2,981
Accretion of premiums and discounts on investments	90	504	715
Amortization of discount on loan payable	166	—	74
Amortization of deferred financing costs	—	—	29
Amortization of deferred lease incentive	(324)	(315)	(308)
Loss on disposal of asset	46	2	4
Loss on extinguishment of debt	1,432	—	—
Changes in operating assets and liabilities:
Accounts receivable	(107)	43	951
Interest receivable	(464)	17	81
Prepaid expenses and other current assets	(433)	314	(491)
Restricted cash	(1,157)	—	—
Other assets	33	11	23
Accounts payable	113	44	(90)
Accrued expenses and other liabilities	436	(957)	(223)
Income taxes receivable	(2,246)	—	—
Income taxes payable	46	(75)	75
Deferred rent	(102)	(51)	(68)
Deferred revenue	251	(120)	(5,651)
Net cash provided by (used in) operating activities	102,927	(45,343)	23,061
Investing activities
Purchases of property and equipment	(947)	(770)	(868)
Purchases of investments	(206,207)	(132,344)	(163,025)
Maturities of investments	85,847	125,901	178,462
Net cash (used in) provided by investing activities	(121,307)	(7,213)	14,569
Financing activities
Proceeds from loan, net	29,659	—	—
Repayment of loan	(30,745)	—	(7,175)
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	—	46,995
Proceeds from exercise of stock options	6,576	601	1,844
Income tax benefit from exercise of stock options	—	—	130
Payment of public offering costs	—	—	(310)
Net cash provided by financing activities	5,490	601	41,484
Net (decrease) increase in cash and cash equivalents	(12,890)	(51,955)	79,114
Cash and cash equivalents at beginning of period	40,555	92,510	13,396
Cash and cash equivalents at end of period	$27,665	$40,555	$92,510
Supplemental cash flow information:
Cash paid for income taxes	$1,900	$75	$225
Cash paid for interest	$648	$—	$287
Purchases of property and equipment unpaid at period end	$65	$20	$42
Issuance of stock warrants	$512	$—	$—
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Concert Pharmaceuticals, Inc., or Concert or the Company, was incorporated on April 12, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that applies its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach starts with previously studied compounds, including approved drugs, that the Company believes can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties, enhancing clinical safety, tolerability or efficacy. The Company believes this approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. The Company’s pipeline includes multiple clinical-stage candidates and a number of preclinical compounds that it is currently assessing.
In March 2015, the Company sold 3,300,000 shares of common stock in a public offering at a price to the public of $15.15 per share, resulting in net proceeds to the Company of approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses. In June 2015, the Company received a one-time payment of $50.2 million from Auspex Pharmaceuticals, Inc., or Auspex, pursuant to a patent assignment agreement between Concert and Auspex. Concert became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva Pharmaceutical Industries Ltd. in May 2015 (see Note 13).

On March 3, 2017, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Pharmaceuticals, Inc., through Vertex Pharmaceuticals (Europe) Limited ("Vertex"), pursuant to which the Company agreed to sell and assign CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company, for up to $250 million subject to the satisfaction of certain closing conditions. On July 25, 2017, the transaction contemplated by the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to be held in escrow. Additional information concerning the sale of CTP-656 is discussed further in Note 14.

On June 8, 2017, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Hercules Capital, Inc., ("Hercules"), pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of $30 million ("Term Loan Facility") subject to certain terms and conditions. On September 7, 2017, the Company paid off the outstanding obligation in full resulting in the termination of the Loan Agreement. Additional information concerning the prepayment of the Loan Agreement is discussed further in Note 15.
The Company had cash and cash equivalents and investments of $203.2 million at December 31, 2017. The Company believes that its cash and cash equivalents and investments at December 31, 2017 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months from the date of issuance of the financial statements. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $76.2 million through December 31, 2017. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition for multiple-element revenue arrangements; income tax expense; stock-based compensation expense; accrued expenses; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
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

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The Company classifies all marketable investments as current assets as these assets are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2017 and 2016, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of money market funds, investments (including interest receivable) and accounts receivable. The Company has not experienced any credit losses

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no foreign exchange contracts, option contracts or other foreign exchange hedging arrangements.

At December 31, 2017 and 2016, substantially all of the Company’s cash was deposited in accounts at two financial institutions, thus limiting the amount of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits.
Accounts receivable generally represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.
Property and Equipment
Property and equipment are recognized at cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. Potential impairment is assessed when there is evidence that events or circumstances indicate that the carrying amount of an asset may not be recovered. No such impairment losses have been recorded through December 31, 2017.
Rent Expense
The Company’s operating lease for its existing Lexington, Massachusetts facility provides for scheduled annual rent increases throughout the lease term. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full term of the lease, which expires in 2018. Additionally, the Company has received certain lease incentives in connection with its existing Lexington, Massachusetts facility lease, which are recognized as a reduction to rent expense over the remaining lease term. Refer to Note 11 for additional details regarding the Company’s operating leases.
Rent expense for the years ended December 31, 2017, 2016, and 2015 was $1.1 million, $1.2 million, and $1.2 million, respectively.
Contingencies
The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred. No liabilities for legal and other contingencies were accrued as of December 31, 2017 and 2016.
Revenue Recognition
The Company has generated revenue through arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates. Most recently, the Company completed an Asset Purchase Agreement with Vertex for the sale of CTP-656, now known as VX-561, and other cystic fibrosis assets.
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
Amounts received prior to satisfying the revenue recognition criteria are recognized as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date of December 31, 2017 are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date of December 31, 2017 are classified as deferred revenue, net of current portion. Amounts recorded as deferred revenue and the timing of recognition of those amounts may change upon the Company's adoption of ASC 606 in the first quarter of fiscal year 2018.
The Company’s revenue is currently generated through collaborative research and development, licensing agreements, and asset sales. The terms of these agreements typically contain multiple elements, or deliverables, which may include licenses, or

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options to obtain licenses, to product candidates, referred to as exclusive licenses, as well as research and development activities to be performed by the Company on behalf of the collaboration partner related to the licensed product candidates. The terms of these agreements may include payments to the Company of one or more of the following: a nonrefundable, upfront payment; milestone payments; payment of license exercise or option fees with respect to product candidates; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, the Company has received upfront payments, several milestone payments and certain research and development service payments but has not received any license exercise or option fees or earned royalty revenue as a result of product sales.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Stock-Based Compensation
The Company issues stock options to certain employees, officers and directors. The Company accounts for stock compensation using the fair value method, which results in the recognition of compensation expense over the vesting period of the awards. See Note 8 for additional information.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (iv) modifying the officer’s compensation limitation. The Company recognizes the effects of changes in tax law, including the TCJA, in the period the law is enacted. Accordingly, the effects of the TCJA have been recognized in the financial statements for the year ended December 31, 2017.

For additional details regarding our accounting for income taxes, see Note 10 in the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
The Company leases office space under non-cancelable operating leases which are further described in Note 11. The Company has standard indemnification arrangements under the leases that requires it to indemnify the landlords against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or non-performance of any covenant or condition of the Company’s leases.

Pursuant to the Asset Purchase Agreement, discussed further in Note 14, the Company has agreed to indemnify Vertex for certain matters, including breaches of specified representations and warranties, covenants included in the Asset Purchase Agreement and specified tax claims. Representations and warranties, other than certain fundamental representations and warranties, survive for a period of eighteen months following the Closing and the maximum liability of the Company for claims by Vertex related to the breaches of such representations and warranties, with limited exceptions, is limited to the escrow amount, or $16 million. In no event will the aggregate liability of the Company for indemnification exceed the purchase price paid by Vertex, including any milestone payments. Eighteen months after the Closing, any remaining balance in the escrow account not subject to indemnity claims by Vertex will be released to the Company.
As of December 31, 2017 and 2016, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Other Income
In the fiscal year ended December 31, 2017, the Company received $3.6 million due to a disgorgement of short-swing profits arising from sales of the Company's stock by a 10% stockholder pursuant to Section 16(b) of the Securities and Exchange Act

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 1934. The Company has classified the proceeds from the disgorgement as other income in the accompanying consolidated financial statements in fiscal year 2017.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains and losses on investments.
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification, or ASC, 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. The Company was required to apply the requirements of ASU 2014-15 in its annual financial statements for the year ended December 31, 2016 and its interim financial statements beginning in the first quarter of fiscal 2017. With respect to the annual financial statements as of December 31, 2017, the Company did not identify any conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued.

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

In August 2016, the FASB issued ASU No. 2016-15—Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company early adopted this update for the interim period ended September 30, 2017 as the treatment of debt extinguishment payments as a financing activity more clearly presents the cash outflow of the extinguishment transaction. No prior period amounts require retrospective adjustments as no debt extinguishments occurred in the prior year. The adoption of ASU 2016-15 resulted in classification of cash payments related to the debt prepayment as cash outflows for financing activities. Additional information concerning the prepayment of the Loan Agreement is discussed further in Note 15.
Pending Accounting Pronouncements

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

While the Company is currently evaluating the effect of adopting the requirements of ASU 2014-09, the Company expects, in certain circumstances, that the timing of recognition of contingent payments that may be received under these agreements may change. Contingent payments, including milestone payments and amounts held in escrow under the Asset Purchase Agreement, are treated as variable consideration in accordance with the overall model of ASU 2014-09. Variable consideration may be recognized earlier under ASU 2014-09 than under the current revenue recognition standards, based on an assessment at each reporting date of the probability of achievement of the underlying milestone event or resolution of the related contingency. This assessment may, in certain circumstances, result in the recognition of revenue related to a contingent payment before the underlying milestone event has been achieved or the underlying contingency has been fully resolved.

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

In connection with the adoption of ASU 2014-09, the Company is evaluating the need for additional internal controls, including controls to monitor the probability of achievement of contingent payments and the pattern of performance of certain performance obligations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact ASU 2016-02 will have on its financial statements.

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

3. Fair Value Measurements

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of December 31, 2017 and 2016 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total
December 31, 2017
Cash equivalents:
Money market funds	$8,108	$—	$—	$8,108
Investments, available for sale:
U.S. Treasury obligations	53,910	—	—	53,910
Government agency securities	88,651	32,939	—	121,590
Total	$150,669	$32,939	$—	$183,608

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
December 31, 2016
Cash equivalents:
Money market funds	$26,257	$—	$—	$26,257
U.S. Treasury obligations	—	1,001	—	1,001
Investments, available for sale:
U.S. Treasury obligations	10,034	5,503	—	15,537
Government agency securities	24,545	15,548	—	40,093
Total	$60,836	$22,052	$—	$82,888

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Cash, Cash Equivalents and Investments, Available for Sale
Cash, cash equivalents and investments, available for sale included the following at December 31, 2017 and December 31, 2016 (in thousands):

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2017
Cash		$19,557	$—	$—	$19,557
Money market funds		8,108	—	—	8,108
Cash and cash equivalents		$27,665	$—	$—	$27,665

U.S. Treasury obligations	184 days	$54,004	$—	$(94)	$53,910
Government agency securities	229 days	121,903	—	(313)	121,590
Investments, available for sale		$175,907	$—	$(407)	$175,500

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2016
Cash		$13,297	$—	$—	$13,297
Money market funds		26,257	—	—	26,257
U.S. Treasury obligations	31 days	1,001	—	—	1,001
Cash and cash equivalents		$40,555	$—	$—	$40,555

U.S. Treasury obligations	125 days	$15,534	$4	$(1)	$15,537
Government agency securities	140 days	40,103	1	(11)	40,093
Investments, available for sale		$55,637	$5	$(12)	$55,630

5. Restricted Cash
At December 31, 2017 and 2016, restricted cash was $1.6 million and $0.4 million, respectively. The restricted cash as of December 31, 2017 and 2016 is held as collateral for stand-by letters of credit issued by the Company to its landlords in connection with the leases of the Company's Lexington, Massachusetts facilities. For additional information regarding the Company's leases, please reference Note 11.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment
Property and equipment consists of the following at December 31, 2017 and 2016 (in thousands):

	Estimated useful life (in years)	December 31, 2017	December 31, 2016
Laboratory equipment	5	$2,674	$2,128
Computer, telephone and office equipment	3	147	207
Software	3	160	192
Leasehold improvements	Lesser of useful life or remaining lease term	6,551	6,548
		9,532	9,075
Less accumulated depreciation and amortization		(7,367)	(6,876)
		$2,165	$2,199
Depreciation and amortization expense was charged to operations in the amounts of $1.0 million, $0.9 million, and $0.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued professional fees and other	$628	$487
Employee compensation and benefits	2,797	2,010
Research and development expenses	521	930
Deferred lease incentive, current portion	249	324
Deferred rent, current portion	104	102
	$4,299	$3,853
8. Stock Compensation

Stock incentive plans

The Company previously sponsored an Amended and Restated 2006 Stock Option and Grant Plan, or the 2006 Plan, which provided for the issuance of shares of common stock in the form of incentive stock options, nonstatutory stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. The 2006 Plan was replaced by the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, which became effective in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. In addition, the 2014 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2014 Plan. Effective January 1, 2018, 925,615 shares were added to the 2014 Plan for future issuance pursuant to this evergreen provision.

The 2006 Plan has no shares remaining available for grant, although existing stock options granted under the 2006 Plan remain outstanding. As of December 31, 2017, 1,312,806 shares were available for future grant under the 2014 Plan.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain information related to the Company's outstanding stock options:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$7.67	$10.42	$10.27
Aggregate grant date fair value of options vested during the year	$6,212	$4,614	$3,470
Total cash received from exercises of stock options	$6,576	$601	$1,844
Total intrinsic value of stock options exercised	$8,692	$1,160	$9,126

The weighted average fair value of options granted in the years ended December 31, 2017, 2016 and 2015, reflect the following weighted-average assumptions:

	Year ended December 31,
	2017	2016	2015
Expected volatility	78.15%	78.29%	73.38%
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.07%	1.36%	1.69%
Expected dividend yield	—%	—%	—%
Expected volatility. For the year ended December 31, 2017, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a representative group of publicly traded companies from the biopharmaceutical industry with similar characteristics as the Company, including stage of product development and therapeutic focus. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
For year ended December 31, 2016 and 2015, the Company estimated expected volatility using only the historical volatility from a representative group of publicly traded companies from the biopharmaceutical industry with similar characteristics including stage of product development and therapeutic focus.
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
Risk-free interest rate. For the years ended December 31, 2017, 2016 and 2015, the risk-free interest rate was estimated using an average of treasury bill interest rates over a period commensurate with the expected term of the option at the time of grant.
Expected dividend yield. The expected dividend yield is zero as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
Forfeiture rate. The Company elected to estimate potential forfeiture of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up in the period of change and impact the amount of stock compensation expense to be recognized in future periods. For the years ended December 31, 2017, 2016 and 2015, the Company assumed forfeiture rates of approximately 7%, 6%, and 6%, respectively.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of option activity under the 2006 Plan and 2014 Plan:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2016	2,953,961	$10.49
Granted	1,065,500	$11.25
Exercised	(828,263)	$8.06
Forfeited or expired	(301,476)	$12.48
Outstanding at December 31, 2017	2,889,722	$11.25	7.06	42,241
Exercisable at December 31, 2017	1,607,015	$10.11	6.09	25,320
Vested and expected to vest at December 31, 2017 (1)	2,784,591	$11.21	7.01	40,826

(1)
This represents the number of vested stock option shares as of December 31, 2017, plus the number of unvested stock option shares that the Company estimated as of December 31, 2017 would vest, based on the unvested stock option shares at December 31, 2017 and an estimated forfeiture rate of 7%.

As of December 31, 2017 there was $9.9 million of total unrecognized compensation cost related to stock options that are expected to vest. Total unrecognized compensation cost will be adjusted for future changes in forfeitures. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

Restricted Stock units

On July 6, 2017, the Company granted 0.5 million RSUs to executives and employees. The awards granted to employees are service-based whereas the awards granted to executives are a blend of service-based and performance-based. Assuming all service and performance conditions are achieved, fifty percent of the RSUs will vest on March 31, 2018, and the remaining fifty percent of the RSUs will vest on March 31, 2019. Certain executive awards are subject to the achievement of defined performance criteria prior to March 31, 2018, including the closing of the transaction contemplated by the Asset Purchase Agreement with Vertex Pharmaceuticals, Inc. and the institution by the Patent Trial and Appeal Board ("PTAB") of the Post Grant Review ("PGR") petition filed by the Company against Incyte Corporation. The Company is using the accelerated attribution method to recognize expense over the required service period based on its estimate of the number of performance-based awards that will vest. Upon the closing of the transaction contemplated by the Asset Purchase Agreement with Vertex, the Company deemed the corresponding performance criteria achieved and recognized expense over the remaining vesting period. In January 2018, the PTAB decided not to institute a PGR petition proceeding against Incyte and, as a result, the corresponding performance criteria is considered unachieved as of December 31, 2017. No stock compensation expense was taken on these awards. If there is a change in the estimate of the number of performance-based awards that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.

RSUs are not included in issued and outstanding common stock until the shares are vested and released. As of December 31, 2017, no RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share. For the year ended December 31, 2017, the weighted-average grant date fair value of RSUs is $13.87.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of RSU activity, including both time-based and performance-based restricted stock units for the year ended December 31, 2017:

	Number of RSU Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2016	—	$—
Granted	520,500	$13.87
Released	—	$—
Forfeited	(3,200)	$13.87
Outstanding at December 31, 2017	517,300	$13.87

As of December 31, 2017, there was $3.8 million of unrecognized compensation cost related to restricted stock units that are expected to vest. This amount excludes compensation cost related to restricted stock units where the performance conditions are not considered probable of being satisfied. The costs from restricted stock units likely to vest are expected to be recognized over a weighted average remaining vesting period of 1.0 year.
Stock-based compensation expense
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Research and development	$3,708	$2,147	$1,251
General and administrative	4,792	2,920	1,730
Total stock-based compensation expense	$8,500	$5,067	$2,981

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Earnings (Loss) Per Share
The Company has outstanding warrants, including those issued in connection with the Loan and Security Agreement described in Note 15, that are deemed to be participating securities. Accordingly, the Company applied the two-class method to calculate basic and diluted net earnings per share of common stock for the year ended December 31, 2017. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The two-class method was not applied for the years ended December 31, 2016 and 2015 as the Company’s participating securities do not have any obligation to absorb net losses and the effect did not have a material impact on the earnings per share.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2017	2016	2015
Basic Earnings per Share	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$95,639	$(50,720)	$24,174
Income attributable to participating securities - basic	444	—	—
Income (loss) attributable to common stockholders - basic	95,195	(50,720)	24,174

Denominator:
Weighted average shares outstanding	22,641	22,233	21,152
Net income (loss) per share applicable to common stockholders - basic	$4.20	$(2.28)	$1.14

Diluted Earnings per Share
Numerator:
Net income (loss)	95,639	(50,720)	24,174
Income attributable to participating securities - diluted	429	—	—
Income (loss) attributable to common stockholders - diluted	95,210	(50,720)	24,174

Denominator:
Weighted average shares outstanding	22,641	22,233	21,152

Dilutive impact from:
Stock options	688	—	1,105
Warrants	—	—	10
Restricted stock units	113	—	—
Weighted average shares outstanding - diluted	23,442	22,233	22,267
Net income (loss) per share applicable to common stockholders - diluted	$4.06	$(2.28)	$1.09

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options	1,833	620	429
Restricted stock units	408	—	—
Warrants	—	71	61

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes
New Tax Legislation
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) modifying the officer’s compensation limitation, and (iv) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Specifically, the TCJA limits the amount the Company is able to deduct for net operating loss carryforwards generated in taxable years beginning after December 31, 2017 to 80% of taxable income however these net operating loss carryforwards can be carried forward indefinitely.
The Company recognizes the effects of changes in tax law, including the TCJA, in the period the law is enacted. Accordingly, the effects of the TCJA have been recognized in the financial statements for the year ended December 31, 2017. As a result of the change in law, the Company recorded a reduction to its deferred tax assets of $8.6 million and a corresponding reduction to its valuation allowance due to the reduction in the U.S. federal statutory rate from 35% to 21%.
In addition, the new legislation has also repealed the corporate Alternative Minimum Tax (“AMT”) for years after 2017. Corporations that were previously subject to the AMT and therefore have AMT tax credit carryforwards as of December 31, 2017, are eligible for a refund of these credits for tax years beginning after 2017 and before 2022. The Company is subject to AMT in the amount of $1.9 million in 2017. Since the AMT payable in 2017 will generate an AMT credit that will be refundable between 2018 and 2022, the Company has recorded a $1.9 million income tax receivable rather than a tax expense for 2017. Further, the Company also has a deferred tax asset for its AMT credit carryforward related to its AMT liability paid in 2015 in the amount of $0.3 million. This deferred tax asset was previously offset by a full valuation allowance. As a result of the change in law, the Company has reclassified the 2015 AMT credit carryforward from deferred tax assets to income tax receivable. The Company has recorded a current period tax benefit of $0.3 million related to the reversal of the valuation allowance on its 2015 AMT credit carryforward as this amount is now refundable.
At December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the TCJA; however in certain cases we have made a reasonable estimate of the effects of the TCJA. For the items for which we were able to determine a reasonable estimate, we recorded an $8.6 million reduction to deferred tax assets with an offset to valuation allowance and recognized a provisional benefit for income taxes of $0.3 million for the year ended December 31, 2017. The Company’s preliminary estimate of the effects TCJA, including the remeasurement of deferred tax assets and liabilities and the recognition of an income tax benefit related to AMT tax credit carryforwards, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of the Company’s tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.
Income Taxes
During the year ended December 31 2017, the Company recorded net income before taxes of $95.3 million. As a result of the enactment of the TCJA, which allows for AMT to be refundable, the Company recorded a tax receivable of $2.2 million as of December 31, 2017 and a $0.3 million income tax benefit during the year ended December 31, 2017. The tax benefit is the result of the removal of its valuation allowance on its AMT credit carryforward as previously described. Income taxes that would otherwise have been due on the 2017 taxable income were offset with the tax benefit of net operating loss carryforwards which had previously had a full valuation allowance, except for $1.9 million of AMT incurred due to the limitation on use of net operating loss carryforwards when determining AMT. However, the 2017 AMT is also refundable under the Tax Cuts and Jobs Act of 2017 and thus we have not recorded a tax provision for this amount. The total amount of refundable AMT credits of $2.2 million is reflected as income tax receivable in the accompanying consolidated balance sheet as of December 31, 2017. We provide a full valuation allowance for any tax benefit related to net operating losses due to the uncertainty of the ability to realize such benefits.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company recorded a net loss of $50.7 million and, since it maintained a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the year ended December 31, 2016. The Company recorded $0.4 million in income tax expense during the year ended December 31, 2015.  The tax expense is the result of alternative minimum tax (“AMT”)  which, in accordance with the U.S. federal tax code as of December 31, 2015, limited the use of net operating loss carryforwards to ninety percent of AMT income resulting in an effective tax rate of approximately two percent.
The Company’s ability to use its operating loss carryforwards and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Net operating loss and tax credit carryforwards are subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss and tax credit carryforwards. In such a situation, the Company may be required to pay income taxes, even though significant operating loss and tax credit carryforwards exist. Additionally, any future financing could result in a change in control, as defined by Sections 382 and 383, which could further limit the Company's use its operating loss and tax credit carryforwards. In determining the tax provisions for fiscal years 2017 and 2015, we assessed our ability to use our net operating loss carryforwards in accordance with Sections 382 and 383 of the Internal Revenue Code.
A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2017	2016	2015
Federal statutory income tax rate	(35.0)%	34.0%	(34.0)%
State income taxes	(5.1)%	4.5%	(5.3)%
Change in valuation allowance	46.2%	(40.3)%	32.6%
Research and development and other credits	2.5%	3.1%	7.8%
Permanent items	0.8%	(1.0)%	(0.3)%
Alternative minimum tax	—%	—%	(1.7)%
Other	—%	(0.3)%	(0.8)%
Federal rate change	(9.1)%	—%	—%
Effective income tax rate	0.3%	—%	(1.7)%
The significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2017	2016
Net operating loss carryforwards	$11,670	$53,809
Deferred revenue	2,733	3,948
Research and development and other credit carryforwards	13,399	10,791
Other	3,811	3,851
	31,613	72,399
Valuation allowance	(31,613)	(72,399)
Net deferred tax assets	$—	$—
Subject to the limitations described above and the impacts of the TCJA, at December 31, 2017, the Company had gross federal net operating loss carryforwards of $54.9 million and state net operating loss carryforwards of $2.2 million available to reduce future taxable income, which expire at various dates beginning in 2028. The Company also had federal and state tax credit carryforwards of $9.9 million and $4.3 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2037.
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017.  As a result of adoption, the deferred tax assets associated with net operating losses as of December 31, 2016 have increased by $3.2 million. These amounts were offset by a corresponding increase in the valuation allowance. The adoption of ASU 2016-09 has no impact on the Company’s operations, financial position or cash flows.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the carryforward period. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the deferred tax assets have been fully reserved at December 31, 2017 and 2016.
At December 31, 2017, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2017, the Company had no accrued interest related to uncertain tax positions.
The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2014 through 2016. Carryforward tax attributes generated in years prior to 2011 may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

11. Commitments

The Company currently leases approximately 50,000 square feet of office and laboratory space in Lexington, Massachusetts under a non-cancelable operating lease agreement, or the 2008 Lease Agreement, as amended.  The term of the 2008 Lease Agreement continues through September 30, 2018.
The Company is amortizing all leasehold improvement assets and deferred incentives associated with the 2008 Lease Agreement over the remaining lease term, as amended, and is recognizing rental expense on a straight-line basis over the respective lease term including any free rent periods.

In December 2017, the Company entered into an non-cancelable operating lease agreement (the "2017 Lease Agreement" or the "Lease") to lease 55,522 square feet of office and laboratory space in a new location in Lexington, Massachusetts (the "Premises"). The Company expects to occupy the Premises in July 2018. The Lease term will extend ten years following the “Base Rent Commencement Date” (as defined in the Lease), currently expected to be January 1, 2019. The Company is entitled to two five-year options to extend the Lease. The Lease will be accounted for as an operating lease.

The Lease provides for annual base rent of approximately $2.8 million in the first year following the Base Rent Commencement Date of January 1, 2019, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $0.5 million at the beginning of the second year of the Lease term if the Company is not in default under the Lease). The Company will also be obligated to pay the Landlord for certain costs, taxes and operating expenses related to the Premises, subject to certain exclusions. The Company is recognizing rental expense on a straight-line basis, beginning on the lease commencement date of January 1, 2018, over the term of the lease with corresponding rent differential accounted for as deferred rent.

The Company will be entitled to an improvement allowance of approximately $5.0 million for certain permitted costs related to the design and construction of Company improvements to the Premises. The Company is accounting for the tenant improvements as a lease incentive obligation to be amortized against operating lease expense on a straight-line basis over the term of the Lease. The leasehold improvements will be recognized as assets and amortized on a straight-line basis over the term of the Lease.

The Company is obligated to provide a security deposit in the amount of approximately $1.2 million, which may be used by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the Lease.

The Lease contains customary provisions allowing the Landlord to terminate the Lease if the Company fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of the Company.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payments under the 2008 Lease Agreement, as amended, and the 2017 Lease Agreement is as follows (in thousands):

Base rent obligations
At December 31, 2017
2018	$1,208
2019	2,776
2020	2,383
2021	2,945
2022	3,034
Greater than 5 years	20,210
Total minimum lease payments	$32,556

12. Collaboration Agreements
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the years ended December 31, 2017, 2016 and 2015, the Company recognized revenue of $2 thousand, $19 thousand, and $5.1 million for the R&D Services Deliverable and $18 thousand, $43 thousand, and $0.5 million for the Supply Deliverable, respectively. Additionally, the Company recognized revenue of $16 thousand, and $32 thousand related to the JSC deliverable during the years ended December 31, 2016 and 2015, respectively. The JSC Deliverable expected period of performance extended until December 31, 2016 therefore no revenue was recognized during 2017. The revenue recognized was classified as license and research and development revenue in the accompanying consolidated statement of operations and comprehensive income (loss).
As of December 31, 2017, there was $7.2 million of deferred revenue related to the Company’s collaboration with Celgene.
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
For the years ended December 31, 2017, 2016 and 2015, the Company recognized revenue of $16 thousand, $55 thousand, and $0.8 million, respectively, related to the performance of development support services. Additionally, for the years ended

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015, the Company recognized revenue of $26 thousand, $41 thousand, $57 thousand, respectively, related to the JSC and Patent Support deliverables.
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

Additionally, the Company recognized revenue of $0.1 million for intellectual property cost reimbursements during the year ended December 31, 2015.
GSK
In May 2009, the Company entered into a research and development collaboration and license agreement with Glaxo Group Limited, or GSK, to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499. The agreement with GSK, as subsequently amended, expired in May 2012 after GSK opted out of further development under the agreement and made a $2.8 million payment to the Company. The Company has an obligation to make a payment to GSK of up to $2.8 million if the Company commercializes CTP-499 or if the Company receives cash proceeds from re-licensing or transferring the rights to the CTP-499 program. The $2.8 million payment was classified as deferred revenue and will not be recognized as revenue until all repayment obligations lapse.

13. Patent Assignment
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14. Asset Purchase Agreement

On March 3, 2017, the Company and Vertex entered into an Asset Purchase Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company sold and assigned to Vertex, CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company. On July 25, 2017, the transaction contemplated by the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to be held in escrow. There are no refund provisions with the exception of the amount held in escrow for potential indemnification for a period of eighteen months.

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

The Asset Purchase Agreement with Vertex contains the following deliverables: (i) all rights to develop, manufacture, and commercialize deuterated analogs of Kalydeco related to the CTP-656 program, including all intellectual property, permits and registrations, and records, documentation, and regulatory filings, in addition to an obligation to perform research and testing consulting services to facilitate the transfer of materials, documents, and knowledge up to the close of the Asset Purchase Agreement, referred to as the Transfer of IP Deliverable, and (ii) an obligation to perform certain limited transition services including manufacturing, clinical, regulatory, quality assurance, and intellectual property consulting subsequent to the close of the transaction contemplated by the Asset Purchase Agreement to expedite the advancement of CTP-656 without impacting Vertex’s development timeline, referred to as the Transition Services Deliverable.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The arrangement consideration allocated to the Transfer of IP Deliverable was recognized upon the close of the transaction contemplated by the Asset Purchase Agreement as all items under that deliverable were delivered on the closing date, whereas amounts allocated to the Transition Services Deliverable are recognized under the proportional performance method over the expected period of performance.

The Company has evaluated each of the milestones that may be received in connection with the Asset Purchase Agreement. Each of the milestones are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. As of December 31, 2017, the Company recognized $143.8 million in revenue with $0.3 million remaining in deferred revenue subject to the completion of transition services provided to Vertex pursuant to the Asset Purchase Agreement.

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

The advance under the Loan and Security Agreement bore interest at a variable rate of the greater of 8.55% and an amount equal to 8.55% plus the prime rate of interest minus 4.50%. Through September 7, 2017, the Term Loan Facility had an interest rate of 8.55%. Pursuant to the Loan Agreement, the Company had the option to prepay the principal of the Loan Agreement at any time subject to a prepayment charge; however the prepayment charge was waived upon the completion of the sale of CTP-656 to Vertex, discussed further in Note 14, and the prepayment of the Term Loan Facility after the 90th day following the closing date of the Loan Agreement but prior to the six month anniversary of the closing date of the Loan Agreement.

On September 7, 2017, the Company paid a total of $30.8 million to Hercules, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under the Loan Agreement. The payoff amount included a final end of term charge to Hercules in the amount of $0.7 million, reduced from the $1.5 million end of term charge required had the debt been held to maturity. Upon the payment of the $30.8 million pursuant to a payoff letter between the Company and Hercules, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated. As a result of the debt extinguishment, the Company recognized a loss of $1.4 million during the year ended December 31, 2017.

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

16. Disgorgement of Profits

On December 28, 2017, the Company received $3.6 million due to a disgorgement of short-swing profits arising from the sales of the Company's stock by a greater than 10% stockholder pursuant to Section 16(b) of the Securities and Exchange Act of 1934. The funds disgorged to the Company were based on a formulaic computation as proscribed by the 1934 Act as a result of security activities that generally fall under the Section 16(b) rules.

The sales of the Company's stock was conducted without the knowledge of the Company, and the disgorgement profits were unrelated to the Company's primary business operations. Furthermore, under Section 16(b) of the Securities and Exchange Act of 1934, the Company was legally entitled to receive the disgorged profits without any corresponding obligations owed by the Company and no shares or other benefits were given to BVF by the Company in exchange for the disgorgement proceeds. As a result, the disgorgement receipt was recognized in other income for the fiscal year ended December 31, 2017.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. 401(k) Retirement Plan
In January 2008, the Company established the Concert Pharmaceuticals 401(k) Retirement Plan (the 401(k) Plan) in which substantially all of its permanent employees are eligible to contribute a percentage of base wages up to an amount not to exceed an annual statutory maximum. The Company matches 50% of the first 6% of an employee’s contributions subject to statutory limits.
The Company made matching contributions under the 401(k) Plan of $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

18. Quarterly Financial Information (unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data) (unaudited)
Revenue	$20	$15	$143,844	$12
Operating expenses	13,490	12,992	12,011	12,749
Income (Loss) from operations	(13,470)	(12,977)	131,833	(12,737)
Other income (expense), net	137	(50)	(1,591)	4,194
(Provision) Benefit for income taxes	—	—	(2,177)	2,477
Net income (loss)	$(13,333)	$(13,027)	$128,065	$(6,066)
Net income (loss) per share—basic	$(0.60)	$(0.58)	$5.61	$(0.26)
Net income (loss) per share - diluted	$(0.60)	$(0.58)	$5.44	$(0.26)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data) (unaudited)
Revenue	$56	$71	$26	$21
Operating expenses	14,030	13,644	11,494	12,173
Loss from operations	(13,974)	(13,573)	(11,468)	(12,152)
Other income, net	94	132	112	109
Net loss	$(13,880)	$(13,441)	$(11,356)	$(12,043)
Net loss per share - basic and diluted	$(0.63)	$(0.60)	$(0.51)	$(0.54)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age and positions of each of our executive officers and directors as of February 26, 2018.

Name	Age	Position(s)
Executive Officers
Roger D. Tung, Ph. D.	58	President and Chief Executive Officer, Director
James V. Cassella, Ph.D.	63	Chief Development Officer
Nancy Stuart	59	Chief Operating Officer
Marc Becker	46	Chief Financial Officer
Lynette Herscha, J.D.	46	General Counsel

Non-Employee Directors
Richard H. Aldrich	63	Director, Chairman of the Board of Directors
Thomas G. Auchincloss, Jr.	56	Director
Ronald W. Barrett, Ph.D.	62	Director
Meghan FitzGerald, Ph.D.	47	Director
Christine van Heek	61	Director
Peter Barton Hutt, LL.M	83	Director
Wilfred E. Jaeger, M.D.	62	Director
Wendell Wierenga, Ph.D.	70	Director

Executive Officers

Roger D. Tung, Ph.D. is our co-founder and has served as our President and Chief Executive Officer and as a member of our Board of Directors since April 2006. Before Concert, Dr. Tung was a founding scientist at Vertex Pharmaceuticals Incorporated, a pharmaceutical company, where he was employed from 1989 to 2005, most recently as its Vice President of Drug Discovery. Prior to Vertex, he held various positions at Merck, Sharp & Dohme Research Laboratories, a global healthcare provider, and The Squibb Institute for Medicinal Chemistry. Dr. Tung received a B.A. in Chemistry from Reed College and a Ph.D. in Medicinal Chemistry at the University of Wisconsin-Madison. We believe that Dr. Tung’s detailed knowledge of our Company and his 33 year career in the global pharmaceutical and biotechnology industries, including his roles at Vertex, provide a critical contribution to our Board of Directors.

James V. Cassella has served as our Chief Development Officer since February 2015. Prior to joining Concert, Dr. Cassella served as Executive Vice President, Research and Development and Chief Scientific Officer of Alexza Pharmaceuticals, Inc. from July 2012 to January 2015 and served as its Senior Vice President, Research and Development from June 2004 to July 2012. From April 1989 to April 2004, Dr. Cassella held various management positions at Neurogen Corporation, a publicly traded biotechnology company. Prior to Neurogen, Dr. Cassella was Assistant Professor of Neuroscience at Oberlin College. Dr. Cassella received a Ph.D. in physiological psychology from Dartmouth College, completed a postdoctoral fellowship in the Department of Psychiatry at the Yale University School of Medicine and received a B.A. in psychology from the University of New Haven.

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

Marc Becker has served as our Chief Financial Officer and principal financial officer since January 2018. Prior to joining Concert, Mr. Becker served as the Chief Financial Officer of CRISPR Therapeutics, a publicly traded biotechnology company, from February 2016 to September 2017. From January 2012 to February 2016, Mr. Becker was the Chief Financial Officer of rEVO Biologics, a biotechnology company. Prior to rEVO Biologics, Mr. Becker held increasing roles of responsibility at Genzyme from August 2001 to October 2011, culminating in Vice President, Finance. Mr. Becker received an M.B.A. from Babson College and a B.S. in Business Administration from the University of Massachusetts and was licensed as a certified public accountant.

Lynette Herscha has served as our General Counsel and Corporate Secretary since June 1, 2017. Previously, Ms. Herscha served as our Vice President and Associate General Counsel and Assistant Secretary since July 2014. Prior to joining Concert, Ms. Herscha held senior legal positions at Momenta Pharmaceuticals, Inc., a biotechnology company and Phase Forward Incorporated, a technology company. Prior to that, Ms. Herscha worked in the law offices of Fulbright & Jaworksi. Ms. Herscha earned her Juris Doctor and B.A. in English from Boston University.

Non-Employee Directors
Richard H. Aldrich is our co-founder and has served as a member of our Board of Directors and as Chairman of our Board of Directors since May 2006. Mr. Aldrich is a co-founder and has been a Partner of Longwood Fund, a venture capital firm, since December 2010. Mr. Aldrich has been an employee of Longwood Management LLC since August 2015. Mr. Aldrich founded RA Capital Management LLC, a hedge fund, in 2001 and served as a Managing Member from 2001 to 2008 and as a Co-Founding Member from 2008 until 2011. Mr. Aldrich has co-founded and helped to build several biotechnology companies including Sirtris Pharmaceuticals, Inc., (acquired by GlaxoSmithKline in 2008), Alnara Pharmaceuticals, Inc. (acquired by Eli Lilly in 2010), Verastem, Inc., OvaScience, Inc. and FlexPharma. Mr. Aldrich was also a founding employee of Vertex Pharmaceuticals Incorporated, where he held the position of Senior Vice President and Chief Business Officer and managed all commercial and operating functions from 1989 to 2001. Prior to joining Vertex, Mr. Aldrich held several management positions at Biogen Inc. Mr. Aldrich serves on the board of directors of OvaScience, Inc., a public life sciences company where he serves as the Lead Director. Mr. Aldrich also serves on the board of a number of private biotechnology companies. During the last five years, Mr. Aldrich also served as a member of the board of directors of PTC Therapeutics, Inc., a public biopharmaceutical company and Verastem, Inc., a public biopharmaceutical company. Mr. Aldrich received his B.S. in Management from Boston College, and an M.B.A. from the Amos Tuck School at Dartmouth College. We believe Mr. Aldrich’s broad-based experience in business, including his leadership and board experience at life science companies, and his familiarity with our business as a co-founder of our company allow him to be a key contributor to our Board of Directors.
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
Ronald W. Barrett, Ph.D. has served as a member of our Board of Directors since December 2007. Dr. Barrett was a founder of XenoPort, Inc., a public biopharmaceutical company, and served as its Chief Executive Officer from 2001 to 2015, its Chief Scientific Officer from 1999 to 2001 and as a member of its board of directors from 1999 to 2015. Prior to XenoPort, Dr. Barrett held various positions at Affymax Research Institute, a drug discovery company now owned by GlaxoSmithKline plc, and Abbott Laboratories, a healthcare company. During the last five years, Dr. Barrett also served as a member of the board of directors of XenoPort. Dr. Barrett received a B.S. from Bucknell University and a Ph.D. in pharmacology from Rutgers

University. We believe that Dr. Barrett’s industry and board experience, including his experience as the chief executive officer of a publicly traded biopharmaceutical company, makes him a key contributor to our Board of Directors.

Meghan FitzGerald, DrPH. has served as a member of our Board of Directors since March 2016. Since December 2016, Ms. FitzGerald has served as a Managing Partner at L1 Health LLC. From May 2015 to October 2016, Ms. FitzGerald served as Executive Vice President of Strategy and Policy at Cardinal Health. From October 2010 until May 2015, she served as President, Cardinal Health Specialty Solutions. Since July 2017, Ms. FitzGerald has served on the board of directors of Arix Bioscience plc, a publicly traded biotechnology company. Ms. FitzGerald also serves on the board of a number of private biotechnology companies. Ms. FitzGerald obtained a Doctor of Public Health degree at New York Medical College, focusing on health policy. She also earned a master’s degree in public health from Columbia University and a B.S. in nursing from Fairfield University.  Ms. FitzGerald’s broad-based experience in business, including her leadership and board experience in the healthcare industry, allow her to be a key contributor to our Board of Directors.
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
Peter Barton Hutt has served as a member of our Board of Directors since December 2006. Mr. Hutt has practiced law at Covington & Burling LLP, specializing in food and drug law, since 1960 (except for the period from 1971 to 1975) and currently serves as senior counsel. From 1971 to 1975, he was Chief Counsel for the Food and Drug Administration. Mr. Hutt is a member of the board of directors of Flex Pharma, Inc., and Q Therapeutics, Inc., each of which is a public biotechnology company, as well as numerous private companies. During the last five years, Mr. Hutt also served as a member of the board of directors of BIND Therapeutics, Inc., Seres Health, Inc., Xoma Ltd., Celera Corporation, a public biotechnology company that was acquired by Quest Diagnostics, Inc. in 2011, DBV Technologies SA, a public biotechnology company, and Momenta Pharmaceuticals, Inc., a public biotechnology company. Mr. Hutt received a B.A. from Yale University, an LL.B. from Harvard Law School and an LL.M. from New York University School of Law. We believe Mr. Hutt’s extensive knowledge of regulatory and legal issues related to drug development and his service on numerous boards of directors allow him to be a key contributor to our Board of Directors.
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

Wendell Wierenga, Ph.D. has served as a member of our Board of Directors since March 2014. From June 2011 to February 2014, Dr. Wierenga served as Executive Vice President, Research and Development of Santarus, Inc., a public biopharmaceutical company that was acquired by Salix Pharmaceuticals, Ltd. in January 2014. From 2007 to May 2011, Dr. Wierenga served as Executive Vice President, Research and Development of Ambit Biosciences Corporation, a biopharmaceutical company engaged in the discovery and development of small-molecule kinase inhibitors. Dr. Wierenga received a B.S. from Hope College and a Ph.D. in chemistry from Stanford University. Dr. Wierenga is a member of the boards of directors of Apricus Biosciences, Inc., and Cytokinetics, Incorporated, which are publicly traded biopharmaceutical companies. During the last five years, Dr. Wierenga also served as a member of the boards of directors of Anacor Pharmaceuticals, Inc., acquired by Pfizer in 2016, Xenoport, Inc., acquired by Arbor Pharmaceuticals in 2016, Ocera Therapeutics, Inc., acquired by Mallinckrodt in 2017, and Onyx Pharmaceuticals, Inc., a public biopharmaceutical company that was acquired by Amgen in 2013. We believe that Dr. Wierenga’s extensive experience in biopharmaceutical research and development and his service on the boards of directors of several public biopharmaceutical companies allow him to be a key contributor to our Board of Directors.

Audit Committee
The members of our audit committee are Mr. Auchincloss, Dr. Jaeger and Ms. van Heek. Mr. Auchincloss is the chair of the audit committee. Our Board of Directors has determined that each of Mr. Auchincloss and Dr. Jaeger qualifies as an audit committee financial expert within the meaning of SEC regulations and the NASDAQ Listing Rules. In making this determination, our board has considered the formal education and nature and scope of each such director’s previous experience, coupled with past and present service on various audit committees. Our audit committee assists our Board of Directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. The audit committee met nine times during fiscal year 2017, including telephonic meetings. The audit committee’s responsibilities include:

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
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of Concert common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in this proxy statement those persons who did not file these reports when due. Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in Concert’s securities required to be filed for 2017 by Section 16(a) under the Exchange Act.

Item 11. Executive Compensation
2017 Summary Compensation Table
The following table sets forth information regarding total compensation awarded to, earned by and paid to each individual who served as our chief executive officer during the year ended December 31, 2017 and our two most highly-compensated executive officers (other than our chief executive officer) who were serving as executive officers as of December 31, 2017 for services rendered in all capacities to the Company for the years indicated below. We refer to these individuals as our “named executive officers”.

Name	Year	Salary ($)	Bonus ($)	Option awards ($) (1)	Stock awards ($)	Non-equity incentive plan compensation ($) (4)	All other compensation ($) (5)	Total ($)
Roger D. Tung, Ph.D.	2017	517,402	—	1,496,440	1,109,600 (2)	297,506	9,906	3,430,854
President and Chief Executive Officer	2016	499,905	—	1,937,609	—	199,962	9,756	2,647,232
James V. Cassella, Ph.D.	2017	406,445	—	523,754	832,200 (3)	186,965	10,872	1,960,236
Senior Vice President and Chief Development Officer	2016	392,700	—	569,885	—	125,664	10,722	1,098,971
Nancy Stuart	2017	398,247	—	523,754	832,200 (3)	183,194	9,906	1,947,301
Chief Operating Officer	2016	384,780	—	911,816	—	123,130	9,756	1,429,482

(1)
The amounts included in the “Option awards” column reflect the aggregate grant date fair value of option awards granted in the years indicated, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officer upon exercise of the options. Assumptions used in the calculation of these amounts are included in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
The amount reported reflects the aggregate grant date fair value of performance stock units issued to Dr. Tung during fiscal year 2017, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)
The amounts reported reflect the aggregate grant date fair value of restricted stock units and performance stock units issued to Dr. Cassella and Ms. Stuart during fiscal year 2017, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)
Consists of cash bonuses earned under our 2017 and 2016 executive bonus programs with respect to the years indicated. See the “Narrative to Summary Compensation Table” below for a description of the 2017 executive bonus program.

(5)	Amounts disclosed under the column “All Other Compensation” for 2017 represent Company matching contributions to 401(k) accounts and life insurance premiums.
Narrative to Summary Compensation Table
We review compensation annually for all employees, including our executives. In setting executive base salaries and target incentive bonus levels, determining actual incentive bonus amounts and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-

term results that are in the best interests of our stockholders, and a long-term commitment to our Company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.
Our compensation committee has primary responsibility for determining the compensation of our executive officers. Our compensation committee typically reviews and discusses proposed compensation with the chief executive officer for all executives other than for the chief executive officer. The compensation committee, without the applicable members of management present, discusses recommendations for management and ultimately approves the compensation of our executive officers. During 2017, our compensation committee engaged Radford, an AON Hewitt company, as its independent compensation consultant, to review our executive compensation peer group and program design and to assist with assessing our executives’ compensation relative to those at comparable companies. Our compensation committee considered the relationship that Radford has with us, the members of our Board of Directors and our executive officers. Based on the committee’s evaluation, the compensation committee has determined that Radford is independent and that their work has not raised any conflicts of interests.

Radford assisted the committee in conducting a competitive compensation assessment for our executive officers for the fiscal year ended December 31, 2017. In evaluating the total compensation of our executive officers, the compensation committee, with the assistance of Radford, reviewed compensation information from our peer group companies. Radford then supplemented the peer group proxy information with published survey data, which provided a broader market representation of companies and deeper position reporting.

Using information provided by Radford, the compensation committee establishes a peer group of publicly traded companies in the biopharmaceutical and biotechnology industries that is selected based on a balance of the following criteria:

•	companies whose number of employees, stage of development and market capitalization are similar, though not necessarily identical, to ours;

•	companies with similar executive positions to ours;

•	companies against which we believe we compete for executive talent; and

•	public companies based in the United States whose compensation and financial data are available in proxy statements or through widely available compensation surveys.

Based on these criteria, our peer group for 2017 was comprised of the following 21 publicly traded companies:

Achillion Pharmaceuticals, Inc.	Genocea Biosciences, Inc.	Paratek Pharmaceuticals, Inc.

Agenus, Inc.	Geron Corporation	Sangamo Biosciences, Inc.

Akebia Therapeutics, Inc.	GlycoMimetics, Inc.	Selecta Biosciences, Inc.

Ardelyx, Inc.	Ignyta, Inc.	Trevena, Inc.

Cytokinetics, Inc.	Inovio Pharmaceuticals, Inc.	Xencor, Inc.

Edge Therapeutics, Inc.	Karyopharm Therapeutics, Inc.	Ziopharm Oncology, Inc.

Epyzime, Inc.	Mirati Therapeutics, Inc.	Zogenix, Inc.

Base salary. In 2017, the base salaries for Dr. Tung, Dr. Cassella, and Ms. Stuart were $517,402, $406,445 and $398,247, respectively. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.
Annual bonus. Pursuant to our executive bonus program for 2017, our Board of Directors established and approved annual bonus targets based on achievement of specified corporate goals. The target bonus amounts for the named executive officers were 50% of base salary for Dr. Tung and 40% of base salary for each of Dr. Cassella and Ms. Stuart. Our corporate goals are typically focused on the achievement of specific research, clinical, regulatory, financial and strategic goals.  We consider these to be difficult to attain, conducive to the creation of stockholder value and designed to contribute to our current and future financial success.  The corporate goals for 2017 were to identify new candidate compounds, partner our CTP-656 program, advance our CTP-543 program, and raise capital.
In January 2018, the compensation committee conducted a review to determine and approve the attainment of such goals and to assess the individual performance of each of our named executive officers. Based upon such review and assessment, the compensation committee approved cash incentive bonuses of $297,506 to Dr. Tung, $186,965 to Dr. Cassella and $183,194 to Ms. Stuart for 2017.
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
In January 2017, we granted each of Dr. Tung, Dr. Cassella, and Ms. Stuart an option to purchase 200,000, 70,000 and 70,000 shares of our common stock, respectively. In July 2017, we awarded each of Dr. Tung, Dr. Cassella, and Ms. Stuart restricted stock units that vest subject to the achievement of certain performance conditions in the amount of 80,000, 30,000, and 30,000 stock units, respectively. In addition, Dr. Cassella and Ms. Stuart were each granted 30,000 restricted stock units that are subject to time-based vesting. The vesting conditions applicable to such restricted stock units are described in the footnotes to the "Outstanding Equity Awards at 2017 Fiscal Year End Table" below.

Outstanding Equity Awards at 2017 Fiscal Year End Table
The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2017.

	Options Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of units of stock that have not vested (#)		Market value of units of stock that have not vested ($) (9)	Equity incentive plan awards: Number of unearned units that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Roger D. Tung, Ph.D.	27,757	—	(1)	4.58	12/19/2018
	38,052	—	(2)	4.41	12/10/2019
	29,202	—	(3)	3.79	12/14/2020
	39,822	—	(4)	3.50	12/15/2021
	177,888	25,412	(5)	8.40	6/10/2024
	74,375	95,625	(6)	16.85	1/7/2026
	37,500	162,500	(7)	10.97	1/4/2027
						40,000	(10)	1,034,800	40,000	(11)	1,034,800
James V. Cassella, Ph.D.	96,250	43,750	(8)	14.46	3/5/2025
	21,875	28,125	(6)	16.85	1/7/2026
	13,125	56,875	(7)	10.97	1/4/2027
						45,000	(12)	1,164,150	15,000	(13)	388,050
Nancy Stuart	48,882	—	(1)	4.58	12/19/2018
	34,512	—	(2)	4.41	12/10/2019
	21,238	—	(3)	3.79	12/14/2020
	22,122	—	(4)	3.50	12/15/2021
	87,500	12,500	(5)	8.40	06/10/2024
	35,000	45,000	(6)	16.85	01/07/2026
	13,125	56,875	(7)	10.97	01/04/2027
						45,000	(12)	1,164,150	15,000	(13)	388,050

(1)
This stock option was granted under our 2006 Stock Option and Grant Plan and was subject to vesting in equal quarterly installments over four years from the vesting start date and fully vested in accordance with its terms on December 19, 2012.

(2)
This stock option was granted under our 2006 Stock Option and Grant Plan and was subject to vesting in equal quarterly installments over four years from the vesting start date and fully vested in accordance with its terms on December 10, 2013.

(3)
This stock option was granted under our 2006 Stock Option and Grant Plan and was subject to vesting in equal quarterly installments over four years from the vesting start date and fully vested in accordance with its terms on December 14, 2014.

(4)
This stock option was granted under our 2006 Stock Option and Grant Plan and was subject to vesting in equal quarterly installments over four years from the vesting start date and fully vested in accordance with its terms on December 15, 2015.

(5)
This option was granted under our 2014 Stock Incentive Plan and vested as to 25% of the shares underlying such option on June 10, 2015 and vests as to an additional 6.25% of the shares at the end of each successive quarter thereafter, through and including June 10, 2018.

(6)	This option was granted under our 2014 Stock Incentive Plan and vests as to 6.25% of the shares underlying such option at the end of each quarter, through and including January 7, 2020.
(7)	This option was granted under our 2014 Stock Incentive Plan and vests as to 6.25% of the shares underlying such option at the end of each quarter, through and including January 4, 2021.
(8)
This option was granted under our 2014 Stock Incentive Plan and vested as to 25% of the shares underlying such option on March 5, 2016 and vests as to an additional 6.25% of the shares at the end of each successive quarter thereafter, through and including March 5, 2019.

(9)	Based on the closing price of $25.87, which was the closing market price on NASDAQ of our common stock on December 29, 2017, the last trading day of 2017.
(10)
These performance stock units were granted on July 6, 2017, with 50% of the award vesting on March 31, 2018 and the remaining 50% eligible to vest on March 31, 2019, subject to the achievement of the closing of the Asset Purchase Agreement with Vertex Pharmaceuticals prior to March 31, 2018 (considered achieved and further discussed in detail at Note 14 of the consolidated financial statements elsewhere in this Annual Report on Form 10-K), provided that Dr. Tung remains employed by the Company through the applicable vesting date.

(11)
These performance stock units were granted on July 6, 2017, with 50% of the award eligible to vest on March 31, 2018 and the remaining 50% eligible to vest on March 31, 2019, in each case subject to the institution by the Patent Trial and Appeal Board of a Post Grant Review petition filed by the Company against Incyte Corporation prior to March 31, 2018, provided that Dr. Tung remains employed by the Company through the applicable vesting date.

(12)
Consists of restricted stock units granted on July 6, 2017, which vest in full on March 31, 2019 assuming the executive officer remains employed with the Company through such date, and performance stock units granted on July 6, 2017, which vest in full on March 31, 2018, subject to the achievement of the closing of the Asset Purchase Agreement with Vertex Pharmaceuticals prior to March 31, 2018 (considered achieved and further discussed in detail at Note 14 of the consolidated financial statements elsewhere in this Annual Report on Form 10-K), provided that the executive officer remains employed by the Company through the vesting date.

(13)
Consists of performance stock units granted on July 6, 2017, which vest in full on March 31, 2018 subject to the achievement of the institution by the Patent Trial and Appeal Board of a Post Grant Review petition filed by the Company against Incyte Corporation prior to March 31, 2018, provided that the executive officer remains employed by the Company through the vesting date.

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
Payments and benefits provided upon a qualifying termination not in connection with a change of control
Under the terms of the employment agreements we have entered into with each of the named executive officers, if an executive’s employment is terminated by us other than for "cause" and other than as a result of death or disability or by such executive officer for "good reason", each as defined in such employment agreement, in each case not within the "change of control period", as defined below, and subject to the executive’s execution of an effective general release of potential claims against us, each named executive officer will be entitled to (1) an amount equal to his or her then-current monthly base salary for a period of 12 months, or 15 months in the case of Dr. Tung, and (2) continued Company paid medical and dental benefits to the extent that the named executive officer was receiving them at the time of termination until the earlier of 12 months following termination, or 15 months following termination in the case of Dr. Tung, and the date the named executive officer’s COBRA continuation coverage expires, subject to certain legal restrictions.
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

•
An amount equal to 12 months (or 18 months in the case of Dr. Tung) of the named executive officer’s base salary, which will be paid as a lump sum if the change of control constitutes a change in control under Section 409A of the Internal Revenue Code.

•	An amount equal his or her current target bonus (or 1.5 times his target bonus in the case of Dr. Tung).

•
Continued Company paid medical and dental benefits to the executive to the extent that he or she was receiving them at the time of termination until the earlier of 12 months (or 18 months in the case of Dr. Tung) following termination and the date the named executive officer’s COBRA continuation coverage expires, subject to certain legal restrictions.

In addition, if a change of control occurs and within one year following such change of control we or our successor terminate the executive’s employment other than for cause or the executive’s employment ends due to the executive's death or disability, or the executive terminates his or her employment for good reason then all stock options held by the executive will immediately vest in full.

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

The following table summarizes the severance payments and benefits our named executive officers would be entitled to receive, assuming a qualifying termination occurred on December 31, 2017.

Name	Cash Severance ($) (1)	Bonus ($) (2)	COBRA Continuation ($) (3)	Value of Accelerated Vesting of Stock Options ($) (4)	Total ($)
Roger D. Tung, Ph.D.
Qualifying termination not in connection with a change of control	646,753	—	36,223	—	682,976
Qualifying termination in connection with a change of control	776,103	388,052	43,468	3,727,735	4,935,358
James V. Cassella, Ph.D.
Qualifying termination not in connection with a change of control	406,445	—	29,202	—	435,647
Qualifying termination in connection with a change of control	406,445	162,578	29,202	1,600,313	2,198,538
Nancy Stuart
Qualifying termination not in connection with a change of control	398,247	—	27,163	—	425,410
Qualifying termination in connection with a change of control	398,247	159,299	27,163	1,471,713	2,056,422

(1)
For a termination by us other than for cause or due to death or disability or by the executive for good reason, in each case not during the change of control period, this amount represents, in the case of Dr. Tung, 15 months of base salary, and in the case of Ms. Stuart and Dr. Cassella, 12 months of base salary, each at the rate in effect on December 31, 2017.

In the event of a termination by us other than for cause or by the executive for good reason, in each case within 12 months of a change of control, this amount represents, in the case of Dr. Tung, 18 months base salary, and in the case of Ms. Stuart and Dr. Cassella, 12 months of base salary, each at the rate in effect on December 31, 2017.

(2)
In the event of a termination by us other than for cause or by the executive for good reason, in each case within 12 months of a change of control, amounts represent in the case of Dr. Tung, 150% of his target bonus for 2017, and in the case of Ms. Stuart and Dr. Cassella, 100% of the applicable executive’s target bonus for 2017.

(3)
This amount represents the Company-paid health and dental coverage. In the case of Dr. Tung, the amounts represent 15 months payable following a termination by us other than for cause or due to death or disability or by him for good reason, in each case not during the change of control period, and represents 18 months payable following a termination by us other than for cause or by him for good reason, in each case within 12 months of a change of control. With respect to Ms. Stuart and Dr. Cassella, amounts represent 12 months of Company-paid health and dental coverage.

(4)
In the event of a termination by us other than for cause, termination due to death or disability or a termination by the executive for good reason, in each case within 12 months of a change of control, all unvested stock options held by the executive at such time will immediately vest in full. The values for the accelerated vesting of stock options included in the table above are based on the intrinsic values of such unvested awards on December 31, 2017 (i.e., the difference between the closing price of the Company’s common stock on the NASDAQ Global Market on that date and the applicable exercise price, multiplied by the number of shares for which vesting would have been accelerated).

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

401(k) retirement plan
We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2017, and have the amount of the reduction contributed to the 401(k) plan. Participants over the age of 50 are entitled to an additional catch-up contribution up to the statutorily prescribed limit, equal to $6,000 in 2017. Currently, we match 50% of employee contributions up to 6% of the employee’s salary, subject to the statutorily prescribed limit, equal to $8,100 in 2017. The match immediately vests in full.
Director Compensation
During 2017, we did not provide any compensation to Dr. Tung, our Chief Executive Officer, for his service as a member of our Board of Directors. Dr. Tung’s compensation as an executive officer is set forth above under “Executive Compensation—2017 Summary Compensation Table.”
Non-employee director compensation is set by our Board of Directors at the recommendation of our compensation committee. In April 2017, we retained Radford to assist in assessing our non-employee director compensation program and provide recommendations for changes to the program, if any. The 2017 peer group companies were used in the analysis, as well as other market data.
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

	Annual Member Fee ($)	Chairman Annual Fee ($)
Board of Directors	40,000	65,000
Audit Committee	7,500	15,000
Compensation Committee	5,000	10,000
Nominating and Corporate Governance Committee	3,000	7,000
We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our Board of Director and committee meetings.

In addition, under our director compensation program, each new non-employee director elected to our Board of Directors receives an option to purchase 25,000 shares of our common stock. Each of these options vest in equal quarterly installments over a three-year period measured from the date of grant, subject to the director’s continued service as a director, and will become vested and exercisable in full upon a change in control of our Company. Further, on the date of the first board meeting held after each annual meeting of stockholders, each non-employee director that has served on our Board of Directors for at least six months will receive an option to purchase 10,000 shares of our common stock. Each of these options vest in equal quarterly installments over a one-year period measured from the date of grant, subject to the director’s continued service as a director, and will become vested and exercisable in full upon a change in control of our Company. The exercise price of each option is equal to the fair market value of a share of our common stock on the date of grant.
This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as our directors and to align our directors’ interests with those of our stockholders.
In accordance with our director compensation program, in June 2017 we granted options to purchase 10,000 shares of our common stock to each non-employee serving on the Board of Directors.

The following table sets forth information regarding compensation earned by our non-employee directors during 2017.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Richard H. Aldrich	77,000	90,720	167,720
Thomas G. Auchincloss, Jr.	52,720	90,720	143,440
Ronald W. Barrett, Ph.D.	47,720	90,720	138,440
Meghan FitzGerald, Ph.D.	42,720	90,720	133,440
Christine van Heek	45,220	90,720	135,940
Peter Barton Hutt	29,970	90,720	120,690
Wilfred E. Jaeger, M.D.	50,220	90,720	140,940
Wendell Wierenga, Ph.D.	40,720	90,720	131,440

(1)
The amounts included in the “Option awards” column reflect the aggregate grant date fair value of options granted during 2017 calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the director upon exercise of the options. Assumptions used in the calculation of these amounts are included in Note 8 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. As of December 31, 2017. As of December 31, 2017, the non-employee members of our Board of Directors held the following outstanding equity awards:

•
Mr. Aldrich held stock options to purchase 51,236 shares of common stock in the aggregate, of which 46,236 shares were vested, with the remaining shares scheduled to vest through and including June 15, 2018;

•
Mr. Auchincloss held stock options to purchase 55,000 shares of common stock in the aggregate, of which 50,000 shares were vested, with the remaining shares scheduled to vest through and including June 15, 2018;

•
Dr. Barrett held stock options to purchase 30,000 shares of common stock in the aggregate, of which 25,000 shares were vested, with the remaining shares scheduled to vest through and including June 15, 2018;

•
Dr. FitzGerald held stock options to purchase 35,000 shares of common stock in the aggregate, of which 19,583 shares were vested, with the remaining shares scheduled to vest through and including March 22, 2019;

•
Ms. van Heek held stock options to purchase 35,000 shares of common stock in the aggregate, of which 17,500 shares were vested, with the remaining shares scheduled to vest through and including June 9, 2019;

•
Mr. Hutt held stock options to purchase 44,156 shares of common stock in the aggregate, of which 39,156 shares were vested, with the remaining shares scheduled to vest through and including June 15, 2018;

•	Dr. Jaeger held a stock option to purchase 30,000 shares of common stock, of which 25,000 shares were vested, with the remaining shares scheduled to vest through and including June 15, 2018;

•	Dr. Wierenga held a stock option to purchase 58,538 shares of common stock, of which 53,538 shares were vested, with the remaining shares scheduled to vest through and including June 15, 2018.

Compensation Committee Interlocks and Insider Participation

During 2017, the members of our compensation committee were Dr. Barrett, Mr. Aldrich and Dr. FitzGerald. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our company, nor have they ever been an officer or employee of our Company.

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

The compensation committee reviewed and discussed the disclosure included in the Executive Compensation section of this Annual Report on Form 10-K with management. Based on the review and discussions, the compensation committee recommended to the Board of Directors that the disclosure included in the Executive Compensation section be included in this Annual Report on Form 10-K for the year ended December 31, 2017, for filing with the SEC.

The Compensation Committee members

Ronald W. Barrett, Ph.D. (Chair)
Richard H. Aldrich
Meghan FitzGerald, Ph.D.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of January 31, 2018 by:

•	each of our directors and our director nominees;

•	each of our named executive officers;

•	all of our directors, our director nominees and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after January 31, 2018. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to community property laws, where applicable. The information is not necessarily indicative of beneficial ownership for any other purpose.
The percentage ownership calculations for beneficial ownership are based on 23,226,702 shares of common stock outstanding as of January 31, 2018. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Concert Pharmaceuticals, Inc., 99 Hayden Avenue, Suite 500, Lexington, Massachusetts 02421.
In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after January 31, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% Stockholders
Entities affiliated with BVF, Inc.(1)	1,969,789	8.5%
Entities affiliated with BlackRock Inc.(2)	1,786,223	7.7%
Ingalls & Snyder LLC (3)	1,332,662	5.7%
Entities affiliated with GlaxoSmithKline (4)	1,179,941	5.1%

Executive Officers and Directors
Roger D. Tung, Ph.D.(5)	1,151,061	5.0%
James V. Cassella, Ph.D.(6)	147,500	*
Nancy Stuart (7)	309,916	1.3%
Richard H. Aldrich (8)	358,826	1.5%
Thomas G. Auchincloss (9)	54,500	*
Ronald W. Barrett, Ph.D.(10)	27,500	*
Meghan FitzGerald, Ph.D. (11)	24,167	*
Christine van Heek (12)	22,083	*
Peter Barton Hutt, LL.M (13)	46,080	*
Wilfred E. Jaeger, M.D.(14)	27,500	*
Wendell Wierenga, Ph.D.(15)	67,677	*
All current executive officers and directors as a group (13 persons) (16)	2,294,185	9.4%

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)
Based on information set forth in a Form 4 filed with the Securities and Exchange Commission on December 21, 2017 by the following entities and individual. Consists of (i) 951,300 shares of common stock beneficially owned by Biotechnology Value Fund, L.P. (“BVF”), (ii) 632,642 shares of common stock beneficially owned by Biotechnology Value Fund II, L.P (“BVF2”) and (iii) 122,496 shares of common stock beneficially owned by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”). BVF Partners OS Ltd. (“Partners OS”) as the general partner of Trading Fund OS may be deemed to beneficially own the 122,496 shares of Common Stock beneficially owned by Trading Fund OS. BVF Partners L.P. (“Partners”), as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 1,969,789 shares of Common Stock beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and certain Partners management accounts (the “Partners Management Accounts”), including 263,351 shares of Common Stock held in the Partners Managed Accounts. BVF Inc., as the investment adviser and general partner of Partners, may be deemed to beneficially own the 1,706,438 shares of Common Stock beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 1,706,438 shares of Common Stock beneficially owned by BVF Inc. Partners OS disclaims beneficial ownership of the shares of Common Stock beneficially owned by Trading Fund OS. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of Common Stock beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Management Accounts. The address for Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104 Cayman Islands and the address for each of the other entities and for Mr. Lampert is 1 Sansome Street, 30th Floor, San Francisco, California 94104.

(2)
Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 1, 2018 by BlackRock, Inc. Consists of 1,786,223 shares of common stock beneficially owned by BlackRock, Inc. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY, 10055.

(3)
Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2018 by Ingalls & Snyder LLC. Consists of 1,322,662 shares of common stock beneficially owned by Ingalls & Snyder LLC. The address for Ingalls & Snyder LLC is 1325 Avenue of the Americas, New York, NY, 10019.

(4)
Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2018 by GlaxoSmithKline plc. Consists of 1,179,941 shares of common stock held by Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc. The address of these entities is 980 Great West Road, Brentford, Middlesex, United Kingdom TW8 9GS.

(5)
In addition to shares of common stock held directly, includes 121,873 shares of common stock held by the Roger D. Tung 2011 GRAT, for which Dr. Tung is the sole trustee, 12,389 shares of common stock held by the RD Tung Irrevocable Trust, for which Dr. Tung’s wife is a co-trustee, and 13,274 shares of common stock held by the Tung Family Investment Trust, for which Dr. Tung is a co-trustee. Includes 460,427 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.

(6)	Consists of 147,500 shares of common stock issuable upon exercise of options exercisable within 60 days after January 31, 2018.
(7)	In addition to shares of common stock held directly, includes 229,122 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.
(8)
In addition to shares of common stock held directly, includes 44,351 shares of common stock held by the Little Eagles, LLC, of which the owners of Little Eagles, LLC are Richard H. Aldrich Irrevocable Trust of 2011 and trusts established for the benefit of the Mr. Aldrich's minor children. The trustees of Richard H. Aldrich Irrevocable Trust of 2011 are Mr. Aldrich's spouse, Nichole A. Aldrich, and Mr. Aldrich's brother, Caleb F. Aldrich. The beneficiaries of Richard H. Aldrich Irrevocable Trust of 2011 are Mr. Aldrich's minor children. Mr. Aldrich disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. Includes 27,500 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.

(9)	In addition to shares of common stock held directly, includes 52,500 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.
(10)	Consists of 27,500 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.
(11)	Consists of 24,167 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.
(12)	Consists of 22,083 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.
(13)	In addition to shares held directly, includes 41,656 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.
(14)	Consists of 27,500 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.
(15)	In addition to shares held directly, includes 56,038 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.
(16)	Includes 1,173,368 shares of common stock issuable upon the exercise of options exercisable within 60 days after January 31, 2018.

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
No related person transactions were brought to the attention of the audit committee for consideration in 2017.

Item 14. Principal Accountant Fees and Services
The following table summarizes the fees Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2017	2016
Audit Fees (1)	$569,713	$423,535
Audit-Related Fees	—	—
Tax Fees (2)	48,450	37,960
All Other Fees (3)	2,000	2,000
Total Fees	$620,163	$463,495

(1)	Audit fees for 2017 and 2016 consist of fees for the audit of our consolidated financial statements and the review of our interim financial statements.
(2)
Tax fees consists of fees incurred for tax compliance and tax return preparation. Tax fees for 2017 and 2016 also include fees incurred in connection with preparation of an ownership analysis pursuant to Section 382 of the Internal Revenue Code to quantify any limitations on the availability of net operating loss carryforwards to offset taxable income.

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
During our 2017 and 2016 fiscal years, no services were provided to us by Ernst & Young LLP or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements
Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits
The exhibits filed as part of this Annual Report on Form 10-K are listed below.

Item 16.	Form 10-K Summary
Not applicable.

Exhibit Index

Exhibit number	Description

3.1
Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-36310) filed with the SEC on February 20, 2014)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s current report on Form 8-K (File No. 001-36310) filed with the SEC on February 20, 2014)

3.3	Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's previous Annual Report on Form 10-K, filed with the SEC on March 6, 2017)

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

10.9 #*	Form of Employment Agreement by and between the Registrant and each of its executive officers

10.10*	Lease Agreement, dated as of December 21, 2017, by and between the Registrant and HCP/King Hayden Campus LLC

Exhibit number	Description

10.11 #
Form of Restricted Stock Unit Award Granted under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36310), filed with the SEC on July 10, 2017)

10.12
Asset Purchase Agreement, dated March 3, 2017, by and between the Registrant and Vertex Pharmaceuticals (Europe) Ltd., as Buyer, and Vertex Pharmaceuticals Inc., as Guarantor (incorporated by reference to Exhibit 10.12 to the Registrant's previous Annual Report on Form 10-K, filed with the SEC on March 6, 2017)

10.13 #
Form of Director and Officer Indemnification Agreement by and between the Registrant and each of Roger D. Tung, Nancy Stuart, Marc Becker, Jim Cassella, Ian Robert Silverman, Lynette Herscha, Richard H. Aldrich, Thomas Auchincloss, Jr., Ronald W. Barrett, Meghan FitzGerald, Peter Barton Hutt, Wilfred E. Jaeger, Christine van Heek and Wendell Wierenga (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.14
Lease Agreement, dated as of February 12, 2008, by and between the Registrant and One Ledgemont LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.15
Amendment of Lease, dated as of August 6, 2014, by and between the Registrant and 128 Spring Street Lexington, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q (File No. 001-36310), filed with the SEC on August 12, 2014)

10.16 †
Development and License Agreement, dated as of February 24, 2012, between the Registrant and Avanir Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.17 †
Development and License Agreement, dated as of February 26, 2013, between the Registrant and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.18 †
Amendment No. 1, dated February 26, 2015, to Development and License Agreement dated February 26, 2013 by and between the Registrant and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q (File No. 001-36310), filed with the SEC on May 11, 2015)

10.19 †
Master Development and License Agreement, dated as of April 4, 2013, among the Registrant, Celgene International Sàrl and Celgene Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.20 †
Patent Assignment Agreement, dated September 8, 2011, by and between the Registrant and Auspex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q (File No. 001-36310), filed with the SEC on May 11, 2015)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2018.

CONCERT PHARMACEUTICALS, INC.

By:	/s/ Roger D. Tung
Roger D. Tung, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Roger D. Tung	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
Roger D. Tung, Ph.D.

/s/ Marc Becker	Chief Financial Officer (Principal Financial Officer)	March 1, 2018
Marc Becker

/s/ Ryan Lynch	Corporate Controller (Principal Accounting Officer)	March 1, 2018
Ryan Lynch

/s/ Richard H. Aldrich	Chairman	March 1, 2018
Richard H. Aldrich

/s/ Thomas G. Auchincloss	Director	March 1, 2018
Thomas G. Auchincloss

/s/ Ronald W. Barrett	Director	March 1, 2018
Ronald W. Barrett, Ph.D.

/s/ Meghan FitzGerald	Director	March 1, 2018
Meghan FitzGerald, Ph.D.

/s/ Christine van Heek	Director	March 1, 2018
Christine van Heek

/s/ Peter Barton Hutt	Director	March 1, 2018
Peter Barton Hutt

/s/ Wilfred E. Jaeger	Director	March 1, 2018
Wilfred E. Jaeger, M.D.

/s/ Wendell Wierenga	Director	March 1, 2018
Wendell Wierenga, Ph.D.