Form 10-Q
period 2018-03-31
CONCERT PHARMACEUTICALS, INC.
filed 2018-05-03
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 1, 2018: 23,395,816

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$35,697	$27,665
Investments, available for sale	155,305	175,500
Marketable equity securities	9,156	—
Interest receivable	580	628
Accounts receivable	128	155
Contract asset (Note 7)	16,000	—
Prepaid expenses and other current assets	2,597	1,786
Total current assets	219,463	205,734
Property and equipment, net	4,356	2,165
Restricted cash	1,557	1,557
Other assets	24	34
Income taxes receivable	2,246	2,246
Total assets	$227,646	$211,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$957	$658
Accrued expenses and other liabilities	4,200	4,299
Income taxes payable	—	46
Deferred revenue, current portion	1,413	1,442
Total current liabilities	6,570	6,445
Deferred revenue, net of current portion	9,120	8,859
Deferred lease incentive, net of current portion	846	—
Deferred rent, net of current portion	713	—
Total liabilities	17,249	15,304
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2018 and 2017, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 23,414,108 and 23,147,779 shares issued and 23,389,599 and 23,140,378 outstanding in 2018 and 2017, respectively	23	23
Additional paid-in capital	275,810	273,059
Accumulated other comprehensive loss	(482)	(407)
Accumulated deficit	(64,954)	(76,243)
Total stockholders’ equity	210,397	196,432
Total liabilities and stockholders’ equity	$227,646	$211,736
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
License and research and development revenue	$10,479	$20
Operating expenses:
Research and development	8,656	8,237
General and administrative	5,630	5,253
Total operating expenses	14,286	13,490
Loss from operations	(3,807)	(13,470)
Investment income	640	137
Unrealized loss on marketable equity securities	(1,296)	—
Net loss	$(4,463)	$(13,333)
Other comprehensive loss:
Unrealized loss on investments, available for sale	(75)	(27)
Comprehensive loss	(4,538)	(13,360)

Net loss per share applicable to common stockholders - basic and diluted	$(0.19)	$(0.60)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	23,223	22,377
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(4,463)	$(13,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	248
Stock-based compensation expense	3,299	1,643
Accretion of premiums and discounts on investments	(53)	67
Amortization of deferred lease incentive	(196)	(80)
Noncash license consideration (Note 7)	(10,452)	—
Unrealized loss on marketable equity securities	1,296	—
Changes in operating assets and liabilities:
Accounts receivable	6	14
Interest receivable	48	(12)
Prepaid expenses and other current assets	(811)	(980)
Other assets	10	9
Accounts payable	236	983
Accrued expenses and other liabilities	(2,270)	(1,667)
Income taxes payable	(50)	—
Deferred rent	678	(22)
Deferred revenue	(16)	(17)
Net cash used in operating activities	(12,485)	(13,147)
Investing activities
Purchases of property and equipment	(325)	(150)
Purchases of investments	(7,941)	(29,624)
Maturities of investments	28,114	29,333
Net cash provided by (used in) investing activities	19,848	(441)
Financing activities
Proceeds from exercise of stock options	669	1,139
Net cash provided by financing activities	669	1,139
Net increase (decrease) in cash and cash equivalents and restricted cash	8,032	(12,449)
Cash, cash equivalents and restricted cash at beginning of period	29,222	40,955
Cash, cash equivalents and restricted cash at end of period	$37,254	$28,506
Supplemental cash flow information:
Cash paid for income taxes	$50	$—
Purchases of property and equipment unpaid at period end	$706	$33
Tenant improvements paid by landlord	$1,414	$—
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
The Company had cash and cash equivalents and investments of $191.0 million at March 31, 2018. The Company believes that its cash and cash equivalents and investments at March 31, 2018 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $65.0 million through March 31, 2018. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period.
The accompanying condensed consolidated financial statements reflect the accounts of Concert and its subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.
Use of Estimates and Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition; income tax expense; stock-

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

based compensation expense; accrued expenses; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
With the exception of the adoption of ASU 2014-09 during the three months ended March 31, 2018, discussed in Note 7, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all related amendments ("ASC 606" or "the new revenue standard"). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company applied ASC 606 on January 1, 2018 to all contracts using the modified retrospective approach. As a result of the adoption, the cumulative effect to retained earnings at January 1, 2018 was $15.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption of the new standard had an immaterial impact on the Company’s reported revenues, operating income and changes in operating cash flows for the three months ended March 31, 2018 as compared to what reported amounts would have been under legacy guidance. The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows:

(Amounts in thousands)	Balance at December 31, 2017	ASC 606 Adjustments	Opening Balance at January 1, 2018
Assets
Contract Asset	$—	$16,000	$16,000

Liabilities and Equity
Deferred revenue, current portion	$1,442	$(14)	$1,428
Deferred revenue, net of current portion	8,859	261	9,120
Retained earnings	76,243	15,753	91,996

The impact of adopting the new revenue standard primarily relates to the treatment of the consideration held in escrow under the Vertex Asset Purchase Agreement. Under previous authoritative guidance, the Company concluded that it would not recognize the Vertex escrow consideration until it was received. However, under ASC 606, the Vertex escrow consideration represents variable consideration and was included in the transaction price at contract inception, discussed further in Note 7. There was no material effect on the accounting for income taxes resulting from the ASC 606 transition adjustment.

In August 2016, the FASB issued ASU 2016-15—Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company early adopted this update for the interim period ended September 30, 2017 as the treatment of debt extinguishment payments as a financing activity more clearly presents the cash outflow of the extinguishment transaction. The adoption of ASU 2016-15 resulted in classification of cash payments related to a debt prepayment as cash outflows for financing activities. Additional information concerning the prepayment of the Loan Agreement is discussed further in Note 11 included in the

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). This standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on January 1, 2018. The adoption of ASU 2016-18 resulted in the Company's cash, cash equivalents and restricted cash being included in the beginning and ending amounts for the periods shown on the statement of cash flows and was applied retroactively and reflected in the balances presented for any prior periods. The Company believes that the adoption of this guidance did not have a significant impact on its condensed consolidated financial statements and related disclosures.

The restricted cash as of March 31, 2018 and December 31, 2017 is held as collateral for stand-by letters of credit issued by the Company to its landlords in connection with the leases of the Company's Lexington, Massachusetts facilities.

Cash, cash equivalents and restricted cash consisted of the following:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$35,697	$28,106
Restricted cash	1,557	400
	$37,254	$28,506

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the classification and measurement of investments in equity securities. ASU 2016-01 generally requires that equity investments, except for those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. Effective January 1, 2018, the Company prospectively adopted this new standard resulting in the recognition of the effects of changes in fair value of equity securities within net income (loss) in the condensed consolidated statement of operations and comprehensive loss.
Pending Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact ASU 2016-02 will have on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its financial statements and related disclosures.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of March 31, 2018 and December 31, 2017 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total
March 31, 2018
Cash equivalents:
Money market funds	$22,124	$—	$—	$22,124
U.S. Treasury obligations	6,004	—	—	6,004
Investments, available for sale:
U.S. Treasury obligations	41,883	—	—	41,883
Government agency securities	71,643	41,779	—	113,422
Marketable equity securities:
Corporate equity securities (Note 7)	9,156	—	—	9,156
Total	$150,810	$41,779	$—	$192,589

	Level 1	Level 2	Level 3	Total
December 31, 2017
Cash equivalents:
Money market funds	$8,108	$—	$—	$8,108
Investments, available for sale:
U.S. Treasury obligations	53,910	—	—	53,910
Government agency securities	88,651	32,939	—	121,590
Total	$150,669	$32,939	$—	$183,608

4. Cash, Cash Equivalents, Investments and Marketable Equity Securities
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available-for-sale and records them at fair value in the accompanying consolidated balance sheets. In accordance with ASU 2016-01, unrealized gains or losses from equity securities are included in net income. Unrealized gains or losses from other investments, including debt securities, are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.
Cash, cash equivalents, available for sale investments, and marketable equity securities included the following at March 31, 2018 and December 31, 2017:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2018
Cash		$7,569	$—	$—	$7,569
Money market funds		22,124	—	—	22,124
U.S. Treasury obligations		6,004	—	—	6,004
Cash and cash equivalents		$35,697	$—	$—	$35,697

U.S. Treasury obligations	142 days	41,979	—	(96)	41,883
Government agency securities	205 days	113,808	—	(386)	113,422
Investments, available for sale		$155,787	$—	$(482)	$155,305

Marketable equity securities (Note 7)		$10,452	$—	$(1,296)	$9,156

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2017
Cash		$19,557	$—	$—	$19,557
Money market funds		8,108	—	—	8,108
Cash and cash equivalents		$27,665	$—	$—	$27,665

U.S. Treasury obligations	184 days	54,004	—	(94)	53,910
Government agency securities	229 days	121,903	—	(313)	121,590
Investments, available for sale		$175,907	$—	$(407)	$175,500
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2018 and 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Accrued professional fees and other	$1,032	$628
Employee compensation and benefits	1,988	2,797
Research and development expenses	489	521
Deferred lease incentive, current portion	621	249
Deferred rent, current portion	70	104
	$4,200	$4,299

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2018, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2018 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the three months ended March 31, 2018.

In accordance with SAB 118, the Company's preliminary estimate of the effects TCJA, including the remeasurement of deferred tax assets and liabilities and the recognition of an income tax benefit related to AMT tax credit carryforwards, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of its tax returns. During the three months ended March 31, 2018, no adjustments were recorded to the provisional amounts previously recorded. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in its estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the tax law.

7. Revenue

The Company's revenue is currently generated through collaborative licensing agreements, patent assignments, and sales of intellectual property. The Company generates its revenue through one segment and the revenue recognized under each of the Company's arrangements during the current and prior period is described below. The terms of these agreements may contain multiple promised goods or services or optional goods and services, including licenses, or options to obtain licenses, to product candidates, referred to as exclusive licenses, as well as research and development activities to be performed by the Company on behalf of the collaboration partner related to the licensed product candidates.
Revenue recognition
Revenue is recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or providing services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
When determining whether the customer has obtained control of the goods or services, we consider the point at which the customer may benefit from the goods or services. For licenses to product candidates, revenue is recognized upon grant or transfer of the exclusive license, as the Company's licenses are considered functional in nature. For research, development, and manufacturing activities, revenue is recognized as the work is performed using either the output or input method. For option agreements, revenue is recognized when the optional goods or services related to the option are transferred or when the option expires.
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company's contracts may contain multiple performance obligations if a promise to transfer the individual goods or services is separately identifiable from other promises in the

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

contracts and, therefore, is considered distinct. For contracts with multiple performance obligations, the Company determines the standalone selling price of each performance obligation and allocates the total transaction price using the relative selling price basis. The Company recognizes performance obligations based on their nature, as discussed above in the revenue recognition section.
Options to exclusive licenses
The collaborative arrangement with Celgene provides the customer the option to purchase additional licenses in addition to preclinical and clinical development services at a discount. These options are considered performance obligations as they provide the customer with material rights that the customer would not receive without entering into the contract. The portion of the transaction price attributed to a material right is recognized when the underlying option is exercised or when the option expires. To date, Celgene has not exercised any of its options that were determined to represent material rights.
Significant Payment Terms

The Company’s revenue arrangements include payments to the Company of one or more of the following: a nonrefundable, upfront payment; milestone payments; payment of license exercise or option fees with respect to product candidates; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, the Company has received upfront payments, several milestone payments and certain research and development service payments but has not received any license exercise or option fees or earned royalty revenue as a result of product sales.
Under ASC 606, the Company estimates the amount of consideration to which it will be entitled in exchange for satisfying performance obligations. Based on the Company’s current contracts, variable consideration primarily exists in the following forms: development and regulatory milestones, royalties and sales-based milestones, and consideration held in escrow for indemnification purposes. The Company utilizes the "most likely amount" variable consideration method for estimating development and regulatory milestone consideration to include in the transaction price and the “expected value” variable consideration method for the consideration held in escrow for indemnification purposes. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company refers to this as the variable consideration constraint. Due to the uncertainty associated with the occurrence of the underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of those development and regulatory milestones received to date the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of the ASC 606 transition date and as of March 31, 2018 and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will re-assess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

To date, the Company has not recognized any royalties under its licensing and collaboration arrangements. Royalties qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sales-and-usage by the licensee; and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company's collaborator and the Company has a present right to payment.
In accordance with ASC 606, the Company is required to adjust the transaction price for the effects of the time value of money if the timing of payments agreed to by the parties to the contract, explicitly or implicitly, provides the Company or its customer with a significant benefit of financing the transfer of goods or services. The Company concluded that its licensing and collaboration arrangements do not contain a significant financing component because the payment structure of its agreements arise from reasons other than providing a significant benefit of financing.
Application of Practical Expedients
The collaborative arrangements with Glaxo Group Limited, or GSK, and Jazz Pharmaceuticals contained contract modifications. The Company elected to apply the transition practical expedient under ASC 606-10-65-1(f)(4) that allows an entity to reflect the aggregate effect of all contract modifications on contracts that were modified before the beginning of the earliest period presented under the new standard (that is, January 1, 2018) when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations. The application of the practical expedient did not have a material effect on the Company’s revenue recognition.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets
As of January 1, 2018, the Company identified a contract asset of $16.0 million associated to the Vertex indemnification payment currently held in escrow. As the receipt of the Vertex indemnification consideration involves more than the passage of time, the consideration was concluded to be conditional and therefore classified as a contract asset. As of March 31, 2018, there have been no changes to the balance of the Company's contract asset from the date of adoption of ASC 606.
Contract Liabilities
As of January 1, 2018, the Company identified contract liabilities of $10.5 million related to unsatisfied performance obligations as well as variable consideration paid in advance but currently constrained from recognition. Contract liabilities are presented as deferred revenue and classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. During the three months ended March 31, 2018, $16 thousand of deferred revenue was recognized into revenue. As of March 31, 2018, the Company recorded $10.5 million of contract liabilities in the condensed consolidated statement of financial position.
Collaboration Arrangements
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
The Company does not have any obligation to conduct any research or development activities for any of the additional programs unless and until Celgene exercises its rights with respect to such program and pays the applicable exercise fee. If Celgene exercises its rights with respect to any additional program and pays the Company the applicable exercise fee, the Company is responsible, at its own expense, for conducting research and development activities for such program pursuant to agreed upon development plans until the completion of Phase 1 clinical trial, which will be defined in each development plan on a program-by-program basis. In addition, if Celgene exercises its rights with respect to the option program and pays the Company the applicable option exercise fee, the Company is responsible for seeking to generate a deuterated compound for clinical development in the selected option program. Oversight of the development program for each program under the Celgene Agreement is guided by separate JSCs.
Celgene is solely responsible for all research, development and commercialization costs with respect to the initial program beyond the Phase 1 clinical trials that the Company conducts. If Celgene exercises its rights with respect to any additional

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

program, Celgene will be solely responsible for all research, development and commercialization costs for such program following the completion of the first Phase 1 clinical trial for such program.
Under the terms of the agreement, the Company received a non-refundable upfront payment of $35.0 million. In October 2015, the Company received an $8.0 million development milestone payment based on the completion of Phase 1 clinical evaluation of CTP-730. In addition, the Company is eligible to earn an additional $15.0 million development milestone payment, up to $247.5 million in regulatory milestone payments and up to $50.0 million in sales-based milestone payments related to products within the CTP-730 program. The next milestone payment the Company may be entitled to achieve under the CTP-730 program is $15.0 million related to the first actual dosing in a Phase 3 clinical trial or, if earlier, acceptance for filing of a new drug application, or NDA. If Celgene exercises its rights with respect to either of the two additional license programs, the Company will receive a license exercise fee for the applicable program of $30.0 million and will also be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments for that program. Additionally, with respect to one of the additional license programs, the Company is eligible to receive up to $100.0 million in milestone payments based on net sales of products, and with respect to the other additional license program, the Company is eligible to receive up to $50.0 million in milestone payments based on net sales of products. If Celgene exercises its option with respect to the option program, in respect of a compound to be identified at a later time, the Company will receive an option exercise fee of $10.0 million and will be eligible to earn up to $23.0 million in development milestone payments and up to $247.5 million in regulatory milestone payments.
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
Under ASC 606, the Company's collaborative arrangement with Celgene contains the following performance obligations: (i) an exclusive worldwide license to develop, manufacture and commercialize deuterated analogs of apremilast related to the CTP-730 program, or the License Performance Obligation, (ii) obligations to perform research and development services associated with the CTP-730 program, or the R&D Services Performance Obligation, (iii) obligation to supply nonclinical and clinical trial material related to the CTP-730 program, or the Supply Performance Obligation, (iv) material right related to the first additional license program for which the non-deuterated compound has been selected, or the First Discount Performance Obligation and (v) material right related to the second additional license program for which the non-deuterated compound has been selected, or the Second Discount Performance Obligation.
The transaction price as of the transition date consisted of the $35.0 million non-refundable upfront payment and the $8.0 million milestone payment received upon successful completion of the Phase 1 clinical program totaling to $43.0 million. The Company allocated the upfront arrangement consideration of $35.0 million among the performance obligations using the relative selling price method based on the standalone selling prices of each performance obligation, which is generally the price at which it would sell such deliverable if it were to be sold regularly on a standalone basis. The standalone selling price of License Performance Obligation was based on historical valuations for other licensing arrangements entered into by the Company. The standalone selling prices of the R&D Services Performance Obligation and the Supply Performance Obligation were based on the expected cost plus margin approach. The standalone selling prices of the First and Second Discount Performance Obligations were based the expected value of the options.
The Company allocated the $8.0 million milestone payment to only the License Performance Obligation, R&D Services Performance Obligation and the Supply Performance Obligation using the relative selling price method based on the standalone selling prices of each of these three performance obligations. The Company concluded that the achievement of the performance-based milestone for the CTP-730 program should only be allocated to the performance obligations associated to the CTP-730 program as the achievement of the milestone related specifically to the Company’s efforts with respect to the satisfaction of the performance obligations related to that program. The transaction price was allocated as follows: (i) $21.7 million to the License Performance Obligation, (ii) $11.0 million to the R&D Services Performance Obligation, (iii) $4.0 million to the Supply Performance Obligation, (iv) $3.2 million to the First Discount Performance Obligation and (v) $3.2 million to the Second Discount Performance Obligation.
Revenue is recognized when the performance obligation is considered satisfied. The License Performance Obligation was considered satisfied at contract inception as the exclusive license transferred control to the customer at this point in time. The R&D Services Performance Obligation and the Supply Performance Obligation are satisfied over time using the input method based on costs incurred determined by estimates of associated effort and cost of services adjusted for a reasonable profit margin such that they represent estimated market rates for similar services on a standalone basis. The First Discount Performance Obligation and the Second Discount Performance Obligation shall be considered satisfied upon the option's exercise or

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expiration. Unsatisfied performance obligations represent contract liabilities that are presented as deferred revenue within the accompanying condensed consolidated balance sheet.
The collaborative arrangement with Celgene contains consideration that is variable based on the customer's achievement of certain development, regulatory, and sales-based milestones in addition to royalties upon the customer's commercial success with licensed programs. The next milestone payment of $15.0 million upon first actual dosing in a Phase 3 clinical trial, or if earlier, acceptance for filing of a new drug application, or NDA, for the CTP-730 program is considered variable consideration that is fully constrained due to the uncertainty associated to the achievement of the milestone. The consideration related to royalty and sales-based milestones are also considered variable consideration that is fully constrained in accordance with the royalty recognition constraint. As a result, the variable consideration that is considered fully constrained related to milestones will not be recognized until the time at which the constraint is released. The variable consideration related to royalties will be recognized in the period the products are sold by Celgene and the Company has a present right to payment.
During the three months ended March 31, 2018, the Company recognized revenue of $16 thousand for the R&D Services and Supply Performance Obligations, as compared to the $12 thousand recognized during the three months ended March 31, 2017. The revenue in the prior year period was recognized in accordance with legacy authoritative guidance. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2018, there was $7.8 million of deferred revenue related to the Company’s collaboration with Celgene, consisting of $1.3 million related to the R&D Services Performance Obligation, $0.1 million related to the Supply Performance Obligation and $6.4 million related to the First and Second Discount Performance Obligations. The Company classified the $1.4 million related to the R&D Services Performance Obligation and the Supply Performance Obligation as a current liability and the $6.4 million related to the First and Second Discount Performance Obligations as a noncurrent liability in the accompanying condensed consolidated balance sheet.
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
The Company determined that all promised goods and services related to the arrangement with Avanir were considered satisfied as of the ASC 606 adoption date of January 1, 2018.
The transaction price consists of the $2.0 million non-refundable upfront payment and $6.0 in development milestone payments received totaling to $8.0 million. As all promised goods and services were considered satisfied as of the ASC 606 adoption

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

date, the arrangement consideration need not be allocated among the performance obligations because the arrangement consideration was fully recognized as of January 1, 2018.
The arrangement with Avanir contains consideration that is variable based on the customer's achievement of certain development, regulatory, and sales-based milestones in addition to royalties upon the customer's commercial success with the licensed product. The $6.0 million resulting from the achievement of development milestones represents variable consideration that has been earned and therefore is not subject to constraint. The next milestones that the Company may be entitled to are regulatory milestones that represent variable consideration that is fully constrained due to the uncertainty associated to the achievement of milestones of this nature. The variable consideration related to royalties will be recognized in the period the products are sold by Avanir and the Company has a present right to payment.
Jazz Pharmaceuticals
In February 2013, the Company entered into a development and license agreement with Jazz Pharmaceuticals, Inc., or Jazz Pharmaceuticals, to research, develop and commercialize products containing a deuterated sodium oxybate analog, or D-SXB. Jazz Pharmaceuticals is initially focusing on one analog, designated as JZP-386, a once-nightly oxybate product. Under the terms of the agreement, the Company granted Jazz Pharmaceuticals an exclusive, worldwide, royalty-bearing license under intellectual property controlled by the Company to develop, manufacture and commercialize D-SXB products including, but not limited to, JZP-386.
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
The Company determined that all promised goods and services related to the collaborative arrangement with Jazz Pharmaceuticals were considered satisfied as of the ASC 606 adoption date of January 1, 2018.
The transaction price consists of the $4.0 million non-refundable upfront payment. As all promised goods and services were considered satisfied as of the ASC 606 adoption date, the arrangement consideration need not be allocated among the performance obligations. Furthermore, as all promised goods and services are considered satisfied, the consideration was fully recognized as of January 1, 2018.
The collaborative arrangement with Jazz Pharmaceuticals contains consideration that is variable based on the customer's achievement of certain development, regulatory, and sales-based milestones in addition to royalties upon the customer's commercial success with the licensed product. The next milestone payment the Company may be entitled to receive of $4.0 million related to initiation of the first Phase 2 clinical trial of JZP-386 is considered variable consideration that is fully constrained due to the uncertainty associated to the achievement of the development milestone. The consideration related to royalty and sales-based milestones are also considered variable consideration that is fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Jazz and the Company has a present right to payment.
For the three months ended March 31, 2018, the Company did not recognize revenue as compared to the $7 thousand recognized in the three months ended March 31, 2017 related to the performance of development support services. The revenue in the prior year period was recognized in accordance with legacy authoritative guidance.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Revenue Arrangements
Vertex
On March 3, 2017, the Company and Vertex entered into an Asset Purchase Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company sold and assigned to Vertex, CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company. On July 25, 2017, the Closing Date, the transaction contemplated by the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to be held in escrow. There are no refund provisions with the exception of the amount held in escrow for potential indemnification for a period of eighteen months.
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
Pursuant to the Asset Purchase Agreement, the Company has agreed to indemnify Vertex for certain matters, including breaches of specified representations and warranties, covenants included in the Asset Purchase Agreement and specified tax claims. Representations and warranties, other than certain fundamental representations and warranties, survive for a period of eighteen months following the Closing Date and the maximum liability of the Company for claims by Vertex related to the breaches of such representations and warranties, with limited exceptions, is limited to the escrow amount, or $16 million. In no event will the aggregate liability of the Company for indemnification exceed the purchase price paid by Vertex, including any milestone payments. Eighteen months after the Closing Date, any remaining balance in the escrow account not subject to indemnity claims by Vertex will be released to the Company.
The Asset Purchase Agreement with Vertex contains a single performance obligation: all rights to develop, manufacture, and commercialize deuterated analogs of Kalydeco related to the CTP-656 program, including all intellectual property, permits and registrations, and records, documentation, and regulatory filings, in addition to an obligation to perform research and testing consulting services to facilitate the transfer of materials, documents, and knowledge up to the close of the Asset Purchase Agreement, referred to as the Transfer of IP Performance Obligation.
The Asset Purchase Agreement with Vertex contains consideration that is variable based on Vertex's achievement of certain regulatory milestones in addition to the $16.0 million held in escrow to indemnify Vertex. The regulatory milestone payments are considered variable consideration that are fully constrained due to the uncertainty associated to the achievement of the respective milestones. The Company concluded that an indemnification claim was remote and as a result was not subject to the variable consideration constraint at the ASC 606 transition date. Accordingly, the variable consideration of $16.0 million was included in the transaction price.

The transaction price was $160.0 million, as the variable consideration associated with the escrow amount was not subject to the constraint. As the arrangement contained a single performance obligation, the Company attributed the full transaction price to the Transfer of IP Performance Obligation.
The Transfer of IP Performance Obligation was satisfied as of the Closing Date as the control of CTP-656 transferred to Vertex, the customer. As a result, the full transaction price was recognized as revenue as of the ASC 606 adoption date.
The Vertex indemnification variable consideration represents a contract asset to be released from escrow 18 months following the Closing Date assuming no indemnity claims by Vertex. As of March 31, 2018, there was $16.0 million in contract assets classified as current assets in the accompanying condensed consolidated balance sheet.
GSK
In May 2009, the Company entered into a research and development collaboration and license agreement with GSK to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499. The agreement with GSK, as subsequently amended, expired in May 2012 after GSK opted out of further development under the agreement and made a $2.8 million payment to the Company. The Company has an obligation to make a payment to GSK of up to $2.8 million if the Company commercializes CTP-499 or if the Company receives cash proceeds from re-licensing or transferring the rights to the CTP-499 program.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the new revenue standard, the $2.8 million payment represents variable consideration that is fully constrained as of the ASC 606 adoption date due to the likelihood the Company may be required to repay GSK as a result of the transaction contemplated by the License and Option Agreement with Promet Therapeutics, LLC, discussed further in this Note 7. The $2.8 million payment is a contract liability that is classified as deferred revenue as of March 31, 2018 and will not be recognized as revenue until the repayment obligation lapses.
Auspex
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
The Company determined that all performance obligations in the patent assignment agreement have been satisfied as of the ASC 606 adoption date of January 1, 2018.
Allocable arrangement consideration as of the ASC 606 adoption date was limited to the transaction price consisting of the one-time change of control payment of $50.2 million. As all promised goods and services in the arrangement were considered satisfied as of the ASC 606 adoption date, the arrangement consideration need not be allocated among the performance obligations because the arrangement consideration was fully recognized as of January 1, 2018.
The arrangement with Auspex contains consideration that is variable in the amount including the potential royalties that may be due upon the commercial success of deuterated pirfenidone products. The $50.2 million resulting from the change of control payment represents variable consideration that has been received and therefore is not subject to constraint. The Company determined that the sales-and-usage royalty exemption under ASC 606 is not applicable as the Company assigned the intellectual property to Auspex, rather than enter into a license transaction. Accordingly, the consideration related to potential royalties represents variable consideration that is fully constrained due to the significant level of uncertainty related to the development prospects of the assigned patent. As a result, the consideration related to potential royalties will not be recognized until the time at which the constraint is released.

Processa

On October 4, 2017, the Company entered into a License and Option Agreement, or the Option, with Promet Therapeutics, LLC, or Promet, pursuant to which the Company granted Promet an option to obtain an exclusive license to CTP-499, a deuterated analog of 1-(S)-5-hydroxyhexyl-3,7-dimethylxanthine, or HDX, an active metabolite of pentoxifylline, provided certain conditions were met. On October 5, 2017, Promet closed an asset purchase agreement with Heatwurx, Inc., a public company, creating Processa Pharmaceuticals, Inc., or Processa.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 21, 2018, the Company entered into an Amendment to the Option, or Amendment, and a Securities Purchase Agreement, or Securities Agreement, both with Promet and Processa. Pursuant to the Amendment, the Company granted Promet, who then assigned to Processa, an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499. Upon transfer of the license and as consideration for the license, the Company received 2,090,301 shares of common stock of Processa, representing approximately 5.9% of the common stock outstanding.

The Company is also eligible to receive royalties on worldwide net sales.

The Amendment contained one performance obligation: an exclusive, worldwide, royalty-bearing license to develop, commercialize and sublicense CTP-499. The Company determined that the transaction price was $10.5 million, which was based on the fair value of the noncash consideration received on March 19, 2018, which consisted of 2,090,301 shares of publicly traded common stock of Processa. The transaction price of $10.5 million was allocated to the single performance obligation. The performance obligation was considered satisfied at contract inception as the exclusive license transferred control to the customer at this point in time. Accordingly, revenue of $10.5 million was recognized during the three months ended March 31, 2018.

Subsequent changes to the fair value of the underlying securities is recognized as unrealized gains or losses of equity securities within the condensed consolidated statement of operations and comprehensive income (loss).
The Amendment contains consideration that is variable based on royalties upon the customer's commercial success with the licensed product. The consideration related to royalty payments is considered variable consideration that is fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Processa and the Company has a present right to payment.

As of March 31, 2018, the Company recognized $10.5 million in revenue related to the transfer of the license.

8. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of March 31, 2018, the Company has granted awards in the form of stock options and restricted stock units (the "RSUs"). The stock options generally have been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant, a vesting period of three or four years, and all options expire no later than ten years from the date of grant.
Effective January 1, 2018, an additional 925,615 shares were added to the Company’s 2014 Stock Incentive Plan (the "2014 Plan"), for future issuance pursuant to the terms of the 2014 Plan. As of March 31, 2018, there were 1,433,658 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended March 31,
	2018	2017
Research and development	$1,527	$717
General and administrative	1,772	926
Total stock-based compensation expense	$3,299	$1,643

Stock Options
Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three months ended March 31, 2018 and 2017 reflect the following weighted-average assumptions:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Expected volatility	77.18%	78.14%
Expected term	6.0 years	6.0 years
Risk-free interest rate	2.62%	2.08%
Expected dividend yield	—%	—%
For the three months ended March 31, 2018 and 2017, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Weighted average grant date fair value of options granted, per option	$18.70	$7.48
Aggregate grant date fair value of options vested during the period	$1,461	$1,276
Total cash received from exercises of stock options	$669	$1,139
Total intrinsic value of stock options exercised	$2,109	$2,664
The following is a summary of stock option activity for the three months ended March 31, 2018:

	Number of Option Shares		Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In years)	(In thousands)
Outstanding at December 31, 2017	2,889,722		$11.25
Granted	825,050		$27.43
Exercised	(144,922)	—	$6.96
Forfeited or expired	(1,087)		$20.08
Outstanding at March 31, 2018	3,568,763		$15.16	7.53	$31,366
Exercisable at March 31, 2018	1,634,993		$10.64	6.31	$20,052
Vested and expected to vest at March 31, 2018(1)	3,379,196		$14.86	7.46	$30,460

(1)
This represents the number of vested stock option shares as of March 31, 2018, plus the number of unvested stock option shares that the Company estimated as of March 31, 2018 would vest, based on the unvested stock option shares at March 31, 2018 and an estimated forfeiture rate of 7%.

As of March 31, 2018, there was $22.3 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Stock Units

On July 6, 2017, the Company granted 0.5 million RSUs to executives and employees. The awards granted to employees are service-based, whereas the awards granted to executives are a blend of service-based and performance-based. Assuming all service and performance conditions were achieved, fifty percent of the RSUs would vest on March 31, 2018, and the remaining fifty percent of the RSUs will vest on March 31, 2019. Certain executive awards were subject to the achievement of defined performance criteria prior to March 31, 2018, including the closing of the Asset Purchase Agreement with Vertex Pharmaceuticals, Inc. and the institution by the Patent Trial and Appeal Board ("PTAB") of the Post Grant Review ("PGR") petition filed by the Company against Incyte Corporation. In January 2018, the PTAB decided not to institute the PGR petition and, as a result, the corresponding performance-based awards did not vest on March 31, 2018.

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

RSUs are not included in issued and outstanding common stock until the shares are vested and released. As of March 31, 2018, 174,050 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share. For the three months ended March 31, 2018, the weighted-average grant date fair value of RSUs is $13.87.
The following is a summary of RSU activity, including both service-based and performance-based RSUs for the three months ended March 31, 2018:

	Number of RSU Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2017	517,300	$13.87
Granted	—	$—
Released	(174,050)	$13.87
Forfeited	(19,200)	$13.87
Outstanding at March 31, 2018	324,050	$13.87

As of March 31, 2018, there was $2.4 million of unrecognized compensation cost related to RSUs that are expected to vest. This amount excludes compensation cost related to RSUs where the performance conditions are not considered probable of being satisfied. The costs from RSUs likely to vest are expected to be recognized over a weighted average remaining vesting period of 1.0 years.

9. Earnings (Loss) Per Share
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
The following table illustrates the determination of loss per share for each period presented.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands, expect per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(4,463)	$(13,333)
Denominator:
Weighted average shares outstanding - basic	23,223	22,377
Dilutive stock options	—	—
Dilutive warrants	—	—
Weighted average shares outstanding - diluted	23,223	22,377

Net loss per share applicable to common stockholders - basic and diluted	$(0.19)	$(0.60)
Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	973	583
Restricted stock units	367	—
Warrants	132	71

10. Commitments

In December 2017, the Company entered into an agreement to lease approximately 55,500 square feet of office and laboratory space in a new location at 65 Hayden Avenue, Lexington, Massachusetts (the "Premises"). The Company expects to relocate offices in the third quarter of 2018. For additional details related to the lease agreement, refer to Note 11 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 1, 2018.

The Company began recognizing rent expense relating to 65 Hayden Avenue on a straight line basis beginning on January 1, 2018, which was determined to be the lease commencement date. The Company recognized $0.7 million in rent expense relating to this property during the three months ended March 31, 2018.

The Company's lease agreement calls for a tenant improvement allowance of $5.0 million for certain permitted costs related to the design and construction of Company improvements to the Premises. The Company is accounting for the tenant improvements as a lease incentive obligation to be amortized against operating lease expense on a straight-line basis over the term of the Lease. The leasehold improvements will be recognized as assets and amortized on a straight-line basis over the term of the Lease. The Company recorded leasehold improvement assets and a corresponding lease incentive obligation of $1.4 million for design and construction improvements completed during the three month period ended March 31, 2018. The lease incentive of $5.0 million is being amortized over the lease term on a straight line basis beginning on January 1, 2018, or the lease commencement date.

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
CTP-543 Opportunity
CTP-543 was discovered by applying Concert's deuterium chemistry technology to modify ruxolitinib, a Janus kinase ("JAK") inhibitor, which is commercially available under the name Jakafi® in the United States for the treatment of certain blood disorders. Ruxolitinib has been used to treat alopecia areata in academic settings, including an investigator-sponsored clinical trial, and has been shown to promote hair growth in individuals with moderate-to-severe disease. In an open-label clinical trial of 12 patients with moderate to severe alopecia areata, investigators at Columbia University demonstrated that 20 mg of ruxolitinib administered orally twice daily resulted in 9 of 12 patients achieving at least 50% regrowth by the end of the treatment period. Responders averaged 92% regrowth by the end of the treatment period.
In January 2018, we announced that the FDA had granted Fast Track designation to CTP-543 for the treatment of alopecia areata.
Clinical Development of CTP-543
In 2016, we completed single and multiple ascending dose Phase 1 trials with CTP-543 which enrolled a total of 77 healthy volunteers. The pharmacokinetic measurements showed increased exposure with increasing doses of CTP-543. CTP-543 was well-tolerated across all dose groups and there were no serious adverse events reported in subjects who received CTP-543. In the multiple ascending dose Phase 1 trial of CTP-543, pharmacodynamic analyses were performed to assess the inhibition of IL-6- and IFN-gamma-mediated JAK/STAT signaling. Consistent with the expected pharmacological activity of a JAK1/JAK2 inhibitor, CTP-543 demonstrated a dose-related reduction of IL-6-stimulated phosphorylation of STAT3 in an ex-vivo assay. Also, IFN-gamma-mediated STAT1 signaling, which is believed to play a key role in the pathogenesis of alopecia areata, was significantly inhibited in disease-relevant immune cell types at all doses evaluated.

We also conducted a Phase 1 crossover study evaluating the metabolite profiles of CTP-543 and ruxolitinib. In this study, except for the presence of deuterium, no new metabolites were observed with CTP-543.

A Phase 2a trial to evaluate two sequential doses of CTP-543 (4 and 8 mg twice daily) and a placebo control is ongoing. In April 2018, we announced that patient enrollment in the Phase 2a study was complete. Approximately 90 patients with moderate-to-severe alopecia areata were randomized in the study. The primary outcome measure of the Phase 2a trial is the proportion of patients achieving at least 50% relative reduction in hair loss as measured by the severity of alopecia tool (SALT) score from baseline at Week 24. If appropriate, the protocol may be amended to explore a 12 mg twice daily dose of CTP-543. We expect to announce topline data for the 4 mg and 8 mg cohorts in the fourth quarter of 2018.
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

There is an extensive body of evidence supporting N-methyl-d-aspartate, or NMDA, receptor hypofunction as a key underlying mechanism of schizophrenia. The NMDA receptor comprises two binding domains and, in addition to requiring glutamate binding, activation with a co-agonist such as D-serine or glycine is necessary for NMDA receptor activation. D-serine is the most important human NMDA synaptic co-agonist. It has been postulated for some time that administration of NMDA co-agonists could benefit patients with schizophrenia since there is evidence that plasma and cerebral spinal fluid, or CSF, levels of endogenous D-serine are reduced in patients with schizophrenia.
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

•
AVP-786 is a combination of deudextromethorphan and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders that is being developed under a collaboration with Avanir. In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with Alzheimer’s disease. It expects to enroll approximately 850 patients in two U.S. Phase 3 trials. The U.S. Phase 3 trials are expected to be completed in 2019 and are expected to be part of the submission package. Additionally, in October 2017, Avanir initiated a Phase 3 trial enrolling approximately 400 patients to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with Alzheimer's disease, including U.S. sites and territories outside the United States.

•
CTP-730 is a deuterated analog of apremilast that is being developed under a collaboration with Celgene. Apremilast is a selective phosphodiesterase 4 (PDE4) inhibitor approved in various countries for the treatment of plaque psoriasis and psoriatic arthritis. We have completed the Phase 1 clinical evaluation of CTP-730. Once daily dosing of 50 mg of CTP-730 administered for seven days in the Phase 1 clinical trial demonstrated similar steady state exposure to historical data for 30 mg of apremilast twice daily. Treatment with CTP-730 was generally well-tolerated and no serious adverse events were observed. Celgene is responsible for any development of CTP-730 beyond the completed

Phase 1 clinical trials. Celgene is assessing the path forward for CTP-730. However, CTP-730 has not advanced into new trials at this time.

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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform®, and our core capabilities in deuterium chemistry, to identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $65.0 million since inception through March 31, 2018 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, and other arrangements.

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
We do not expect to generate revenue from product sales unless and until we, or our collaborators, obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain, or believe that we are likely to obtain, marketing approval for any product candidates for which we retain commercialization rights and intend to commercialize a product, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition to using the proceeds from the sale of assets to Vertex, we expect to seek to fund our operations through a combination of equity offerings, debt financings and additional collaborations and licensing arrangements, and other arrangements for at least the next several years. In the future, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would force us to delay, limit, reduce or terminate our research and development programs and could have a material adverse effect on our financial condition and our ability to develop our products. We will need to generate significant revenues to achieve sustained profitability and we may never do so.

Revenue
We have not generated any revenue from the sales of approved products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement, and an asset sale. On January 1, 2018, we adopted ASC 606 using the modified retrospective approach. For detailed information regarding ASC 606 and the actual impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
In the future, we will seek to generate revenue from a combination of product sales and milestone payments and royalties on product sales in connection with our current collaborations with Avanir, Celgene, and Jazz Pharmaceuticals, our asset sale with Vertex, our license to Processa, or other collaborations we may enter into.
Research and development expenses
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salary, benefits, and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials;

•	the cost of acquiring, developing and manufacturing clinical trial materials;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies;

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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation for our employees in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents. In 2017, we also incurred expenses responding to the Federal Trade Commission's requests for information and documentation in connection with their review of the Vertex Asset Purchase Agreement.
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
Unrealized Loss on Marketable Equity Securities

As discussed in Note 2, effective January 1, 2018 we prospectively adopted ASU 2016-01, resulting in the recognition of the effects of changes in fair value of equity securities within net income. Unrealized losses consists of changes in the fair value of common shares of Processa held by us, discussed further in Note 7 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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

Income Taxes

We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of March 31, 2018, we forecast an ordinary pre-tax loss for the year ended December 31, 2018 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three months ended March 31, 2018.

To the extent new information becomes available, we may revise our forecast of ordinary pre-tax income or loss, and therefore the estimated effective tax rate, in future periods. The potential effect of a non-recognized subsequent event is considered in our estimated effective tax rate in the period in which the event occurs.

In accordance with SAB 118, our preliminary estimate of the effects TCJA, including the remeasurement of deferred tax assets and liabilities and the recognition of an income tax benefit related to AMT tax credit carryforwards, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.
Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.

During the three months ended March 31, 2018, we adopted ASC 606, which is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. We applied ASC 606 on January 1, 2018 to all contracts using the modified retrospective approach. For additional details regarding our adoption of ASC 606, refer to Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

With the exception of the adoption of ASC 606, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 1, 2018.

Pending and Recently Adopted Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2018 and 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars.

	Three months ended March 31,
(in thousands)	2018	2017	Change
Revenue:
License and research and development revenue	$10,479	$20	$10,459
Total revenue	10,479	20	10,459
Operating expenses:
Research and development	8,656	8,237	419
General and administrative	5,630	5,253	377
Total operating expenses	14,286	13,490	796
Loss from operations	(3,807)	(13,470)	9,663
Investment income	640	137	503
Unrealized loss on equity securities	(1,296)	—	(1,296)
Net loss	$(4,463)	$(13,333)	$8,870

License and Research and Development Revenue

Total revenue was $10.5 million for the three months ended March 31, 2018 as compared to $20 thousand for the prior year period, an increase of approximately $10.5 million. The increase in revenue in the 2018 period was attributable to the closing of the transaction contemplated by the Amendment with Processa, discussed in detail in Note 7 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. As a result of the adoption, the cumulative impact to retained earnings at January 1, 2018 was $15.8 million. Of the $15.8 million, $16.0 million was attributable to the recognition of a contract asset related to the escrow payment that will come due under our Vertex Asset Purchase Agreement, subject to any indemnification claims that Vertex might make. Because the amount was recognized in the ASC 606 transition adjustment, the escrow payment will not result in additional revenue when the cash is received. For additional details related to our adoption of ASC 606, see Notes 2 and 7 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Subsequent to our adoption of ASC 606, we had deferred revenue as of March 31, 2018 consisting of:

•
$7.8 million related to our collaboration with Celgene, $1.4 million of which is attributable to the CTP-730 program and is currently expected to be recognized as revenue in the next twelve months as we satisfy our remaining research and development activities pursuant to mutually agreed upon development plans, and $6.4 million of which is attributable to two additional license programs that we will not recognize as revenue until Celgene exercises its rights with respect to those programs, or at such time that Celgene's rights lapse, as detailed in Note 7 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q; and

•	$2.8 million related to a payment received from GlaxoSmithKline, or GSK, that we will not recognize as revenue until all repayment obligations lapse.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three months ended March 31, 2018 and 2017, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three Months Ended March 31,
(in thousands)	2018	2017
CTP-543 external costs	$2,054	$1,523
CTP-692 external costs	186	—
CTP-730 external costs	—	12
CTP-656 external costs	—	1,373
External costs for other programs	634	238
Employee and contractor-related expenses	4,511	4,173
Facility and other expenses	1,271	918
Total research and development expenses	$8,656	$8,237
Research and development expenses were $8.7 million for the three months ended March 31, 2018, compared to $8.2 million for the prior year period, an increase of $0.5 million. The increase of $0.5 million in CTP-543 expenses was attributable to ongoing Phase 2 clinical testing. The increase of $0.4 million in external cost for other programs was attributable to increased activity assessing additional pipeline candidates. Employee and contractor-related expenses increased approximately $0.3 million due to an increase in non-cash stock based compensation expense, which was due to RSUs granted in the third quarter of 2017. The decrease in CTP-656 expenses was attributable to the completion of the asset sale to Vertex in 2017.
Facility and other expenses increased $0.4 million due to the recognition of rental expense for the new office and laboratory facility lease entered into December 2017, discussed further in Note 11 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

General and administrative expenses

General and administrative expenses were $5.6 million for the three months ended March 31, 2018, compared to $5.3 million for the prior year period. The increase of $0.3 million was primarily attributable to a $1.1 million increase in compensation expenses, primarily driven by non-cash stock-based compensation expense due to RSUs granted in the third quarter of 2017, and a $0.2 million increase in rental expense for the new office and laboratory facility lease, partially offset by a $0.9 million decrease in professional and legal expenses. The decrease in professional and legal expenses in the 2018 quarter was primarily due to costs incurred in the 2017 quarter for the asset sale with Vertex.

Investment income

Investment income was $0.6 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase in investment income was attributable to an increase in investments due to the upfront payment received from Vertex in the third quarter of 2017.

Unrealized loss on equity securities

During the three months ended March 31, 2018, we granted Processa an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499 in exchange for upfront consideration of 2,090,301 shares of common stock of Processa, discussed further in Note 7 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We recognized an unrealized loss of $1.3 million due to the change in fair value of the underlying equity securities as of March 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of March 31, 2018, we had an accumulated deficit of $65.0 million. We generated net income for fiscal year 2015 due to a one-time payment from Auspex and again in 2017 from the closing of our sale of CTP-656 to Vertex, but we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
On July 25, 2017, the Vertex Asset Purchase Agreement was completed and Vertex paid the Company $160 million in cash consideration, with $16 million of such consideration to initially be held in escrow.
As of March 31, 2018, we had cash and cash equivalents and investments of $191.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three months ended March 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(12,485)	$(13,147)
Investing activities	19,848	(441)
Financing activities	669	1,139
Net increase (decrease) in cash and cash equivalents and restricted cash	$8,032	$(12,449)
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items adjusted during the three months ended March 31, 2018 include the receipt of equity securities from Processa, which was recorded as revenue during the period, as well as the unrealized loss recorded on those securities during the period. Additional details related to the transaction with Processa are discussed further in Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q
During the three months ended March 31, 2018, our operating activities used cash of $12.5 million as compared to cash used by operating activities of $13.1 million during the prior year period. Cash used in operating activities during 2018 was primarily driven by our development activities associated with CTP-692 and CTP-543, our wholly owned development programs. Cash used in operating activities during 2017 was primarily driven by our development activities associated with CTP-543, our wholly owned development program, as well as CTP-656, which was wholly owned at that time and subsequently sold to Vertex in July 2017.
Investing activities. Net cash provided by or used in investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the three months ended March 31, 2018 and 2017 was $7.9 million and $29.6 million, respectively. Net cash provided by maturities of investments for the three months ended March 31, 2018 and 2017 was $28.1 million and $29.3 million, respectively. Purchases of fixed assets for the three months ended March 31, 2018 and 2017 was $0.3 million and $0.2 million, respectively.

Financing activities. During the three months ended March 31, 2018 and 2017, our financing activities provided cash of $0.7 million and $1.1 million, respectively, due to stock option exercise proceeds.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2021. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional collaborations, strategic alliances and licensing arrangements, and other arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any additional committed external sources of funds. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations and these securities may have rights senior to those of our common stock. We may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.

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
Contractual obligations
As of March 31, 2018, the Company's contractual obligations remain consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2018 and December 31, 2017, we had $191.0 million and $203.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of March 31, 2018 would not have a material effect on the fair market value of our cash equivalents and short term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2018.

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
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2018, we implemented certain internal controls in connection with our adoption of ASC 606. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2018, we had an accumulated deficit of $65.0 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations, a patent assignment agreement, and an asset sale. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We believe our existing cash and cash equivalents and investments as of March 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2021. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources. We do not have any committed external source of funds, other than cash held in escrow pursuant to the Vertex asset purchase agreement and potential milestone payments under the asset purchase agreement with Vertex, as well as potential milestone payments and royalties under our agreements with Avanir, Celgene, Jazz Pharmaceuticals, and Processa, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
We have entered into collaborations with Avanir, Celgene, Jazz Pharmaceuticals, and Processa for the development and commercialization of certain of our product candidates and expect to enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates and our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.
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
We may also become involved in opposition, derivation, reexamination, post grant review, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2017, Incyte Corporation filed an inter parties review, or IPR, petition with the PTAB, of the U.S. PTO, challenging the validity of U.S. Patent No. 9,249,149, which claims deuterium-modified versions of ruxolitinib, including CTP-543. In October 2017, the PTAB declined to institute the IPR and in November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. We intend to take necessary actions to vigorously defend the patent. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.
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
For example, CTP-543 is a deuterium-modified version of ruxolitinib. Ruxolitinib is marketed in the U.S. by Incyte Corporation under the name Jakafi. Incyte has patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also has US patent 9,662,335 that broadly claims deuterated analogs of ruxolitinib. On June 27, 2017, we filed a Post Grant Review with the Patent Trial and Appeal Board, or PTAB, seeking to invalidate all claims of Incyte's U.S. Patent No. 9,662,335, which includes claims relating to deuterated ruxolitinib analogs. In January 2018, the PTAB rejected our petition to challenge the validity of the '335 patent. In February 2018, we filed a request for reconsideration of the PTAB's decision, which remains pending. In addition, Columbia University is the assignee of a patent claiming the use of ruxolitinib for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for CTP-543. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market, or prevent us from marketing, CTP-543.

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
In addition, as of May 1, 2018, there were 3,886,596 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of February 26, 2018, there were 132,069 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of December 31, 2017, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 40.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

CONCERT PHARMACEUTICALS, INC.

Date:	May 3, 2018	By:	/s/ Roger Tung

Roger Tung Chief Executive Officer