Form 10-Q
period 2018-06-30
CONCERT PHARMACEUTICALS, INC.
filed 2018-08-02
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 30, 2018: 23,415,025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$58,359	$27,665
Investments, available for sale	121,988	175,500
Marketable equity securities	9,824	—
Interest receivable	511	628
Accounts receivable	25	155
Contract asset (Note 7)	16,000	—
Prepaid expenses and other current assets	2,287	1,786
Total current assets	208,994	205,734
Property and equipment, net	7,698	2,165
Restricted cash	1,557	1,557
Other assets	16	34
Income taxes receivable	2,250	2,246
Total assets	$220,515	$211,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,084	$658
Accrued expenses and other liabilities	3,389	4,299
Income taxes payable	280	46
Deferred revenue, current portion	1,413	1,442
Total current liabilities	6,166	6,445
Deferred revenue, net of current portion	9,120	8,859
Deferred lease incentive, net of current portion	3,521	—
Deferred rent, net of current portion	1,425	—
Total liabilities	20,232	15,304
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2018 and 2017, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 23,491,740 and 23,147,779 shares issued and 23,414,588 and 23,140,378 outstanding in 2018 and 2017, respectively	23	23
Additional paid-in capital	278,867	273,059
Accumulated other comprehensive loss	(328)	(407)
Accumulated deficit	(78,279)	(76,243)
Total stockholders’ equity	200,283	196,432
Total liabilities and stockholders’ equity	$220,515	$211,736
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
License and research and development revenue	$2	$15	$10,481	$35
Operating expenses:
Research and development	8,862	7,285	17,518	15,522
General and administrative	5,514	5,707	11,144	10,960
Total operating expenses	14,376	12,992	28,662	26,482
Loss from operations	(14,374)	(12,977)	(18,181)	(26,447)
Investment income	660	155	1,300	292
Interest and other expense	—	(205)	—	(205)
Unrealized gain (loss) on marketable equity securities	669	—	(627)	—
Loss before tax provision	(13,045)	(13,027)	(17,508)	(26,360)
Provision for income taxes	280	—	280	—
Net Loss	$(13,325)	$(13,027)	$(17,788)	$(26,360)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, available for sale	154	(10)	79	(37)
Comprehensive loss	(13,171)	(13,037)	(17,709)	(26,397)

Net loss per share applicable to common stockholders - basic and diluted	$(0.57)	$(0.58)	$(0.76)	$(1.17)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	23,402	22,579	23,313	22,479
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(17,788)	$(26,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509	493
Stock-based compensation expense	6,103	3,216
Accretion of premiums and discounts on investments	(123)	100
Amortization of discount on loan payable	—	42
Amortization of deferred lease incentive	(393)	(161)
Noncash license consideration (Note 7)	(10,452)	—
Unrealized loss on marketable equity securities	627	—
Loss on disposal of asset	—	4
Changes in operating assets and liabilities:
Accounts receivable	130	(246)
Interest receivable	117	(54)
Prepaid expenses and other current assets	(500)	(965)
Other assets	17	18
Accounts payable	183	455
Accrued expenses and other liabilities	(1,205)	(8)
Income taxes payable	230	—
Deferred rent	1,356	(44)
Deferred revenue	(16)	(25)
Net cash used in operating activities	(21,205)	(23,535)
Investing activities
Purchases of property and equipment	(1,521)	(229)
Purchases of investments	(9,429)	(64,919)
Maturities of investments	63,144	44,583
Net cash provided by (used in) investing activities	52,194	(20,565)
Financing activities
Proceeds from loan, net	—	29,680
Repurchase of common stock pursuant to share surrender	(1,206)	—
Proceeds from exercise of stock options	911	1,456
Net cash (used in) provided by financing activities	(295)	31,136
Net increase (decrease) in cash and cash equivalents and restricted cash	30,694	(12,964)
Cash, cash equivalents and restricted cash at beginning of period	29,222	40,955
Cash, cash equivalents and restricted cash at end of period	$59,916	$27,991
Supplemental cash flow information:
Cash paid for income taxes	$50	$—
Purchases of property and equipment unpaid at period end	$320	$6
Tenant improvements paid by landlord	$4,202	$—
Issuance of stock warrants	$—	$512
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
The Company had cash and cash equivalents and investments of $180.3 million at June 30, 2018. The Company believes that its cash and cash equivalents and investments at June 30, 2018 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $78.3 million through June 30, 2018. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period.
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
With the exception of the adoption of ASU 2014-09 during the three months ended March 31, 2018, discussed in Note 2 "Recently Adopted Accounting Pronouncements" and Note 7, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all related amendments ("ASC 606" or "the new revenue standard"). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts and costs to obtain or fulfill contracts. The Company applied ASC 606 on January 1, 2018 to all contracts using the modified retrospective approach. As a result of the adoption, the cumulative effect to retained earnings at January 1, 2018 was $15.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption of the new standard had an immaterial impact on the Company’s reported revenues, operating income and changes in operating cash flows for the three and six months ended June 30, 2018 as compared to what reported amounts would have been under legacy guidance. The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows:

(Amounts in thousands)	Balance at December 31, 2017	ASC 606 Adjustments	Opening Balance at January 1, 2018
Assets
Contract Asset	$—	$16,000	$16,000

Liabilities and Equity
Deferred revenue, current portion	$1,442	$(14)	$1,428
Deferred revenue, net of current portion	8,859	261	9,120
Retained earnings	76,243	15,753	60,490

The impact of adopting the new revenue standard primarily relates to the treatment of the consideration held in escrow under the Vertex Asset Purchase Agreement. Under previous authoritative guidance, the Company concluded that it would not recognize the Vertex escrow consideration until it was received. However, under ASC 606, the Vertex escrow consideration represents variable consideration and was included in the transaction price at contract inception, discussed further in Note 7. There was no material effect on the accounting for income taxes resulting from the adoption of ASC 606.

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

The restricted cash as of June 30, 2018 and December 31, 2017 is held as collateral for stand-by letters of credit issued by the Company to its landlords in connection with the leases of the Company's Lexington, Massachusetts facilities.

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$58,359	$27,591
Restricted cash	1,557	400
	$59,916	$27,991

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the classification and measurement of investments in equity securities. ASU 2016-01 generally requires that equity investments, except for those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. Effective January 1, 2018, the Company prospectively adopted this new standard resulting in the recognition of the effects of changes in fair value of equity securities within net income (loss) in the condensed consolidated statement of operations and comprehensive loss. Refer to Note 4 for discussion of the Company's marketable equity securities holdings.
Pending Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for the Company on January 1, 2019. The Company is currently evaluating the effect of adopting the requirements of ASU 2016-02 as it relates to the accounting for its facility lease at 65 Hayden Avenue, Lexington, Massachusetts, which was executed in December 2017 and is discussed further in Note 10. The Company is also currently evaluating other contracts to determine if any contain embedded leases. The Company's lease for its 99 Hayden Avenue, Lexington, Massachusetts facility expires in September 2018 and as a result will not be evaluated under the scope of ASU 2016-02.

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

In June 2018, the FASB issued ASU 2018-07 (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company believes that this guidance will not have a significant impact on its condensed consolidated financial statements and related disclosures.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of June 30, 2018 and December 31, 2017 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total
June 30, 2018
Cash equivalents:
Money market funds	$51,295	$—	$—	$51,295
Investments, available for sale:
U.S. Treasury obligations	34,422	—	—	34,422
Government agency securities	47,426	40,140	—	87,566
Marketable equity securities:
Corporate equity securities (Note 7)	9,824	—	—	9,824
Total	$142,967	$40,140	$—	$183,107

	Level 1	Level 2	Level 3	Total
December 31, 2017
Cash equivalents:
Money market funds	$8,108	$—	$—	$8,108
Investments, available for sale:
U.S. Treasury obligations	53,910	—	—	53,910
Government agency securities	88,651	32,939	—	121,590
Total	$150,669	$32,939	$—	$183,608

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
Cash, cash equivalents, available for sale investments, and marketable equity securities included the following at June 30, 2018 and December 31, 2017:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2018
Cash		$7,064	$—	$—	$7,064
Money market funds		51,295	—	—	51,295
Cash and cash equivalents		$58,359	$—	$—	$58,359

U.S. Treasury obligations	109 days	34,470	—	(48)	34,422
Government agency securities	169 days	87,846	—	(280)	87,566
Investments, available for sale		$122,316	$—	$(328)	$121,988

Marketable equity securities (Note 7)		$10,451	$—	$(627)	$9,824

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2017
Cash		$19,557	$—	$—	$19,557
Money market funds		8,108	—	—	8,108
Cash and cash equivalents		$27,665	$—	$—	$27,665

U.S. Treasury obligations	184 days	54,004	—	(94)	53,910
Government agency securities	229 days	121,903	—	(313)	121,590
Investments, available for sale		$175,907	$—	$(407)	$175,500
Although available to be sold to meet operating needs or otherwise (and therefore classified as current assets), securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2018 and 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accrued professional fees and other	$1,076	$628
Employee compensation and benefits	1,286	2,797
Research and development expenses	454	521
Deferred lease incentive, current portion	538	249
Deferred rent, current portion	35	104
	$3,389	$4,299

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2018, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2018 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the six month ended June 30, 2018. On July 25, 2017, the transaction contemplated by the Asset Purchase Agreement with Vertex, as discussed in Note 7, closed and Vertex paid the Company $160 million in cash consideration, with $16 million to be held in escrow. For income tax purposes, the $16 million held in escrow is recognized under the installment method and therefore deferred until the cash is received by the Company. Under the provisions of Section 453A of the Internal Revenue Code, the Company is required to recognize interest on the portion of the installment sale outstanding as of the close of each taxable year that exceeds $5 million. As a result, as of June 30, 2018 the Company recorded a provision of $0.3 million which includes $0.2 million of interest accrued for tax year 2017 and $0.1 million of interest accrued for the first six months of 2018.

In accordance with SAB 118, the Company's preliminary estimate of the effects of the Tax Cuts and Jobs Act, or TCJA, including the remeasurement of deferred tax assets and liabilities and the recognition of an income tax benefit related to AMT tax credit carryforwards, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of its tax returns. During the six months ended June 30, 2018, no adjustments were recorded to the provisional amounts previously recorded. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the tax law.

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
When determining whether the customer has obtained control of the goods or services, the Company considers the point at which the customer may benefit from the goods or services. For licenses to product candidates, revenue is recognized upon grant or transfer of the exclusive license, as the Company's licenses are considered functional in nature. For research, development, and manufacturing activities, revenue is recognized as the work is performed using either the output or input method.
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company's contracts may contain multiple performance obligations if a promise to transfer the individual goods or services is separately identifiable from other promises in the contracts and, therefore, is considered distinct. For contracts with multiple performance obligations, the Company determines the standalone selling price of each performance obligation and allocates the total transaction price using the relative selling

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

price basis. The Company recognizes performance obligations based on their nature, as discussed above in the revenue recognition section.
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
Under ASC 606, the Company estimates the amount of consideration to which it will be entitled in exchange for satisfying performance obligations. Based on the Company’s current contracts, variable consideration primarily exists in the following forms: development and regulatory milestones, royalties and sales-based milestones, and consideration held in escrow for indemnification purposes. The Company utilizes the "most likely amount" variable consideration method for estimating development and regulatory milestone consideration to include in the transaction price and the “expected value” variable consideration method for the consideration held in escrow for indemnification purposes. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company refers to this as the variable consideration constraint. Due to the uncertainty associated with the occurrence of the underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of those development and regulatory milestones received to date, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of the ASC 606 transition date and as of June 30, 2018 and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will re-assess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets
As of January 1, 2018, the Company identified a contract asset of $16.0 million associated to the Vertex indemnification payment currently held in escrow. As the receipt of the Vertex indemnification consideration involves more than the passage of time, the consideration was concluded to be conditional and therefore classified as a contract asset. As of June 30, 2018, there have been no changes to the balance of the Company's contract asset from the date of adoption of ASC 606.
Contract Liabilities
As of January 1, 2018, the Company identified contract liabilities of $10.5 million related to unsatisfied performance obligations as well as variable consideration paid in advance but currently constrained from recognition. Contract liabilities are presented as deferred revenue and classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. No deferred revenue was recognized into revenue during the three months ended June 30, 2018. During the six months ended June 30, 2018, $16 thousand of deferred revenue was recognized into revenue. As of June 30, 2018, the Company recorded $10.5 million of contract liabilities in the condensed consolidated statement of financial position.
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
The Company does not have any obligation to conduct any research or development activities for any of the additional programs unless and until Celgene exercises its rights with respect to such program and pays the applicable exercise fee. If Celgene exercises its rights with respect to any additional program and pays the Company the applicable exercise fee, the Company is responsible, at its own expense, for conducting research and development activities for such program pursuant to agreed-upon development plans until the completion of Phase 1 clinical trial, which will be defined in each development plan on a program-by-program basis. In addition, if Celgene exercises its rights with respect to the option program and pays the Company the applicable option exercise fee, the Company is responsible for seeking to generate a deuterated compound for clinical development in the selected option program. Oversight of the development program for each program under the Celgene Agreement is guided by separate JSCs.
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
During the three months ended June 30, 2018 and June 30, 2017, the Company recognized no revenue for the R&D Services and Supply Performance Obligations as no services were performed. During the six months ended June 30, 2018, the Company recognized $16 thousand for the R&D Services and Supply Performance Obligations, as compared to the $21 thousand recognized during the six months ended June 30, 2017. The revenue in the prior year period was recognized in accordance with legacy authoritative guidance. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2018, there was $7.8 million of deferred revenue related to the Company’s collaboration with Celgene, consisting of $1.3 million related to the R&D Services Performance Obligation, $0.1 million related to the Supply Performance Obligation and $6.4 million related to the First and Second Discount Performance Obligations. The Company classified the $1.4 million related to the R&D Services Performance Obligation and the Supply Performance Obligation as a current liability and the $6.4 million related to the First and Second Discount Performance Obligations as a noncurrent liability in the accompanying condensed consolidated balance sheet.
Avanir
In February 2012, the Company entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, under which the Company granted Avanir an exclusive worldwide license to develop, manufacture and commercialize deudextromethorphan-containing products. Avanir is currently focused on developing AVP-786, which is a combination of a deudextromethorphan and an ultra-low dose of quinidine. Subsequent to the Company’s agreement, Avanir was acquired by Otsuka Pharmaceutical Co., Ltd. and it is now a wholly owned subsidiary of Otsuka America, Inc.
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
For the three and six months ended June 30, 2018, the Company did not recognize revenue as compared to $15 thousand and $22 thousand for the three and six months ended June 30, 2017, respectively, related to the performance of development support services. The revenue in the prior year period was recognized in accordance with legacy authoritative guidance.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Revenue Arrangements
Vertex
On March 3, 2017, the Company and Vertex entered into an Asset Purchase Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company sold and assigned to Vertex, CTP-656, a deuterated analog of ivacaftor now known as VX-561, and other cystic fibrosis assets of the Company. On July 25, 2017, the Closing Date, the transaction contemplated by the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to be held in escrow. There are no refund provisions with the exception of the amount held in escrow for potential indemnification for a period of eighteen months.
Additionally, upon the achievement of certain milestone events, Vertex has agreed to pay the Company an aggregate of up to $90 million. Of this amount, $50 million will become payable to the Company upon receipt of FDA marketing approval for a combination treatment regimen containing VX-561, for patients with cystic fibrosis, and $40 million will become payable to the Company upon completion of a pricing and reimbursement agreement in the first of the United Kingdom, Germany or France with respect to a combination treatment regimen containing VX-561 for patients with cystic fibrosis.
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
The Asset Purchase Agreement with Vertex contains a single performance obligation: all rights to develop, manufacture, and commercialize deuterated analogs of ivacaftor related to the CTP-656 program, including all intellectual property, permits and registrations, and records, documentation, and regulatory filings, in addition to an obligation to perform research and testing consulting services to facilitate the transfer of materials, documents, and knowledge up to the close of the Asset Purchase Agreement, referred to as the Transfer of IP Performance Obligation.
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
The Vertex indemnification variable consideration represents a contract asset to be released from escrow 18 months following the Closing Date assuming no indemnity claims by Vertex. As of June 30, 2018, there was $16.0 million in contract assets classified as current assets in the accompanying condensed consolidated balance sheet.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Under the new revenue standard, the $2.8 million payment represents variable consideration that is fully constrained as of the ASC 606 adoption date due to the likelihood the Company may be required to repay GSK as a result of the transaction contemplated by the License and Option Agreement with Promet Therapeutics, LLC, discussed further in this Note 7. The $2.8 million payment is a contract liability that is classified as deferred revenue as of June 30, 2018 and will not be recognized as revenue until the repayment obligation lapses.
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

The Amendment contained one performance obligation: an exclusive, worldwide, royalty-bearing license to develop, commercialize and sublicense CTP-499. The Company determined that the transaction price was $10.5 million, which was based on the fair value of the noncash consideration received on March 19, 2018, which consisted of 2,090,301 shares of publicly traded common stock of Processa. The transaction price of $10.5 million was allocated to the single performance obligation. The performance obligation was considered satisfied at contract inception as the exclusive license transferred control to the customer at this point in time. Accordingly, revenue of $10.5 million was recognized during the first quarter of 2018.

Subsequent changes to the fair value of the underlying securities is recognized as unrealized gains or losses on marketable equity securities within the condensed consolidated statement of operations and comprehensive income (loss).
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

As of June 30, 2018, the Company recognized $10.5 million in revenue related to the transfer of the license.

8. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of June 30, 2018, the Company has granted awards in the form of stock options and restricted stock units (the "RSUs"). The stock options generally have been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant, a vesting period of three or four years, and all options expire no later than ten years from the date of grant.
Effective January 1, 2018, an additional 925,615 shares were added to the Company’s 2014 Stock Incentive Plan (the "2014 Plan"), for future issuance pursuant to the terms of the 2014 Plan. As of June 30, 2018, there were 1,356,655 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,274	$686	$2,801	$1,403
General and administrative	1,530	887	3,302	1,813
Total stock-based compensation expense	$2,804	$1,573	$6,103	$3,216

Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three and six months ended June 30, 2018 and 2017 reflect the following weighted-average assumptions:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	77.10%	78.30%	77.17%	78.16%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.77%	2.02%	2.64%	2.07%
Expected dividend yield	—%	—%	—%	—%
For the three and six months ended June 30, 2018 and 2017, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$13.38	$9.29	$18.14	$7.66
Aggregate grant date fair value of options vested during the period	$2,268	$1,691	$3,729	$2,967
Total cash received from exercises of stock options	$242	$317	$911	$1,456
Total intrinsic value of stock options exercised	$243	$645	$2,352	$3,309
The following is a summary of stock option activity for the six months ended June 30, 2018:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2017	2,889,722	$11.25
Granted	921,343	$26.61
Exercised	(169,911)	$7.43
Forfeited or expired	(19,877)	$18.13
Outstanding at June 30, 2018	3,621,277	$15.30	7.38	$14,543
Exercisable at June 30, 2018	1,825,536	$11.21	6.26	$10,766
Vested and expected to vest at June 30, 2018(1)	3,457,648	$15.04	7.32	$14,230

(1)
This represents the number of vested stock option shares as of June 30, 2018, plus the number of unvested stock option shares that the Company estimated as of June 30, 2018 would vest, based on the unvested stock option shares at June 30, 2018 and an estimated forfeiture rate of 7%.

As of June 30, 2018, there was $21.1 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

Restricted Stock Units

On July 6, 2017, the Company granted 0.5 million restricted stock units, or RSUs, to executives and employees. The awards granted to employees are service-based, whereas the awards granted to executives are a blend of service-based and performance-based. Assuming all service and performance conditions were achieved, fifty percent of the RSUs would vest on

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2018, and the remaining fifty percent of the RSUs will vest on March 31, 2019. Certain executive awards were subject to the achievement of defined performance criteria prior to March 31, 2018, including the closing of the Asset Purchase Agreement with Vertex Pharmaceuticals, Inc. and the institution by the Patent Trial and Appeal Board ("PTAB") of the Post Grant Review ("PGR") petition filed by the Company against Incyte Corporation. In January 2018, the PTAB decided not to institute the PGR petition and, as a result, the corresponding performance-based awards did not vest on March 31, 2018.

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

RSUs are not included in issued and outstanding common stock until the shares are vested and released. As of June 30, 2018, 174,050 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.
The following is a summary of RSU activity, including both service-based and performance-based RSUs for the six months ended June 30, 2018:

	Number of RSU Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2017	517,300	$13.87
Granted	—	$—
Released	(174,050)	$13.87
Forfeited	(114,700)	$13.87
Outstanding at June 30, 2018	228,550	$13.87

As of June 30, 2018, there was $1.8 million of unrecognized compensation cost related to RSUs that are expected to vest. This amount excludes compensation cost related to RSUs where the performance conditions are not considered probable of being satisfied. The costs from RSUs likely to vest are expected to be recognized over a weighted average remaining vesting period of 0.8 years.

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
The following table illustrates the determination of loss per share for each period presented.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, expect per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(13,325)	$(13,027)	$(17,788)	$(26,360)
Denominator:
Weighted average shares outstanding - basic	23,402	22,579	23,313	22,479
Dilutive stock options	—	—	—	—
Dilutive warrants	—	—	—	—
Weighted average shares outstanding - diluted	23,402	22,579	23,313	22,479

Net loss per share applicable to common stockholders - basic and diluted	$(0.57)	$(0.58)	$(0.76)	$(1.17)
Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	786	637	880	610
Stock awards	140	—	254	—
Warrants	132	132	132	132

10. Commitments

In December 2017, the Company entered into an agreement to lease approximately 55,500 square feet of office and laboratory space in a new location at 65 Hayden Avenue, Lexington, Massachusetts (the "Premises"). The Company expects to relocate its operations to the Premises in the third quarter of 2018 prior to the expiration of the lease agreement for its current office and laboratory space on September 30, 2018. For additional details related to the lease agreement, refer to Note 11 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 1, 2018.

The Company began recognizing rent expense relating to 65 Hayden Avenue on a straight line basis beginning on January 1, 2018, which was determined to be the lease commencement date. The Company recognized $1.4 million in rent expense relating to this property during the six months ended June 30, 2018.

The Company's lease agreement calls for a tenant improvement allowance of $5.0 million for certain permitted costs related to the design and construction of Company improvements to the Premises. The Company is accounting for the tenant improvements as a lease incentive obligation to be amortized against operating lease expense on a straight-line basis over the term of the Lease. The leasehold improvements will be recognized as assets and amortized on a straight-line basis over the term of the Lease. The Company recorded leasehold improvement assets and a corresponding lease incentive obligation of $4.2 million for design and construction improvements completed during the six month period ended June 30, 2018. The lease incentive of $5.0 million is being amortized over the lease term on a straight line basis beginning on January 1, 2018, or the lease commencement date.

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

OVERVIEW
We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with previously studied compounds, including approved drugs, which we believe may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage its known activity to expand into new indications and may enable compounds not otherwise well-suited for human drug development to be clinically developed. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas.  We have a pipeline of clinical candidates as well as research efforts to identify new product candidates.

Product Candidate	Lead Indication(s)	Phase I	Phase 2	Phase 3	Market	Worldwide Rights
CTP-543 Deuterated ruxolitinib	Alopecia Areata					CoNCERT Pharmaceuticals Inc.
CTP-692 Deuterated D-serine	Schizophrenia					CoNCERT Pharmaceuticals Inc.
AVP-786 Deudextromethorphan	Alzheimer's Agitation Neurologic/Psychiatric Indications					AVANIR pharmaceuticals Otsuka
CTP-730 Deuterated apremilast	Inflammatory Diseases					Celgene
JZP-386 Deuterated sodium oxybate	Narcolepsy					Jazz Pharmaceuticals

CTP-543
Background on Alopecia Areata
Alopecia areata is a chronic autoimmune disease affecting approximately 650,000 Americans at any given time that results in partial or complete loss of hair on the scalp and/or body. Alopecia areata occurs when the immune system attacks the hair follicles and is characterized as non-scarring hair loss. It presents in a number of patterns including:

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

There is an extensive body of evidence supporting N-methyl-d-aspartate, or NMDA, receptor hypofunction as a key underlying mechanism of schizophrenia. The NMDA receptor comprises two binding domains and, in addition to requiring glutamate binding, activation with a co-agonist such as D-serine or glycine is necessary for NMDA receptor activation. D-serine is the most important human NMDA synaptic co-agonist. It has been postulated for some time that administration of NMDA co-agonists could benefit patients with schizophrenia since there is evidence that plasma and cerebral spinal fluid, or CSF, levels of endogenous D-serine are reduced in patients with schizophrenia. In addition, higher activity of the D-serine-metabolizing enzyme D-amino acid oxidase has been reported in post-mortem brain tissue of patients with schizophrenia than in normal individuals.
CTP-692 Opportunity
CTP-692 is a selective deuterium-modified analog of the endogenous amino acid, D-serine. Based on published preclinical and clinical effects of D-serine, the Company believes that CTP-692 has the potential to help restore NMDA receptor activity in key areas of the brain to improve clinical outcomes in patients with schizophrenia. Clinical studies have shown that levels of D-serine measured in the plasma and CSF of patients with schizophrenia are significantly lower than healthy controls. Academic studies have demonstrated that oral dosing of D-serine can result in dose-dependent improvement in positive, negative, and cognitive symptoms in patients with schizophrenia when added to D2 antipsychotics. However, preclinical studies have demonstrated that D-serine can cause nephrotoxicity in rats. In addition, in some patients who received high doses of D-serine, clinical findings suggesting renal impairment were observed. As a result, the clinical development of D-serine has historically been limited.
In preclinical studies, CTP-692 has shown clear dose separation from D-serine in causing increased levels of serum creatinine and blood urea nitrogen, suggesting that CTP-692 could have a larger therapeutic window. CTP-692 also provides greater exposure than doses of D-serine. It therefore may be better-suited for development as a human therapeutic agent. CTP-692 will be developed as an adjunctive therapy along with standard antipsychotic medicines in patients with schizophrenia. Based on previous clinical studies of D-serine in patients with schizophrenia and other neurological diseases, Concert has designed CTP-692 to have similar pharmacology to D-serine and potentially improve upon its safety profile.
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

•
AVP-786 is a combination of deudextromethorphan and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders that is being developed under a collaboration with Avanir. In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with Alzheimer’s disease. It expects to enroll approximately 850 patients in two U.S. Phase 3 trials. The U.S. Phase 3 trials are expected to be completed in 2019 and are expected to be part of the submission package. Additionally, in October 2017, Avanir initiated a Phase 3 trial which is expected to enroll approximately 400 patients to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with Alzheimer's disease in territories outside the United States.

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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform®, and our core capabilities in deuterium chemistry, to identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $78.3 million since inception through June 30, 2018 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale, and other arrangements.

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
In the future, we will seek to generate revenue from a combination of product sales, milestone payments or royalties on product sales in connection with our current collaborations with Avanir, Celgene, and Jazz Pharmaceuticals, our asset sale with Vertex, our license to Processa, or other collaborations we may enter into.
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
The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and completion costs of the current or future clinical trials of any of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope and rate of progress of our ongoing as well as any additional clinical trials and other research and development activities;

•	conduct of and results from ongoing as well as any additional clinical trials and research and development activities;

•	significant and changing government and regulatory body regulation;

•	the terms and timing and receipt of any regulatory approvals;

•	the performance of our collaborators;

•	our ability to manufacture any of our product candidates that we are developing or may develop in the future; and

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
Unrealized Gains (Losses) on Marketable Equity Securities

As discussed in Note 2, effective January 1, 2018 we prospectively adopted ASU 2016-01, resulting in the recognition of the effects of changes in fair value of equity securities within net income. Unrealized gains (losses) on marketable equity securities consists of changes in the fair value of common shares of Processa held by us, discussed further in Note 7 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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

Income Taxes

We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of June 30, 2018, we forecast an ordinary pre-tax loss for the year ended December 31, 2018 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three and six months ended June 30, 2018.

We recorded a provision for income taxes of $0.3 million during the six months ended June 30, 2018 for interest owed to Federal and State tax authorities. The $16 million held in escrow from the Asset Purchase Agreement with Vertex is recognized under the installment sale method and therefore deferred for income tax purposes until the cash is received. Under the provisions of Section 453A of the Internal Revenue Code, we are required to recognize interest on the portion of the installment sale outstanding as of the close of each taxable year that exceeds $5 million. Refer to Note 7 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details related to our Asset Purchase Agreement with Vertex.

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

We adopted ASC 606 effective January 1, 2018, which is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. We applied ASC 606 on January 1, 2018 to all contracts using the modified retrospective approach. For additional details regarding our adoption of ASC 606, refer to Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars.

	Three months ended June 30,
(in thousands)	2018	2017	Change
Revenue:
License and research and development revenue	$2	$15	$(13)
Total revenue	2	15	(13)
Operating expenses:
Research and development	8,862	7,285	1,577
General and administrative	5,514	5,707	(193)
Total operating expenses	14,376	12,992	1,384
Loss from operations	(14,374)	(12,977)	(1,397)
Investment income	660	155	505
Interest and other expense	—	(205)	205
Unrealized gain on equity securities	669	—	669
Loss before tax provision	(13,045)	(13,027)	(18)
Provision for income taxes	280	—	280
Net Loss	$(13,325)	$(13,027)	$(298)

License and Research and Development Revenue

Total revenue was $2 thousand for the three months ended June 30, 2018 as compared to $15 thousand for the prior year period, a decrease of $13 thousand. The decrease in revenue in the 2018 period was attributable to a decrease in our activities related to development support services performed under our collaboration with Jazz Pharmaceuticals.
Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. As a result of the adoption, the cumulative impact to retained earnings at January 1, 2018 was $15.8 million. Of the $15.8 million, $16.0 million was attributable to the recognition of a contract asset related to the escrow payment that will come due under our Vertex Asset Purchase Agreement, subject to any indemnification claims that Vertex might make. Because the amount was recognized in the ASC 606 transition adjustment, the escrow payment will not result in additional revenue when the cash is received. For additional details related to our adoption of ASC 606, see Notes 2 and 7 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Subsequent to our adoption of ASC 606, we had deferred revenue as of June 30, 2018 consisting of:

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

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the three months ended June 30, 2018 and 2017, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Three Months Ended June 30,
(in thousands)	2018	2017
CTP-543 external costs	$2,133	$929
CTP-692 external costs	764	—
CTP-656 external costs	—	1,308
External costs for other programs	515	300
Employee and contractor-related expenses	4,133	3,842
Facility and other expenses	1,317	906
Total research and development expenses	$8,862	$7,285
Research and development expenses were $8.9 million for the three months ended June 30, 2018, compared to $7.3 million for the prior year period, an increase of $1.6 million. The increase of $1.2 million in CTP-543 expenses was attributable to the ongoing Phase 2 clinical study. The increase of $0.8 million in CTP-692 expenses was attributable to preclinical studies and the manufacture of clinical drug product to support the advancement of the program into Phase 1 clinical trials. The increase of $0.2 million in external cost for other programs was attributable to increased activity assessing additional pipeline candidates. Employee and contractor-related expenses increased approximately $0.3 million due to an increase in non-cash stock based compensation expense, which was due to RSUs granted in the third quarter of 2017. Facility and other expenses increased $0.4 million due to the recognition of rental expense for the new office and laboratory facility lease entered into December 2017, discussed further in Note 11 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. These increases were offset by a decrease in CTP-656 expenses that was attributable to the completion of the asset sale to Vertex in 2017.

General and administrative expenses

General and administrative expenses were $5.5 million for the three months ended June 30, 2018, compared to $5.7 million for the prior year period. The decrease of $0.2 million was primarily attributable to a $1.0 million decrease in professional and legal expenses, offset by a $0.8 million increase in compensation expenses, primarily driven by non-cash stock-based compensation expense due to RSUs granted in the third quarter of 2017. The decrease in professional and legal expenses in the 2018 period was primarily due to costs incurred in the 2017 period for the asset sale with Vertex and the defense of our CTP-543 patent.

Investment income

Investment income was $0.7 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. The increase in investment income was attributable to an increase in investments held during the 2018 period.

Unrealized gain on equity securities

During the three months ended June 30, 2018, we granted Processa an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499 in exchange for upfront consideration of 2,090,301 shares of common stock of Processa, discussed further in Note 7 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We recognized an unrealized gain of $0.7 million for the three months ended June 30, 2018 due to the change in fair value of the underlying equity securities.

Provision for Income Taxes

Income tax expense was $0.3 million for the three months ended June 30, 2018, compared to no expense for the prior year period. We recorded a provision for income taxes of $0.3 million in the current period for interest owed to Federal and State tax authorities due to the deferral of $16 million in income from Vertex for cash currently held in escrow, as discussed further in Note 6 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the six months ended June 30, 2018 and 2017
The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars.

	Six months ended June 30,
(in thousands)	2018	2017	Change
Revenue:
License and research and development revenue	$10,481	$35	$10,446
Total revenue	10,481	35	10,446
Operating expenses:
Research and development	17,518	15,522	1,996
General and administrative	11,144	10,960	184
Total operating expenses	28,662	26,482	2,180
Loss from operations	(18,181)	(26,447)	8,266
Investment income	1,300	292	1,008
Interest and other expense	—	(205)	205
Unrealized loss on equity securities	(627)	—	(627)
Loss before tax provision	(17,508)	(26,360)	8,852
Provision for income taxes	280	—	280
Net Loss	$(17,788)	$(26,360)	$8,572

License and Research and Development Revenue

Total revenue was $10.5 million for the six months ended June 30, 2018 as compared to $35 thousand for the prior year period, an increase of approximately $10.5 million. The increase in revenue in the 2018 period was attributable to the closing of the transaction contemplated by the Amendment with Processa, discussed in Note 7 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the six months ended June 30, 2018 and 2017, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Six Months Ended June 30,
(in thousands)	2018	2017
CTP-543 external costs	$4,187	$2,452
CTP-692 external costs	950	—
CTP-656 external costs	—	2,681
External costs for other programs	1,149	550
Employee and contractor-related expenses	8,645	8,015
Facility and other expenses	2,587	1,824
Total research and development expenses	$17,518	$15,522
Research and development expenses were $17.5 million for the six months ended June 30, 2018, compared to $15.5 million for the prior year period, an increase of $2.0 million. The increase of $1.7 million in CTP-543 expenses was attributable to the ongoing Phase 2 clinical study. The increase of $1.0 million in CTP-692 expenses was attributable to preclinical studies and the manufacture of clinical drug product to support the advancement of the program into Phase 1 clinical trials. The increase of $0.6 million in external cost for other programs was attributable to increased activity assessing additional pipeline candidates. Employee and contractor-related expenses increased approximately $0.6 million due to an increase in non-cash stock based compensation expense, which was due to RSUs granted in the third quarter of 2017. Facility and other expenses increased $0.8 million due to the recognition of rental expense for the new office and laboratory facility lease entered into December 2017, discussed further in Note 11 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. These increases were offset by a decrease in CTP-656 expenses, attributable to the completion of the asset sale to Vertex in 2017.

General and administrative expenses

General and administrative expenses were $11.1 million for the six months ended June 30, 2018, compared to $11.0 million for the prior year period. The increase of $0.1 million was primarily attributable to a $1.9 million increase in compensation expenses, primarily driven by non-cash stock-based compensation expense due to RSUs granted in the third quarter of 2017, and a $0.5 million increase in rental expense for the new office and laboratory facility lease, partially offset by a $2.2 million decrease in professional and legal expenses. The decrease in professional and legal expenses in the 2018 period was primarily due to costs incurred in the 2017 period for the asset sale with Vertex and the defense of our CTP-543 patent.

Investment income

Investment income was $1.3 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. The increase in investment income was attributable to an increase in investments held during the 2018 period.

Unrealized loss on equity securities

During the six months ended June 30, 2018, we granted Processa an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499 in exchange for upfront consideration of 2,090,301 shares of common stock of Processa, discussed further in Note 7 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We have recognized an unrealized loss of $0.6 million during the six months ended June 30, 2018 due to the change in fair value of the underlying equity securities as of June 30, 2018.

Provision for Income Taxes

Income tax expense was $0.3 million for the six months ended June 30, 2018, compared to no expense for the prior year period. We recorded a provision for income taxes of $0.3 million in the current period for interest owed to Federal and State tax authorities due to the deferral of $16 million in income from Vertex for cash currently held in escrow, as discussed further in Note 6 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of June 30, 2018, we had an accumulated deficit of $78.3 million. We generated net income for fiscal year 2015 due to a payment from Auspex and again in 2017 from the closing of our sale of CTP-656 to Vertex, but we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
On July 25, 2017, the Vertex Asset Purchase Agreement was completed and Vertex paid us $160 million in cash consideration, with $16 million of such consideration to initially be held in escrow.
As of June 30, 2018, we had cash and cash equivalents and investments of $180.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(21,205)	$(23,535)
Investing activities	52,194	(20,565)
Financing activities	(295)	31,136
Net increase (decrease) in cash and cash equivalents and restricted cash	$30,694	$(12,964)
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items adjusted during the six months ended June 30, 2018 include stock-based compensation, the non-cash revenue recognized from the receipt of equity securities from Processa, as well as the unrealized loss recorded on those securities during the period. Additional details related to the transaction with Processa are discussed further in Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
During the six months ended June 30, 2018, our operating activities used cash of $21.2 million as compared to cash used by operating activities of $23.5 million during the prior year period. Cash used in operating activities during 2018 was primarily driven by our development activities associated with CTP-692 and CTP-543, our wholly owned development programs. Cash used in operating activities during 2017 was primarily driven by our development activities associated with CTP-543, our wholly owned development program, as well as CTP-656, which was wholly owned at that time and subsequently sold to Vertex in July 2017.
Investing activities. Net cash provided by or used in investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the six months ended June 30, 2018 and 2017 was $9.4 million and $64.9 million, respectively. Net cash provided by maturities of investments for the six months ended June 30, 2018 and 2017 was $63.1 million and $44.6 million, respectively. Purchases of fixed assets for the six months ended June 30, 2018 and 2017 was $1.5 million and $0.2 million, respectively. The increase in the purchases of fixed assets during the 2018 period is primarily due to new office and laboratory equipment purchased to support the new office and laboratory space at 65 Hayden, Lexington, Massachusetts, discussed further in Note 11 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Financing activities. During the six months ended June 30, 2018 and 2017, our financing activities used cash of $0.3 million and provided cash of $31.1 million, respectively. The cash used in financing activities during the six months ended June 30, 2018 was attributable to withholding taxes paid in lieu of shares surrendered upon the vesting of restricted stock. The cash provided by financing activities during the six months ended June 30, 2017 was attributable to net proceeds of $29.7 million under our Loan Agreement with Hercules as well as $1.5 million attributable to proceeds from the exercise of stock options.

Operating capital requirements

We do not anticipate commercializing any of our product candidates for several years. Although we generated net income in 2017 and 2015 due to payments from Vertex and Auspex, respectively, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products for which we retain commercialization rights. We are subject to all of the risks incident in the development of new drug products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, as well as additional risks stemming from the unproven nature of deuterated drugs.

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2021. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual obligations
As of June 30, 2018, the Company's contractual obligations remain consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2018 and December 31, 2017, we had $180.3 million and $203.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of June 30, 2018 would not have a material effect on the fair market value of our cash equivalents and short term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2018.

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
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2018, we implemented certain internal controls in connection with our adoption of ASC 606. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2018, we had an accumulated deficit of $78.3 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations, a patent assignment agreement, and an asset sale. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We believe our existing cash and cash equivalents and investments as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2021. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
Even if one of our product candidates, including those licensed to our collaborators, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors, and formulary decision-makers, and others in the medical or patient communities. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. If any of our product candidates receive negative publicity, patients may choose not to request them even if approved, or may not comply with taking them as prescribed.

Efforts to educate the medical community, and formulary decision-makers, and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, including those licensed to our collaborators, if approved for commercial sale, will depend on a number of factors, including:

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
The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of neurologic disorders, autoimmune disorders and inflammation, which are key indications for our development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, simpler to use, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop or acquire, or which are marketed more effectively, which could render our product candidates obsolete and noncompetitive.
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
We are developing CTP-543 as an oral agent for the treatment of moderate-to-severe alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. Ruxolitinib is a Janus kinase, or JAK, inhibitor. A number of companies are pursuing development of oral JAK inhibitors with a range of subtype selectivities for the treatment of alopecia areata, including Aclaris Therapeutics, Eli Lilly and Pfizer.

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
Many pharmaceutical and biotechnology companies have begun to cover deuterated analogs of their product candidates in patent applications and may develop these deuterated compounds. Some of these pharmaceutical and biotechnology companies may have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. In addition, other companies are utilizing deuterium substitution for drug development, including Alkeus Pharmaceuticals, Inc.
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
To the extent we, or our collaborators, market products that are deuterated analogs of generic drugs that are approved or will be approved while we market our products in territories in which the generic drug is available, our products may compete against these generic products and the sales of our products could be adversely affected.
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
For example, CTP-543 is a deuterium-modified version of ruxolitinib. Ruxolitinib is marketed in the U.S. by Incyte Corporation under the name Jakafi. Incyte has patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also has US patent 9,662,335 that broadly claims deuterated analogs of ruxolitinib. On June 27, 2017, we filed a Post Grant Review with the Patent Trial and Appeal Board, or PTAB, seeking to invalidate all claims of Incyte's U.S. Patent No. 9,662,335, which includes claims relating to deuterated ruxolitinib analogs. In January 2018, the PTAB rejected our petition to challenge the validity of the '335 patent. In February 2018, we filed a request for reconsideration of the PTAB's decision and in May 2018, the request was denied. In addition, Columbia University is the assignee of a patent claiming the use of ruxolitinib for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for CTP-543. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market, or prevent us from marketing, CTP-543.

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
Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.
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
In addition, as of July 30, 2018, there were 3,620,840 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of July 30, 2018, there were 132,069 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.
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
As of June 30, 2018, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 40.4% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

CONCERT PHARMACEUTICALS, INC.

Date:	August 2, 2018	By:	/s/ Roger Tung

Roger Tung Chief Executive Officer