Form 10-Q
period 2018-09-30
CONCERT PHARMACEUTICALS, INC.
filed 2018-11-01
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36310
_____________________
CONCERT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_____________________

Delaware	20-4839882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Hayden Avenue, Suite 3000N Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)
(781) 860-0045
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 29, 2018: 23,429,388

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$39,597	$27,665
Investments, available for sale	128,923	175,500
Marketable equity securities	9,092	—
Interest receivable	514	628
Accounts receivable	144	155
Contract asset (Note 7)	16,000	—
Prepaid expenses and other current assets	1,790	1,786
Total current assets	196,060	205,734
Property and equipment, net	8,609	2,165
Restricted cash	1,557	1,557
Other assets	8	34
Income taxes receivable	2,322	2,246
Total assets	$208,556	$211,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,214	$658
Accrued expenses and other liabilities	4,299	4,299
Income taxes payable	418	46
Deferred revenue, current portion	1,413	1,442
Total current liabilities	7,344	6,445
Deferred revenue, net of current portion	9,120	8,859
Deferred lease incentive, net of current portion	4,202	—
Deferred rent, net of current portion	2,137	—
Total liabilities	$22,803	$15,304
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2018 and 2017, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 23,509,404 and 23,147,779 shares issued and 23,428,301 and 23,140,378 outstanding in 2018 and 2017, respectively	23	23
Additional paid-in capital	281,636	273,059
Accumulated other comprehensive loss	(241)	(407)
Accumulated deficit	(95,665)	(76,243)
Total stockholders’ equity	185,753	196,432
Total liabilities and stockholders’ equity	$208,556	$211,736
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
License and research and development revenue	$11	$17	$10,492	$52
Other revenue	—	143,827	—	143,827
Total revenue	11	143,844	10,492	143,879
Operating expenses:
Research and development	11,031	7,136	28,549	22,658
General and administrative	6,320	4,875	17,464	15,835
Total operating expenses	17,351	12,011	46,013	38,493
(Loss) Income from operations	(17,340)	131,833	(35,521)	105,386
Investment income	703	450	2,003	742
Interest and other expense	—	(609)	—	(814)
Loss on extinguishment of debt	—	(1,432)	—	(1,432)
Unrealized loss on marketable equity securities	(732)	—	(1,359)	—
(Loss) Income before tax provision	(17,369)	130,242	(34,877)	103,882
Provision for income taxes	18	2,177	298	2,177
Net (loss) income	$(17,387)	$128,065	$(35,175)	$101,705
Other comprehensive income (loss):
Unrealized gain (loss) on investments, available for sale, net of tax of $47 thousand during the three and nine months ended September 30, 2018, respectively	87	(23)	166	(60)
Comprehensive (loss) income	(17,300)	128,042	(35,009)	101,645

Net (loss) income attributable to common stockholders - basic	(17,387)	127,324	(35,175)	101,272
Net (loss) income attributable to common stockholders - diluted	(17,387)	127,347	(35,175)	101,284

Net (loss) income per share applicable to common stockholders
Basic	$(0.74)	$5.61	$(1.51)	$4.49
Diluted	$(0.74)	$5.44	$(1.51)	$4.37

Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders:
Basic	23,421	22,694	23,349	22,551
Diluted	23,421	23,421	23,349	23,195
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net (loss) income	$(35,175)	$101,705
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	875	749
Stock-based compensation expense	8,834	5,713
Accretion of premiums and discounts on investments	(234)	106
Amortization of discount on loan payable	—	166
Amortization of deferred lease incentive	(589)	(242)
Noncash license consideration (Note 7)	(10,452)	—
Other noncash items	(46)	—
Unrealized loss on marketable equity securities	1,359	—
Loss on disposal of asset	52	4
Loss on extinguishment of debt	—	1,432
Changes in operating assets and liabilities:
Accounts receivable	155	19
Interest receivable	115	(471)
Prepaid expenses and other current assets	(4)	(569)
Other assets	26	26
Accounts payable	457	(64)
Accrued expenses and other liabilities	(100)	(507)
Income taxes receivable	(77)	—
Income taxes payable	372	2,177
Deferred rent	2,033	(67)
Deferred revenue	(16)	259
Net cash (used in) provided by operating activities	(32,415)	110,436
Investing activities
Purchases of property and equipment	(2,405)	(653)
Purchases of investments	(46,120)	(180,986)
Maturities of investments	93,144	61,457
Net cash provided by (used in) investing activities	44,619	(120,182)
Financing activities
Proceeds from loan, net	—	29,659
Repayment of loan	—	(30,745)
Repurchase of common stock pursuant to share surrender	(1,206)	—
Proceeds from exercise of stock options	934	2,396
Net cash (used in) provided by financing activities	(272)	1,310
Net increase (decrease) in cash and cash equivalents and restricted cash	11,932	(8,436)
Cash, cash equivalents and restricted cash at beginning of period	29,222	40,955
Cash, cash equivalents and restricted cash at end of period	$41,154	$32,519
Supplemental cash flow information:
Cash paid for interest	$—	$648
Cash paid for income taxes	$50	$—
Purchases of property and equipment unpaid at period end	$99	$4
Tenant improvements paid by landlord	$4,996	$—
Issuance of stock warrants	$—	$512
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
The Company had cash and cash equivalents and investments of $168.5 million at September 30, 2018. The Company believes that its cash and cash equivalents and investments at September 30, 2018 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $95.7 million through September 30, 2018. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period.
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

The adoption of the new standard had an immaterial impact on the Company’s reported revenues, operating income and changes in operating cash flows for the three and nine months ended September 30, 2018 as compared to what reported amounts would have been under legacy guidance. The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows:

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

The restricted cash as of September 30, 2018 and December 31, 2017 is held as collateral for stand-by letters of credit issued by the Company to its landlords in connection with the leases of the Company's Lexington, Massachusetts facilities.

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$39,597	$32,119
Restricted cash	1,557	400
	$41,154	$32,519

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
Pending Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will also require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for the Company on January 1, 2019. The Company plans to adopt the new standard with a cumulative-effect adjustment to the opening balance of retained earnings at that date and no restatement of comparative periods’ financial information, as recently allowed by the FASB. The Company is currently evaluating the effect of adopting the requirements of ASU 2016-02 as it relates to the accounting for its facility lease at 65 Hayden Avenue, Lexington, Massachusetts, which was executed in December 2017 and is discussed further in Note 10. The Company is also currently evaluating other contracts to determine if any contain embedded leases. The Company's lease for its 99 Hayden Avenue, Lexington, Massachusetts facility expires in September 2018 and as a result will not be evaluated under the scope of ASU 2016-02. The Company expects to elect certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less).

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

In June 2018, the FASB issued ASU 2018-07 (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

nonemployees. ASU 2018-07 provides that an entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company believes that this guidance will not have a significant impact on its condensed consolidated financial statements and related disclosures.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of September 30, 2018 and December 31, 2017 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total
September 30, 2018
Cash equivalents:
Money market funds	$10,176	$—	$—	$10,176
Government agency securities	—	3,988	—	3,988
U.S. Treasury obligations	5,996	—	—	5,996
Investments, available for sale:
U.S. Treasury obligations	31,609	—	—	31,609
Government agency securities	64,354	32,960	—	97,314
Marketable equity securities:
Corporate equity securities (Note 7)	9,092	—	—	9,092
Total	$121,227	$36,948	$—	$158,175

	Level 1	Level 2	Level 3	Total
December 31, 2017
Cash equivalents:
Money market funds	$8,108	$—	$—	$8,108
Investments, available for sale:
U.S. Treasury obligations	53,910	—	—	53,910
Government agency securities	88,651	32,939	—	121,590
Total	$150,669	$32,939	$—	$183,608

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents, available for sale investments, and marketable equity securities included the following at September 30, 2018 and December 31, 2017:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2018
Cash		$19,437	$—	$—	$19,437
Money market funds		10,176	—	—	10,176
Government agency securities		3,988	—	—	3,988
U.S. Treasury obligations		5,996	—	—	5,996
Cash and cash equivalents		$39,597	$—	$—	$39,597

U.S. Treasury obligations	191 days	31,633	—	(24)	31,609
Government agency securities	162 days	97,484	—	(170)	97,314
Investments, available for sale		$129,117	$—	$(194)	$128,923

September 30, 2018		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities (Note 7)		$10,451	$—	$(1,359)	$9,092

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2017
Cash		$19,557	$—	$—	$19,557
Money market funds		8,108	—	—	8,108
Cash and cash equivalents		$27,665	$—	$—	$27,665

U.S. Treasury obligations	184 days	54,004	—	(94)	53,910
Government agency securities	229 days	121,903	—	(313)	121,590
Investments, available for sale		$175,907	$—	$(407)	$175,500
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

5. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accrued professional fees and other	$1,186	$628
Employee compensation and benefits	1,990	2,797
Research and development expenses	669	521
Deferred lease incentive, current portion	454	249
Deferred rent, current portion	—	104
	$4,299	$4,299

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2018, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2018 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the nine months ended September 30, 2018. On July 25, 2017, the transaction contemplated by the Asset Purchase Agreement with Vertex, as discussed in Note 7, closed and Vertex paid the Company $160 million in cash consideration, with $16 million to be held in escrow. For income tax purposes, the $16 million held in escrow is recognized under the installment method and is therefore deferred until the cash is received by the Company. Under the provisions of Section 453A of the Internal Revenue Code, the Company is required to recognize interest on the portion of the installment sale outstanding as of the close of each taxable year that exceeds $5 million. As a result, during the nine months ended September 30, 2018 the Company recorded a provision of $0.3 million, which includes $0.2 million of interest accrued for tax year 2017 and $0.1 million of interest accrued for tax year 2018.

In accordance with SAB 118, the Company's preliminary estimate of the effects of the Tax Cuts and Jobs Act, or TCJA, including the remeasurement of deferred tax assets and liabilities and the recognition of an income tax benefit related to AMT tax credit carryforwards, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of its tax returns. During the nine months ended September 30, 2018, no adjustments were recorded to the provisional amounts previously recorded. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the tax law.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Under ASC 606, the Company estimates the amount of consideration to which it will be entitled in exchange for satisfying performance obligations. Based on the Company’s current contracts, variable consideration primarily exists in the following forms: development and regulatory milestones, royalties and sales-based milestones, and consideration held in escrow for indemnification purposes. The Company utilizes the "most likely amount" variable consideration method for estimating development and regulatory milestone consideration to include in the transaction price and the “expected value” variable consideration method for the consideration held in escrow for indemnification purposes. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company refers to this as the variable consideration constraint. Due to the uncertainty associated with the occurrence of the underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of those development and regulatory milestones received to date, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of the ASC 606 transition date and as of September 30, 2018 and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will re-assess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

To date, the Company has not recognized any royalties under its licensing and collaboration arrangements. Royalties qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sales-and-usage by the licensee and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company's collaborator and the Company has a present right to payment.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Contract Assets
As of January 1, 2018, the Company identified a contract asset of $16.0 million associated to the Vertex indemnification payment currently held in escrow. As the receipt of the Vertex indemnification consideration involves more than the passage of time, the consideration was concluded to be conditional and therefore classified as a contract asset. As of September 30, 2018, there have been no changes to the balance of the Company's contract asset from the date of adoption of ASC 606.
Contract Liabilities
As of January 1, 2018, the Company identified contract liabilities of $10.5 million related to unsatisfied performance obligations as well as variable consideration paid in advance but currently constrained from recognition. Contract liabilities are presented as deferred revenue and classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. No deferred revenue was recognized into revenue during the three months ended September 30, 2018. During the nine months ended September 30, 2018, $16 thousand of deferred revenue was recognized into revenue. As of September 30, 2018, the Company recorded $10.5 million of contract liabilities in the condensed consolidated statement of financial position.
Collaboration Arrangements
Celgene
In April 2013, the Company entered into a master development and license agreement with Celgene Corporation and Celgene International Sàrl, referred to together as Celgene, which agreement is primarily focused on the research, development and commercialization of specified deuterated compounds targeting inflammation or cancer.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Revenue is recognized when the performance obligation is considered satisfied. The License Performance Obligation was considered satisfied at contract inception as the exclusive license transferred control to the customer at this point in time. The R&D Services Performance Obligation and the Supply Performance Obligation are satisfied over time using the input method based on costs incurred determined by estimates of associated effort and cost of services adjusted for a reasonable profit margin such that they represent estimated market rates for similar services on a standalone basis. The First Discount Performance Obligation and the Second Discount Performance Obligation shall be considered satisfied upon the option's exercise or expiration. Unsatisfied performance obligations represent contract liabilities that are presented as deferred revenue within the accompanying condensed consolidated balance sheet.
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
During the three months ended September 30, 2018 and September 30, 2017, the Company recognized no revenue for the R&D Services and Supply Performance Obligations as no services were performed. During the nine months ended September 30, 2018, the Company recognized $16 thousand for the R&D Services and Supply Performance Obligations, as compared to the $20 thousand recognized during the nine months ended September 30, 2017. The revenue in the prior year period was recognized in accordance with legacy authoritative guidance. The revenue was classified as license and research and development revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2018, there was $7.8 million of deferred revenue related to the Company’s collaboration with Celgene, consisting of $1.3 million related to the R&D Services Performance Obligation, $0.1 million related to the Supply Performance Obligation and $6.4 million related to the First and Second Discount Performance Obligations. The Company classified the $1.4 million related to the R&D Services Performance Obligation and the Supply Performance Obligation as a current liability and the $6.4 million related to the First and Second Discount Performance Obligations as a noncurrent liability in the accompanying condensed consolidated balance sheet.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The transaction price consists of the $2.0 million non-refundable upfront payment and $6.0 million in development milestone payments received totaling to $8.0 million. As all promised goods and services were considered satisfied as of the ASC 606 adoption date, the arrangement consideration need not be allocated among the performance obligations because the arrangement consideration was fully recognized as of January 1, 2018.
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
Jazz Pharmaceuticals
In February 2013, the Company entered into a development and license agreement with Jazz Pharmaceuticals, Inc., or Jazz Pharmaceuticals, to research, develop and commercialize products containing a deuterated sodium oxybate analog, or D-SXB. Under the agreement, Jazz Pharmaceuticals initially focused on one analog, designated as JZP-386, a once-nightly oxybate product. Under the terms of the agreement, the Company granted Jazz Pharmaceuticals an exclusive, worldwide, royalty-bearing license under intellectual property controlled by the Company to develop, manufacture and commercialize D-SXB products including, but not limited to, JZP-386.
Under the agreement, the Company received a non-refundable upfront payment of $4.0 million and is eligible to earn an aggregate of up to $8.0 million in development milestone payments, up to $35.0 million in regulatory milestone payments and up to $70.0 million in sales-based milestone payments based on net product sales of licensed products. The next milestone payment that the Company may be entitled to receive is $4.0 million related to initiation of the first Phase 2 clinical trial of a D-SXB compound.
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
The collaborative arrangement with Jazz Pharmaceuticals contains consideration that is variable based on the customer's achievement of certain development, regulatory, and sales-based milestones in addition to royalties upon the customer's commercial success with the licensed product. The next milestone payment the Company may be entitled to receive of $4.0 million related to initiation of the first Phase 2 clinical trial of JZP-386 or D-SXB is considered variable consideration that is fully constrained due to the uncertainty associated to the achievement of the development milestone. The consideration related to royalty and sales-based milestones are also considered variable consideration that is fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Jazz and the Company has a present right to payment.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September 30, 2018, the Company did not recognize revenue as compared to $9 thousand and $31 thousand for the three and nine months ended September 30, 2017, respectively, related to the performance of development support services. The revenue in the prior year period was recognized in accordance with legacy authoritative guidance.
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
The Vertex indemnification variable consideration represents a contract asset to be released from escrow 18 months following the Closing Date assuming no indemnity claims by Vertex. As of September 30, 2018, there was $16.0 million in contract assets classified as current assets in the accompanying condensed consolidated balance sheet.
GSK
In May 2009, the Company entered into a research and development collaboration and license agreement with GSK to research, develop and commercialize multiple products containing deuterated compounds, including CTP-499. The agreement

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

with GSK, as subsequently amended, expired in May 2012 after GSK opted out of further development under the agreement and made a $2.8 million payment to the Company. The Company has an obligation to make a payment to GSK of up to $2.8 million if the Company commercializes CTP-499 or if the Company receives cash proceeds from re-licensing or transferring the rights to the CTP-499 program.
Under the new revenue standard, the $2.8 million payment represents variable consideration that is fully constrained as of the ASC 606 adoption date due to the likelihood the Company may be required to repay GSK as a result of the transaction contemplated by the License and Option Agreement with Promet Therapeutics, LLC, discussed further in this Note 7. The $2.8 million payment is a contract liability that is classified as deferred revenue as of September 30, 2018 and will not be recognized as revenue until the repayment obligation lapses.
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
The arrangement with Auspex contains consideration that is variable in amount, including the potential royalties that may be due upon the commercial success of deuterated pirfenidone products. The $50.2 million resulting from the change of control payment represents variable consideration that has been received and therefore is not subject to constraint. The Company determined that the sales-and-usage royalty exemption under ASC 606 is not applicable as the Company assigned the intellectual property to Auspex, rather than enter into a license transaction. Accordingly, the consideration related to potential royalties represents variable consideration that is fully constrained due to the significant level of uncertainty related to the development prospects of the assigned patent. As a result, the consideration related to potential royalties will not be recognized until the time at which the constraint is released.

Processa

On October 4, 2017, the Company entered into a License and Option Agreement, or the Option, with Promet Therapeutics, LLC, or Promet, pursuant to which the Company granted Promet an option to obtain an exclusive license to CTP-499, a

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

deuterated analog of 1-(S)-5-hydroxyhexyl-3,7-dimethylxanthine, or HDX, an active metabolite of pentoxifylline, provided certain conditions were met. On October 5, 2017, Promet closed an asset purchase agreement with Heatwurx, Inc., a public company, creating Processa Pharmaceuticals, Inc., or Processa.

On March 21, 2018, the Company entered into an Amendment to the Option, or Amendment, and a Securities Purchase Agreement, or Securities Agreement, both with Promet and Processa. Pursuant to the Amendment, the Company granted Promet, who then assigned to Processa, an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499, now known as PCS-499. Upon transfer of the license and as consideration for the license, the Company received 2,090,301 shares of common stock of Processa, representing approximately 5.4% of the common stock outstanding.

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

For the nine months ended September 30, 2018, the Company recognized $10.5 million in revenue related to the transfer of the license.

8. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of September 30, 2018, the Company has granted awards in the form of stock options and restricted stock units (the "RSUs"). The stock options generally have been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant, a vesting period of three or four years, and all options expire no later than ten years from the date of grant.
Effective January 1, 2018, an additional 925,615 shares were added to the Company’s 2014 Stock Incentive Plan (the "2014 Plan"), for future issuance pursuant to the terms of the 2014 Plan. As of September 30, 2018, there were 1,472,814 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,211	$1,105	$4,012	$2,507
General and administrative	1,520	1,392	4,822	3,206
Total stock-based compensation expense	$2,731	$2,497	$8,834	$5,713

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three and nine months ended September 30, 2018 and 2017 reflect the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected volatility	77.72%	77.34%	77.19%	78.15%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.98%	2.04%	2.65%	2.07%
Expected dividend yield	—%	—%	—%	—%
For the three and nine months ended September 30, 2018 and 2017, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$10.42	$9.51	$17.92	$7.67
Aggregate grant date fair value of options vested during the period	$2,110	$1,634	$5,839	$4,601
Total cash received from exercises of stock options	$23	$939	$934	$2,396
Total intrinsic value of stock options exercised	$187	$1,052	$2,539	$4,361
The following is a summary of stock option activity for the nine months ended September 30, 2018:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2017	2,889,722	$11.25
Granted	948,043	$26.28
Exercised	(187,575)	$7.28
Forfeited or expired	(67,736)	$18.86
Outstanding at September 30, 2018	3,582,454	$15.29	7.28	$10,721
Exercisable at September 30, 2018	1,984,085	$11.83	6.25	$8,416
Vested and expected to vest at September 30, 2018(1)	3,446,430	$15.07	7.22	$10,545

(1)
This represents the number of vested stock option shares as of September 30, 2018, plus the number of unvested stock option shares that the Company estimated as of September 30, 2018 would vest, based on the unvested stock option shares at September 30, 2018 and an estimated forfeiture rate of 7%.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2018, there was $19.2 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted average remaining vesting period of 2.5 years.

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

RSUs are not included in issued and outstanding common stock until the shares are vested and released. As of September 30, 2018, 174,050 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant, reduced by the purchase price of $0.001 per share.
The following is a summary of RSU activity, including both service-based and performance-based RSUs for the nine months ended September 30, 2018:

	Number of RSU Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2017	517,300	$13.87
Granted	—	$—
Released	(174,050)	$13.87
Forfeited	(114,700)	$13.87
Outstanding at September 30, 2018	228,550	$13.87

As of September 30, 2018, there was $1.2 million of unrecognized compensation cost related to RSUs that are expected to vest. This amount excludes compensation cost related to RSUs where the performance conditions are not considered probable of being satisfied. The costs from RSUs likely to vest are expected to be recognized over a weighted average remaining vesting period of 0.5 years.

9. (Loss) Earnings Per Share
The Company has outstanding warrants that are deemed to be participating securities. Accordingly, the Company applied the two-class method to calculate basic and diluted net earnings per share of common stock for the three and nine months ended September 30, 2017. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The two-class method was not applied for the three and nine months ended September 30, 2018 as the Company’s participating securities do not have any obligation to absorb net losses.
Basic net (loss) earnings per common share is calculated by dividing net (loss) income allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of (loss) earnings per share for each period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Earnings per Share:	(in thousands, expect per share amounts)
Numerator:
Net (loss) income	$(17,387)	$128,065	$(35,175)	$101,705
Income attributable to participating securities - basic	—	741	—	433
(Loss) Income attributable to common stockholders - basic	(17,387)	127,324	(35,175)	101,272

Denominator:
Weighted average shares outstanding	23,421	22,694	23,349	22,551
Net (loss) income per share applicable to common stockholders - basic	$(0.74)	$5.61	$(1.51)	$4.49

Diluted Earnings per Share:
Numerator:
Net (loss) income	$(17,387)	$128,065	$(35,175)	$101,705
Income attributable to participating securities - diluted	—	718	—	421
Income (loss) attributable to common stockholders - diluted	(17,387)	127,347	(35,175)	101,284

Denominator:
Weighted average shares outstanding	23,421	22,694	23,349	22,551

Dilutive impact from:
Stock options	—	585	—	602
Restricted stock units	—	142	—	42
Weighted average shares outstanding - diluted	23,421	23,421	23,349	23,195
Net (loss) income per share applicable to common stockholders - diluted	$(0.74)	$5.44	$(1.51)	$4.37

Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Stock options	515	2,172	758	2,235
Restricted stock units	133	379	214	479
Warrants	132	—	132	—

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Commitments

In December 2017, the Company entered into an agreement to lease approximately 55,500 square feet of office and laboratory space in a new location at 65 Hayden Avenue, Lexington, Massachusetts (the "Premises"). The Company relocated its operations to the Premises in the third quarter of 2018 prior to the expiration of the lease agreement for its previous office and laboratory space on September 30, 2018. For additional details related to the lease agreement, refer to Note 11 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 1, 2018.

The Company began recognizing rent expense relating to 65 Hayden Avenue on a straight line basis beginning on January 1, 2018, which was determined to be the lease commencement date. The Company recognized $2.1 million in rent expense relating to this property during the nine months ended September 30, 2018.

The Company's lease agreement calls for a tenant improvement allowance of $5.0 million for certain permitted costs related to the Company improvements to the Premises. The Company is accounting for the tenant improvements as a lease incentive obligation to be amortized against operating lease expense on a straight-line basis over the term of the Lease. The leasehold improvements will be recognized as assets and amortized on a straight-line basis over the term of the Lease. The Company recorded leasehold improvement assets and a corresponding lease incentive obligation of $5.0 million for leasehold improvements completed during the nine month period ended September 30, 2018. The lease incentive of $5.0 million is being amortized over the lease term on a straight line basis beginning on January 1, 2018, or the lease commencement date.

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

Onset can occur at any age including childhood, and it affects both women and men equally. While the average age of onset is between 25-35 years, the disease does occur in children, and onset in the first two decades is associated with more severe disease. The emotional effect of alopecia areata can be considerable and may result in anxiety and depression or affect personal attributes such as self-esteem and confidence.  Alopecia areata may also be associated with other autoimmune conditions such as thyroid disease, vitiligo, allergic rhinitis, asthma, lupus, rheumatoid arthritis, and ulcerative colitis.   The most common form of treatment is corticosteroids including intralesional injections or topical application. However, they often are not an effective treatment option.  There are currently no FDA-approved treatments for alopecia areata.
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

A Phase 2a trial to evaluate three sequential doses of CTP-543 (4, 8 and 12 mg twice daily) and a placebo control is ongoing. In September 2018, we announced the initiation of a 12 mg twice daily cohort. Approximately 125 patients with moderate-to-severe alopecia areata will be randomized in the trial. The primary outcome measure of the Phase 2a trial is the proportion of patients achieving at least 50% relative reduction in hair loss as measured by the severity of alopecia tool (SALT) score from baseline at Week 24. We expect to announce topline data for the 4 mg and 8 mg cohorts in the fourth quarter of 2018.

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

There is an extensive body of evidence supporting N-methyl-d-aspartate, or NMDA, receptor hypofunction as a key underlying mechanism of schizophrenia. The NMDA receptor comprises two binding domains and, in addition to requiring glutamate binding, activation with a co-agonist such as D-serine or glycine is necessary for NMDA receptor activation. D-serine is the most important human NMDA synaptic co-agonist. It has been postulated for some time that administration of NMDA co-

agonists could benefit patients with schizophrenia since there is evidence that plasma and cerebral spinal fluid, or CSF, levels of endogenous D-serine are reduced in patients with schizophrenia. In addition, higher activity of the D-serine-metabolizing enzyme D-amino acid oxidase has been reported in post-mortem brain tissue of patients with schizophrenia than in normal individuals.
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
The Company intends to advance CTP-692 into clinical development in the fourth quarter of 2018.

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

•
Jazz Pharmaceuticals is evaluating several formulation and technology options as part of its once nightly oxybate program. Jazz Pharmaceuticals initially evaluated JZP-386, a deuterium containing high sodium analog of Xyrem, which demonstrated favorable deuterium-related effects. However its current once-nightly development efforts are focused on lower sodium compounds,. The collaboration with Jazz Pharmaceuticals provides for the evaluation of deuterium as an option for a once nightly sodium oxybate product (D-SXB).

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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform®, and our core capabilities in deuterium chemistry, to identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $95.7 million since inception through September 30, 2018 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale, and other arrangements.

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

Interest and other expense

Interest and other expense consists primarily of interest expense on amounts that were outstanding under our debt facility with Hercules Capital, Inc., ("Hercules") and amortization of debt discount. On September 7, 2017, we paid a total of $30.8 million to Hercules, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under the Loan Agreement. The payoff amount included a final end of term charge to Hercules in the amount of $0.7 million, reduced from the $1.5 million end of term charge required had the debt been held to maturity. Upon the payment of the $30.8 million pursuant to a payoff letter between the Company and Hercules, all outstanding indebtedness and obligations owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated. As a result of the debt extinguishment, we recognized a loss of $1.4 million during the quarter ended September 30, 2017.
For additional details related to our loan with Hercules, refer to Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.

Income Taxes

We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of September 30, 2018, we forecast an ordinary pre-tax loss for the year ended December 31, 2018 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three and nine months ended September 30, 2018.

We recorded a provision for income taxes of $0.3 million during the nine months ended September 30, 2018 for interest owed to Federal and State tax authorities. The $16 million held in escrow from the Asset Purchase Agreement with Vertex is recognized under the installment sale method and therefore deferred for income tax purposes until the cash is received. Under the provisions of Section 453A of the Internal Revenue Code, we are required to recognize interest on the portion of the installment sale outstanding as of the close of each taxable year that exceeds $5 million. Refer to Note 7 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details related to our Asset Purchase Agreement with Vertex.

During the three and nine months ended September 30, 2017, we recorded $2.2 million in income tax expense, as we forecasted pre-tax income for the year ended December 31, 2017 as a result of the closing of the Asset Purchase Agreement during the period. The $2.2 million in income tax expense recorded during the three and nine months ended September 30, 2017 was in connection with the federal limitation on alternative minimum tax net operating loss carryforwards, which limits the use of net operating loss carryforwards to ninety percent of alternative minimum taxable income. The federal limitation on alternative minimum tax net operating loss carryforwards resulted in an effective tax rate of approximately two percent for the three and nine months ended September 30, 2017.

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

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2018 and 2017
The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017, together with the changes in those items in dollars.

	Three months ended September 30,
(in thousands)	2018	2017	Change
Revenue:
License and research and development revenue	$11	$17	$(6)
Other Revenue	—	143,827	(143,827)
Total revenue	11	143,844	(143,833)
Operating expenses:
Research and development	11,031	7,136	3,895
General and administrative	6,320	4,875	1,445
Total operating expenses	17,351	12,011	5,340
(Loss) Income from operations	(17,340)	131,833	(149,173)
Investment income	703	450	253
Interest and other expense	—	(609)	609
Loss on extinguishment of debt	—	(1,432)	1,432
Unrealized loss on equity securities	(732)	—	(732)
(Loss) Income before tax provision	(17,369)	130,242	(147,611)
Provision for income taxes	18	2,177	(2,159)
Net (Loss) Income	$(17,387)	$128,065	$(145,452)

License and Research and Development Revenue

Total revenue was $11 thousand for the three months ended September 30, 2018 as compared to $143.8 million for the prior year period, a decrease of $143.8 million. The decrease in revenue was attributable to the closing of the transaction contemplated by the Asset Purchase Agreement with Vertex in the 2017 period, discussed in detail in Note 7 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. As a result of the adoption, the cumulative impact to retained earnings at January 1, 2018 was $15.8 million. Of the $15.8 million, $16.0 million was attributable to the recognition of a contract asset related to the escrow payment that will come due under our Vertex Asset Purchase Agreement, subject to any indemnification claims that Vertex might make. Because the amount was recognized in the ASC 606 transition adjustment, the escrow payment will not result in additional revenue when the cash is received. For additional details related to our adoption of ASC 606, see Notes 2 and 7 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Subsequent to our adoption of ASC 606, we had deferred revenue as of September 30, 2018 consisting of:

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

Research and development expenses

The following table summarizes our external research and development expenses, by program, for the three months ended September 30, 2018 and 2017, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its own expense, we made minimal investments in the program during these periods.

	Three Months Ended September 30,
(in thousands)	2018	2017
CTP-543 external costs	$1,872	$1,814
CTP-692 external costs	2,314	—
External costs for other programs	784	755
Employee and contractor-related expenses	4,554	3,654
Facility and other expenses	1,507	913
Total research and development expenses	$11,031	$7,136
Research and development expenses were $11.0 million for the three months ended September 30, 2018, compared to $7.1 million for the prior year period, an increase of $3.9 million. The increase of $2.3 million in CTP-692 expenses was attributable to preclinical studies and the manufacture of clinical drug product to support the advancement of the program into Phase 1 clinical trials. Employee and contractor-related expenses increased approximately $0.9 million due to an increase in non-cash stock based compensation expense, which was due to RSUs granted in the third quarter of 2017. Facility and other expenses increased $0.6 million due to the recognition of rent expense for the new office and laboratory facility lease entered into December 2017, discussed further in Note 10 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

General and administrative expenses

General and administrative expenses were $6.3 million for the three months ended September 30, 2018, compared to $4.9 million for the prior year period. The increase of $1.4 million was primarily attributable to a $0.8 million increase in professional and legal expenses, a $0.2 million increase in compensation expenses, primarily driven by non-cash stock-based compensation expense due to RSUs granted in the third quarter of 2017, and a $0.2 million increase in facility expense due to the recognition of rent expense for the new office and laboratory facility. The increase in professional and legal expenses in the 2018 period was primarily due to costs incurred for the defense of our CTP-543 patent.

Investment income

Investment income was $0.7 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. The increase in investment income was attributable to an increase in investments held during the 2018 period as well as higher yields on our portfolio held during the 2018 period.

Unrealized loss on equity securities

During the three months ended March 31, 2018, we granted Processa an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499 in exchange for upfront consideration of 2,090,301 shares of common stock of Processa, discussed further in Note 7 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We recognized an unrealized loss of $0.7 million for the three months ended September 30, 2018 due to the change in fair value of the underlying equity securities.

Provision for Income Taxes

Income tax expense was $18 thousand for the three months ended September 30, 2018, compared to $2.2 million for the prior year period. The 2018 provision primarily consists of interest owed to Federal and State tax authorities due to the deferral of $16 million in income from Vertex for cash currently held in escrow, as discussed further in Note 6 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. The 2017 amount was due to the closing of the Asset Purchase Agreement with Vertex during the period.

Comparison of the nine months ended September 30, 2018 and 2017
The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017, together with the changes in those items in dollars.

	Nine months ended September 30,
(in thousands)	2018	2017	Change
Revenue:
License and research and development revenue	$10,492	$52	$10,440
Other Revenue	—	143,827	(143,827)
Total revenue	10,492	143,879	(133,387)
Operating expenses:
Research and development	28,549	22,658	5,891
General and administrative	17,464	15,835	1,629
Total operating expenses	46,013	38,493	7,520
(Loss) Income from operations	(35,521)	105,386	(140,907)
Investment income	2,003	742	1,261
Interest and other expense	—	(814)	814
Loss on extinguishment of debt	—	(1,432)	1,432
Unrealized loss on equity securities	(1,359)	—	(1,359)
(Loss) Income before tax provision	(34,877)	103,882	(138,759)
Provision for income taxes	298	2,177	(1,879)
Net (Loss) Income	$(35,175)	$101,705	$(136,880)

License and Research and Development Revenue

Total revenue was $10.5 million for the nine months ended September 30, 2018 as compared to $143.9 million for the prior year period, a decrease of approximately $133.4 million. In 2018, we granted Processa an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499 in exchange for upfront consideration of 2,090,301 shares of common stock of Processa with a fair value of $10.5 million on the date of the transaction, which was recorded as revenue during the nine months ended September 30, 2018. In 2017, the transaction contemplated by the Asset Purchase Agreement with Vertex closed and revenue of $143.8 million was recorded during the third quarter of 2017. For additional details related to our transactions with Processa and Vertex, refer to Note 7 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the nine months ended September 30, 2018 and 2017, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made minimal investments in the program during these periods.

	Nine Months Ended September 30,
(in thousands)	2018	2017
CTP-543 external costs	$6,059	$4,266
CTP-692 external costs	3,264	—
CTP-656 external costs	—	3,110
External costs for other programs	1,933	876
Employee and contractor-related expenses	13,198	11,669
Facility and other expenses	4,095	2,737
Total research and development expenses	$28,549	$22,658

Research and development expenses were $28.6 million for the nine months ended September 30, 2018, compared to $22.7 million for the prior year period, an increase of $5.9 million. The increase of $1.8 million in CTP-543 expenses was attributable to the ongoing Phase 2 clinical study as well as manufacturing work to support the advancement of the program into later stage trials. The increase of $3.3 million in CTP-692 expenses was attributable to preclinical studies and the manufacture of clinical drug product to support the advancement of the program into Phase 1 clinical trials. The increase of $1.0 million in external cost for other programs was attributable to increased activity assessing additional pipeline candidates. Employee and contractor-related expenses increased approximately $1.5 million due to an increase in non-cash stock based compensation expense, which was due to RSUs granted in the third quarter of 2017. Facility and other expenses increased $1.4 million due to the recognition of rent expense for the new office and laboratory facility lease entered into in December 2017, discussed further in Note 10 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. These increases were offset by a $3.1 million decrease in CTP-656 expenses, attributable to the completion of the asset sale to Vertex in 2017.

General and administrative expenses

General and administrative expenses were $17.5 million for the nine months ended September 30, 2018, compared to $15.8 million for the prior year period. The increase of $1.7 million was primarily attributable to a $2.1 million increase in compensation expenses, primarily driven by non-cash stock-based compensation expense due to RSUs granted in the third quarter of 2017, and a $0.7 million increase in rent expense for the new office and laboratory facility lease, partially offset by a $1.4 million decrease in professional and legal expenses. The decrease in professional and legal expenses was primarily due to costs incurred in the 2017 period for the asset sale with Vertex.

Investment income

Investment income was $2.0 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in investment income was attributable to an increase in investments held during the 2018 period as well as higher yields on our portfolio held during the 2018 period.

Unrealized loss on equity securities

During the three months ended March 31, 2018, we granted Processa an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499 in exchange for upfront consideration of 2,090,301 shares of common stock of Processa, discussed further in Note 7 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We have recognized an unrealized loss of $1.4 million during the nine months ended September 30, 2018 due to the change in fair value of the underlying equity securities as of September 30, 2018.

Provision for Income Taxes

Income tax expense was $0.3 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively. We recorded a provision for income taxes of $0.3 million in the current period for interest owed to Federal and State tax authorities due to the deferral of $16 million in income from Vertex for cash currently held in escrow, as discussed further in Note 6 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. The $2.2 million of expense recorded in the 2017 period was for the transaction contemplated by the Asset Purchase Agreement with Vertex, discussed in detail in Note 7 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of September 30, 2018, we had an accumulated deficit of $95.7 million. We generated net income for fiscal year 2015 due to a payment from Auspex and again in 2017 from the closing of our sale of CTP-656 to Vertex, but we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
As of September 30, 2018, we had cash and cash equivalents and investments of $168.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(32,415)	$110,436
Investing activities	44,619	(120,182)
Financing activities	(272)	1,310
Net increase (decrease) in cash and cash equivalents and restricted cash	$11,932	$(8,436)
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items adjusted during the nine months ended September 30, 2018 include stock-based compensation, the non-cash revenue recognized from the receipt of equity securities from Processa, as well as the unrealized loss recorded on those securities during the period. Additional details related to the transaction with Processa are discussed further in Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
During the nine months ended September 30, 2018, our operating activities used cash of $32.4 million as compared to cash provided by operating activities of $110.4 million during the prior year period. Cash used in operating activities during 2018 was primarily driven by our development activities associated with CTP-692 and CTP-543, our wholly owned development programs. Cash provided by our operating activities in 2017 was largely driven by the receipt of $144 million upon the closing of the CTP-656 asset sale to Vertex in July 2017.
Investing activities. Net cash provided by or used in investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used in purchases of investments for the nine months ended September 30, 2018 and 2017 was $46.1 million and $181.0 million, respectively. Net cash provided by maturities of investments for the nine months ended September 30, 2018 and 2017 was $93.1 million and $61.5 million, respectively.

Purchases of fixed assets for the nine months ended September 30, 2018 and 2017 was $2.4 million and $0.7 million, respectively. The increase in the purchases of fixed assets during the 2018 period is primarily due to new office and laboratory equipment purchased to support the new office and laboratory space at 65 Hayden, Lexington, Massachusetts, discussed further in Note 10 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Financing activities. During the nine months ended September 30, 2018 and 2017, our financing activities used cash of $0.3 million and provided cash of $1.3 million, respectively. The cash used in financing activities during the nine months ended September 30, 2018 was attributable to the purchase of shares in lieu of withholding taxes paid upon the vesting of restricted stock. The cash provided by financing activities during the nine months ended September 30, 2017 was largely driven by the net proceeds of $29.7 million under our Loan Agreement with Hercules in June 2017 and proceeds from the exercise of stock options of $2.4 million, partially offset by the prepayment of our Loan Agreement with Hercules in September 2017.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2021. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual obligations
As of September 30, 2018, the Company's contractual obligations remain consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of September 30, 2018 and December 31, 2017, we had $168.5 million and $203.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of September 30, 2018 would not have a material effect on the fair market value of our cash equivalents and short term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2018.

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
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2018, we implemented certain internal controls in connection with our adoption of ASC 606. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2018, we had an accumulated deficit of $95.7 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations, a patent assignment agreement, and an asset sale. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We believe our existing cash and cash equivalents and investments as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2021. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
For example, CTP-543 is a deuterium-modified version of ruxolitinib. Ruxolitinib is marketed in the U.S. by Incyte Corporation under the name Jakafi. Incyte has patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also has a US patent that broadly claims deuterated analogs of ruxolitinib. On June 27, 2017, we filed a Post Grant Review with the Patent Trial and Appeal Board, or PTAB, seeking to invalidate all claims of Incyte's U.S. Patent, which includes claims relating to deuterated ruxolitinib analogs. In January 2018, the PTAB did not grant our petition to challenge the validity of the '335 patent. In May 2018, our request for reconsideration was denied. In addition, Columbia University is the assignee of a patent claiming the use of ruxolitinib and other JAK inhibitors for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for CTP-543. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market, or prevent us from marketing, CTP-543.
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
In addition, as of October 29, 2018, there were 3,581,367 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of October 29, 2018, there were 132,069 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock have rights, subject to conditions, to require us to file registration statements covering their shares or, along with the holder of our outstanding warrant to purchase common stock, to include their shares in registration statements that we may file for ourselves or other stockholders.

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
As of September 30, 2018, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 40.7% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

CONCERT PHARMACEUTICALS, INC.

Date:	November 1, 2018	By:	/s/ Roger Tung

Roger Tung Chief Executive Officer