Form 10-K
period 2018-12-31
CONCERT PHARMACEUTICALS, INC.
filed 2019-02-28
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was approximately $257,489,000 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.
The number of shares outstanding of the registrant’s Common Stock as of February 22, 2019: 23,529,253

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
Key elements of our strategy include:

•
using deuterium technology to develop deuterated product candidates that we believe are promising in view of the known biology of previously studied compounds, including approved drugs, in which deuterium substitution has the potential to enhance clinical safety, tolerability or efficacy;

•
developing our deuterated product candidates quickly through proof-of-concept clinical trials, which could be as early as Phase 1, and then determining whether to advance it, independently or with a partner; and

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

Because deuterium forms more stable bonds with carbon, deuterium substitution can in some cases alter drug metabolism, including through improved metabolic stability, reduced formation of toxins, increased formation of desired active metabolites, or a combination of these effects. At the same time, these improvements in drug metabolism are possible without materially altering the intrinsic biological activity of a compound.  Deuterated compounds with enhanced metabolic properties can generally be expected to retain biochemical potency and selectivity similar to their hydrogen analogs. The effects, if any, of deuterium substitution on metabolic properties are highly dependent on the specific molecular positions at which deuterium is substituted for hydrogen. In addition, the metabolic effects of deuterium substitution, if any, are unpredictable, even in compounds that have similar chemical structures.
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

Potential advantages of our DCE Platform include the following:

•
Improved metabolic profile. An improved metabolic profile may potentially reduce or eliminate unwanted side effects or undesirable drug interactions or increase efficacy. Metabolic profile refers to the relative amounts and exposure profile of the parent drug and its metabolites or metabolic by-products in the body.

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

OUR PRODUCT CANDIDATES
Our pipeline is focused on leveraging our deuterium expertise and proprietary product platform to develop novel medications designed to enhance patient outcomes in diverse therapeutic areas including autoimmune diseases and central nervous systems (CNS) disorders. The discussion below highlights our most advanced development programs including those being developed by our collaborators.
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
Clinical Development of CTP-543
In 2016, we completed single and multiple ascending dose Phase 1 trials with our investigational treatment CTP-543, which enrolled a total of 77 healthy volunteers. The pharmacokinetic measurements showed increased exposure with increasing doses of CTP-543. CTP-543 was well-tolerated across all dose groups and there were no serious adverse events reported in subjects who received CTP-543. In the multiple ascending dose Phase 1 trial of CTP-543, pharmacodynamic analyses were performed to assess the inhibition of IL-6- and IFN-gamma-mediated JAK/STAT signaling. Consistent with the expected pharmacological activity of a JAK1/JAK2 inhibitor, CTP-543 demonstrated a dose-related reduction of IL-6-stimulated phosphorylation of STAT3 in an ex-vivo assay. Also, IFN-gamma-mediated STAT1 signaling, which is believed to play a key role in the pathogenesis of alopecia areata, was significantly inhibited in disease-relevant immune cell types at all doses evaluated.

We also conducted a Phase 1 crossover study evaluating the metabolite profiles of CTP-543 and ruxolitinib. In this study, except for the presence of deuterium, no new metabolites were observed with CTP-543.

A Phase 2a double-blind, randomized, sequential dose-ranging trial to evaluate three sequential doses of CTP-543 (4, 8 and 12 mg twice daily) and a placebo control in patients with moderate-to-severe alopecia areata is ongoing. The primary outcome measure will utilize the severity of alopecia tool (SALT) after 24 weeks of dosing. In November 2018, we announced interim topline results from the 4 mg and 8 mg twice daily cohorts of our Phase 2a trial. At 24 weeks, patients treated with an 8 mg twice-daily dose of CTP-543 met the primary efficacy endpoint vs. placebo (p <0.001), patients achieving 50% relative reduction in SALT between Week-24 and baseline.  Regrowth of hair did not appear to plateau at Week 24.  In the primary analysis, the response observed in the 8 mg twice-daily dose was significantly different than the 4 mg twice daily dose (p < 0.05). Compared to placebo, a significant relative reduction in mean SALT score was first observed in the 8 mg cohort at Week 12 (p <0.05). The average baseline SALT score across all patients enrolled in the trial was approximately 88. Treatment with CTP-543 was generally well tolerated. The most common side effects in the trial were headache, upper respiratory tract infection, cough, acne and nausea.  No serious adverse events were reported. The 12 mg twice-daily cohort of CTP-543 compared to placebo is ongoing. Results from the complete Phase 2a trial, including the 12 mg cohort, are expected in the third quarter of 2019.

Primary Analysis: Responders at Week 24

Responders by Visit: Patients with ≥ 50% Change in SALT Relative to Baseline

CTP-692
Background on Schizophrenia
Schizophrenia is a chronic and devastating neuropsychiatric disorder that is a leading cause of disability worldwide. The disease afflicts nearly 1% of the world’s population, affecting both men and women equally, and striking all ethnic and socioeconomic groups with a similar level of prevalence. The illness is characterized by multiple symptoms that are categorized into three clusters known as positive symptoms (hallucinations and delusional behaviors), negative symptoms (anhedonia, social withdrawal and apathy), and cognitive dysfunction (diminished capacity for learning, memory, and executive function). The underlying basis of the current antipsychotic therapy is that excessive dopaminergic neurotransmission and dysfunctional D2 receptor signaling plays a key pathophysiological role in the disease, and consequently all typical and atypical antipsychotics in clinical practice possess some level of D2 antagonist activity. Currently available antipsychotic drugs exhibit efficacy for positive symptoms, but have been limited in their capacity to treat negative symptoms and cognitive deficits.

There is an extensive body of evidence supporting N-methyl-D-aspartate, or NMDA, receptor hypofunction as a key underlying mechanism of schizophrenia. The NMDA receptor comprises two binding domains and, in addition to requiring glutamate binding, activation with a co-agonist such as D-serine or glycine is necessary for NMDA receptor activation. D-Serine is believed to be the most important human NMDA synaptic co-agonist. It has been postulated for some time that administration of NMDA co-agonists could benefit patients with schizophrenia since there is evidence that plasma and cerebral spinal fluid, or CSF, levels of endogenous D-serine are reduced in patients with schizophrenia. In addition, higher activity of the D-serine-metabolizing enzyme D-amino acid oxidase has been reported in post-mortem brain tissue of patients with schizophrenia than in normal individuals.
CTP-692 Opportunity
CTP-692 is a selective deuterium-modified analog of the endogenous amino acid, D-serine. Based on published preclinical and clinical effects of D-serine, the Company believes that CTP-692 has the potential to help restore NMDA receptor activity in key areas of the brain to improve clinical outcomes in patients with schizophrenia. Clinical studies have shown that levels of D-serine measured in the plasma and CSF of patients with schizophrenia are significantly lower than healthy controls. Academic studies have demonstrated that oral dosing of D-serine can result in dose-dependent improvement in positive, negative, and cognitive symptoms in patients with schizophrenia when added to D2-modulating antipsychotics. However, preclinical studies have demonstrated that D-serine can cause nephrotoxicity in rats. In addition, in some patients who received high doses of D-serine, clinical findings suggesting renal impairment were observed. As a result, the clinical development of D-serine has historically been limited.
In preclinical studies, CTP-692 has shown clear dose separation from D-serine in causing increased levels of serum creatinine and blood urea nitrogen, suggesting that CTP-692 could have reduced toxicity and a larger therapeutic window. CTP-692 also provides greater exposure than doses of D-serine in several preclinical species. It therefore may be better-suited for development as a human therapeutic agent. CTP-692 will initially be developed as an adjunctive therapy along with standard antipsychotic medicines in patients with schizophrenia.
In December 2018, dosing in a Phase 1 clinical trial for CTP-692 was initiated. The Phase 1 program is expected to enroll approximately 80 healthy volunteers. It will include a crossover pharmacokinetic comparison of CTP-692 to D-serine and single- and multiple-ascending dose studies to assess the safety, tolerability and pharmacokinetic profile of CTP-692 in healthy volunteers. Initial Phase 1 data are expected in the first quarter of 2019.

We expect to advance CTP-692 into a Phase 2 trial in patients stable on existing antipsychotic medications in the fourth quarter of 2019.

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

•
AVP-786 is a combination of deudextromethorphan and an ultra-low dose of quinidine that is being investigated for the treatment of neuro-psychiatric disorders under a development and license agreement with Avanir. In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. It expects to enroll approximately 850 patients in two North American Phase 3 double blind, placebo controlled trials. These two Phase 3 trials are expected to be completed in 2019 and are expected to be part of the NDA package. Additionally, in October 2017, Avanir initiated a global Phase 3 trial which is expected to enroll approximately 400 patients to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type.

•
CTP-730 is a deuterated analog of apremilast that is being developed under a collaboration with Celgene. In January 2019, Celgene and Bristol-Myers Squibb Company announced that they have entered into a definitive merger agreement pursuant to which Bristol-Myers Squibb will acquire Celgene. Apremilast is a selective phosphodiesterase 4 (PDE4) inhibitor approved in various countries for the treatment of moderate to severe psoriasis and psoriatic arthritis. We have completed the Phase 1 clinical evaluation of CTP-730. Once daily dosing of 50 mg of CTP-730 administered for seven days in the Phase 1 clinical trial demonstrated similar steady state exposure to historical data for 30 mg of apremilast twice daily. Treatment with CTP-730 was generally well-tolerated and no serious adverse events were observed. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. Celgene is assessing the path forward for CTP-730. However, CTP-730 has not advanced into new trials at this time.

•
Jazz Pharmaceuticals is evaluating several formulation and technology options as part of its once nightly oxybate program. Jazz Pharmaceuticals initially evaluated JZP-386, a deuterium containing high sodium analog of Xyrem, which demonstrated favorable deuterium-related effects. However its current once-nightly development efforts are focused on lower sodium compounds. The collaboration with Jazz Pharmaceuticals provides for the evaluation of deuterium as an option for a once nightly sodium oxybate product (D-SXB).

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
CTP-543
We hold a U.S. patent covering the composition of matter of deuterated analogs of ruxolitinib and corresponding U.S. patent applications. The patent and the patent applications are expected to expire in 2033. We have corresponding patent applications in Europe and Japan, which if they issue as patents, are expected to expire in 2033. We have retained all of the CTP-543 patent rights. The Patent Trial and Appeal Board, or PTAB, instituted an inter partes review, or IPR, brought against our U.S. Patent No. 9,249,149 by Incyte Corporation (the " '149 patent").  The ‘149 patent claims deuterated analogs of ruxolitinib including CTP-543.  In October 2017, the PTAB initially denied the petition to institute the IPR. In November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. A written decision by the PTAB is expected by April 9, 2019.

CTP-692

We hold a U.S. patent application covering pharmaceutical compositions of CTP-692. The patent, if issued, is expected to expire in 2038.  We have retained all of the CTP-692 patent rights.
AVP-786
We hold U.S. patents and pending applications covering the composition of matter and methods of use of deudextromethorphan and other deuterated dextromethorphan analogs, as well as a U.S. patent application covering methods of use of certain other dextromethorphan compounds. These patents and patent applications are expected to expire between 2028 and 2030. We have corresponding patents and patent applications in Europe, Japan, and other countries that are expected to expire in 2028. We have granted exclusive licenses under these patent rights to Avanir.
DEUTERATED SODIUM OXYBATE
We hold two U.S. patents, as well as a corresponding U.S. patent application, covering the composition of matter of deuterated analogs of sodium oxybate and methods of using them for treating certain diseases and disorders, including narcolepsy. These patents and patent applications are expected to expire in 2030. We hold a corresponding European patent that is expected to expire in 2030. We also have U.S. patents covering pharmaceutical compositions of deuterated sodium oxybate and methods of use of deuterated sodium oxybate for treating certain diseases and disorders, including narcolepsy, as well as patent applications in the United States, Europe and Japan, covering the composition of matter and methods of use of deuterated sodium oxybate, that are expected to expire in 2032. We have granted exclusive licenses under these patent rights to Jazz Pharmaceuticals.
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

Many pharmaceutical and biotechnology companies have begun to cover deuterated analogs of their product candidates in patent applications and may develop these deuterated compounds. Some of these pharmaceutical and biotechnology companies may have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. In some cases, these competitors may be interested in developing deuterated compounds that we may be interested in developing for ourselves. Our competitors may succeed in obtaining patents that dominate our products, preventing our operational freedom. In addition, these competitors may enter into collaborative arrangements or business combinations that result in their ability to research and develop deuterated compounds more effectively than us. Our potential competitors also include academic institutions, government agencies and other public and private research organizations.

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

CTP-692

CTP-692 is a deuterated analog of D-serine, which is being developed for the adjunctive treatment of schizophrenia. There are a number of candidates in clinical development for adjunctive treatment of schizophrenia, exploring cognitive or negative symptoms of the disease, including SyneuRx International [Taiwan] Corp.

AVP-786

Avanir is developing AVP-786 for the treatment of agitation associated with agitation associated with dementia of the Alzheimer's type and other neuro-psychiatric disorders. There are competing marketed drugs and product candidates in clinical development for each indication. Axsome Therapeutics, and Otsuka Pharmaceuticals and their partner Lundbeck, are also developing treatments for agitation associated with dementia of the Alzheimer's type.
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

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including a risk evaluation and mitigation strategy, or REMS, and post-approval studies required by the FDA.
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
The FDA also may require submission of a REMS plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.
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
The containment of healthcare costs has also become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products, and re-importation of products sold outside of the United States. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could adversely affect our net revenue and results.
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
Regulation of Deuterium Oxide
We believe that all of the deuterium that we use in manufacturing our product candidates is currently derived, directly or indirectly, from deuterium oxide. For most of our deuterium supply we rely on bulk supplies of deuterium oxide, which we currently source from multiple suppliers, including two located in North America, one of which is located in the United States. In order to internationally transport any deuterium oxide that we purchase from foreign suppliers, we, or our U.S. supplier, may be required to obtain an export license from the country of origin and we may be required to obtain an International Import Certificate from the country of destination. We are also generally required to obtain an export license from the Nuclear Regulatory Commission before shipping deuterium oxide from the United States to any contract manufacturer in another country. Each of these documents specifies the maximum amount of deuterium oxide that we, or our suppliers, are permitted to either import or export. We have obtained a license from the Nuclear Regulatory Commission, or NRC, for the export of 20,000 kilograms of heavy water over the life of the license, which is valid until January 2020. We have obtained an additional export license from the NRC for the export of 20,000 kilograms of heavy water over the life of the license, which is valid until March 2020. In addition, in order to obtain additional supplies of deuterium oxide from one of the foreign suppliers from which we have previously purchased deuterium oxide, the supplier will be required to obtain an additional export license from the country of origin and, as part of the export license application process, we may be required to obtain a U.S. import certificate. While we and our suppliers have obtained similar licenses and certificates in the past, we or our suppliers may not be able to obtain them in the future in a timely manner or at all. We have not obtained an export license from the country in which our potential future foreign supplier is located. In addition, if any of our product candidates is approved by the FDA, then the FDA will also have regulatory jurisdiction over the manufacture and use of deuterium oxide in such product.
EMPLOYEES
As of December 31, 2018, we had 71 employees, 49 of whom were primarily engaged in research and product development activities. A total of 17 employees have Ph.D. degrees. None of our employees are represented by a labor union and we believe our relations with our employees are good.
FACILITIES
In the third quarter of 2018, Concert relocated its offices to a new location in Lexington, Massachusetts, consisting of approximately 55,500 square feet of leased office and laboratory space. The term of the new lease expires in 2029.

RESEARCH AND DEVELOPMENT

We have dedicated a significant portion of our resources to our efforts to develop our pipeline and product candidates.  We incurred research and development expenses of $43.1 million, $30.2 million, and $37.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.  We anticipate that a significant portion of our operating expenses in future periods will continue to be related to research and development as we continue to advance our product candidates through clinical development.

LEGAL PROCEEDINGS

The PTAB instituted an IPR brought against our U.S. Patent No. 9,249,149 by Incyte Corporation.  The ‘149 patent claims deuterated analogs of ruxolitinib including CTP-543.  In October 2017, the PTAB initially denied the petition to institute the IPR. In November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. A written decision by the PTAB is expected by April 9, 2019.

AVAILABLE INFORMATION
We file reports and other information with the Securities and Exchange Commission, or SEC, as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov.
We were incorporated under the laws of the State of Delaware on April 12, 2006 as Concert Pharmaceuticals, Inc. Our principal executive offices are located at 65 Hayden Avenue, Suite 3000N, Lexington, Massachusetts, 02421, and our telephone number is (781) 860-0045. Our Internet website is http://www.concertpharma.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.
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
As of December 31, 2018, we had an accumulated deficit of $116.5 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations or other agreements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and nonclinical development efforts for and seek marketing approval for, our product candidates, or if we in-license or acquire product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of one of our collaborators. In particular, the costs that we may be required to incur for the manufacture of any product candidate that receives marketing approval may be substantial. Manufacturing a drug at commercial scale may require specialized facilities, processes and materials. Furthermore, we will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
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
We believe our existing cash and cash equivalents and investments as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the progress, timing, costs and results of clinical trials of, and research and nonclinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials;

•	our current collaboration agreements and achievement of milestones under these agreements;

•	our ability to enter into and the terms and timing of any additional collaborations, licensing, product acquisition or other arrangements that we may establish;

•	the number of product candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking regulatory approvals;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•	potential litigation costs; and

•	the costs of operating as a public company.
Raising additional capital may cause dilution to our stockholders or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources. We do not have any committed external source of funds, other than potential milestone payments under the Asset Purchase Agreement with Vertex, as well as potential milestone payments and royalties under our existing license agreements, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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

We may not be able to continue further clinical development of our wholly owned development programs, including CTP-543 and CTP-692. If we are unable to develop, obtain marketing approval for or commercialize our wholly owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•	in the case of CTP-543, our ability to safely and effectively treat moderate-to-severe alopecia areata;

•	in the case of CTP-692, our ability to safely and effectively treat schizophrenia in patients concurrently receiving antipsychotic medication;

•	successful and timely completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any, for our programs;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of our active pharmaceutical ingredients and drug products with sufficient quality, quantity, and reproducibility to support clinical trials and potential future commercialization;

•	establishment of arrangements with third party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection, regulatory exclusivity, and freedom to operate, both in the United States and internationally;

•	amount of commercial sales, if and when approved;

•	a continued acceptable safety profile of our programs following any marketing approval; and

•	agreement by third party payors to reimburse patients for the costs of treatment with our products, and the terms of such reimbursement.

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
We, or our collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•	toxicity or serious adverse effects may be observed in our nonclinical studies causing us to delay or abandon clinical trials;

•	clinical trials of our product candidates may produce unfavorable or inconclusive results;

•	unexpectedly high placebo response rates;

•	rater variability in the assessment of clinical endpoints;

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
We, or our collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the European Medicines Agency. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial, including any requirement to halt current therapy in connection with the trial;

•	the potential need to discontinue investigational treatment at the completion of the study;

•	access to relevant clinical trial sites;

•	efforts to facilitate timely enrollment;

•	competing clinical trials;

•	support by relevant industry or patient organizations with influence over clinical trial sites; and

•
clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved or used for the indications we are investigating.

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
Efforts to educate the medical community, and formulary decision-makers, and third party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, including those licensed to our collaborators, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions or burdensome prescription requirements contained in the product’s approved labeling;

•	our ability, or the ability of our collaborators, to offer the product for sale at commercially acceptable prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other new products for the same indications;

•	the extent and success of counter-detailing efforts by our competitors;

•	the organization stability of our collaborators, if any;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products; and

•	availability and amount of reimbursement from government payors, managed care plans and other third party payors.
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
If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less pure, homogeneous, or stable than believed, less effective than previously believed, or causes undesirable side effects that were not previously identified or at a higher rate than was projected during clinical development, our ability to market the drug, or that of our collaborators, could be compromised.
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

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	we, or our collaborators, may be required to operate under a REMS;

•	we, or our collaborators, could be sued and held liable for harm caused to patients; and

•	the drug may become less competitive.
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
We do not have a sales, marketing or distribution infrastructure and as a company have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We expect to use a combination of third party collaboration, licensing and distribution arrangements and a focused in-house commercialization capability to sell any products that receive marketing approval.
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
We currently expect to collaborate with third parties for commercialization in the United States of any products that require a large sales, marketing and product distribution infrastructure. We also expect to commercialize our product candidates outside the United States through collaboration, licensing and distribution arrangements with third parties, if at all. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively, or may actively sell a competing product at the expense of selling ours.

If we do not establish sales and marketing capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing any of our product candidates that receive marketing approval.
We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.
The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of neurologic disorders, autoimmune disorders and inflammation, which are key indications for our development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that attain preferred reimbursement by payors or are more effective, simpler to use, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop or acquire, or which are marketed more effectively, which could render our product candidates obsolete and noncompetitive.
Avanir, a subsidiary of Otsuka, is developing AVP-786 for the treatment of agitation associated with Alzheimer's disease and other neurologic or psychological disorders. There are competing marketed drugs and product candidates in clinical development for each indication. Intra-Cellular Therapies, Axsome Therapeutics, and Otsuka Pharmaceuticals and their partner Lundbeck, are developing treatments for agitation in patients with Alzheimer's disease.
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

We are developing CTP-692 as an adjunctive treatment of schizophrenia. There are a number of companies pursuing development for adjunctive treatment of schizophrenia, exploring cognitive or negative symptoms of the disease, including SyneuRx International [Taiwan] Corp.

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
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The Federal Food, Drug, and Cosmetic Act, or FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug. While we believe that our product candidates contain active ingredients that would be treated as new chemical entities by the FDA and, therefore, if approved, should be afforded at least five years of data exclusivity, the FDA may disagree with that conclusion and may approve generic products after a period that is less than five years. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.
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
We have entered into collaborations for the development and commercialization of certain of our product candidates and expect to enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates and our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.
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

•	collaborators may conduct their clinical trials poorly or inadequately, harming our products, including our products’ development in other territories;

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

•	collaborators may steal our trade secrets or may hire valuable employees from us;

•	collaborators may fail to protect our trade secrets;

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
Certain of our manufacturing processes for our product candidates incorporate deuterium by using deuterated chemical intermediates or reagents that are derived from deuterium oxide. For the deuterated chemical intermediates and reagents, we are not subject to the license requirements applicable to deuterium oxide; however the manufacturer of the deuterated chemical intermediate or reagent may themselves be required to obtain deuterium oxide under applicable licensing requirements. Most of the manufacturers of these deuterated chemical intermediates and reagents are not located in countries that produce bulk quantities of deuterium oxide. Therefore, our ability to source these deuterated chemical intermediates will depend on the ability of these manufacturers to obtain deuterium oxide from other countries. Certain countries may also limit or prohibit the export of deuterium-containing products or intermediates. In the future we may arrange for supplies of deuterated chemical intermediates or reagents from manufacturers located in countries from which they can source deuterium oxide in bulk. However, contract manufacturers in these countries may not represent a viable alternative to our current suppliers. We do not have long-term agreements with our suppliers of deuterated chemical intermediates or reagents and we obtain some of these deuterated chemical intermediates or reagents from single sources, putting us at risk of uncontrolled cost increases or supply interruptions if we cannot establish alternative sourcing arrangements. Deuterated chemical intermediates may be expensive or difficult to obtain or may be produced by specialized techniques that are not widely practiced and we may not be able to enter into arrangements for larger scale supply of deuterated chemical intermediates on acceptable terms, or at all.
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

We contract with third parties for the manufacture and distribution of our product candidates for nonclinical and clinical testing and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, or that the product candidates will not be of sufficient quality or reproducibility or produced on our desired schedule, which could delay, prevent or impair our development or commercialization efforts.
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

•	potential industrial accidents such as fires or explosions that compromise our product candidates or the ability of the contractors to timely deliver them;

•	the possible termination or nonrenewal of agreements by our third party contractors at a time that is costly or inconvenient for us;

•	potentially limited numbers of available contractors due to the need for uncommon equipment or expertise, or pre-existing conflicts of interest;

•	the possible breach by the third party contractors of our agreements with them;

•	possible theft of intellectual property or trade secrets;

•	possible theft of our materials, including starting materials, intermediates, active pharmaceutical ingredients, or drug products;

•	the failure of third party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	possible contamination, or nonconformance with product or packaging specifications, of our product during or after its manufacture;

•	possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities or supply chain disruptions;

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
Third party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not directly control the manufacturing process and are completely dependent on our third party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers fail to consistently manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, or if they unacceptably deviate from standard operating procedures in the production of our product candidates, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate.
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
Our ability to obtain and maintain patent protection for our product candidates may be limited if disclosures of non-deuterated compounds are held to anticipate or make obvious claims of deuterated analogs of the same or similar compounds in any given territory. In addition, several large pharmaceutical and biotechnology companies have begun to pursue patent protection for deuterated analogs of their products and product candidates, and may in the future obtain patent protection that covers deuterated analogs of those product candidates. If patents directed primarily to non-deuterated compounds are deemed to protect deuterated analogs of those compounds or patent claims on deuterated analogs of compounds become common in the biotechnology and pharmaceutical industries, these factors may substantially limit our ability to seek and obtain patent protection for new product candidates based on deuterium modification of compounds. It may also limit our ability to develop new product candidates based on deuterium modification of such compounds without obtaining a license from those patent holders.
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
We may also become involved in opposition, derivation, reexamination, post grant review, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2017, Incyte Corporation filed an inter parties review, or IPR, petition with the PTAB, of the U.S. PTO, challenging the validity of U.S. Patent No. 9,249,149, which claims deuterium-modified versions of ruxolitinib, including CTP-543. In October 2017, the PTAB declined to institute the IPR and in November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR and a decision is expected by April 9, 2019. We intend to take necessary actions to vigorously defend the patent. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.
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
For example, CTP-543 is a deuterium-modified version of ruxolitinib. Ruxolitinib is marketed in the U.S. by Incyte Corporation under the name Jakafi. Incyte has patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also has a US patent that broadly claims deuterated analogs of ruxolitinib. On June 27, 2017, we filed a Post Grant Review with the Patent Trial and Appeal Board, or PTAB, seeking to invalidate all claims of Incyte's U.S. Patent, which includes claims relating to deuterated ruxolitinib analogs. In January 2018, the PTAB did not grant our petition to challenge the validity of the '335 patent. In May 2018, our request for reconsideration was denied. In October 2017, the PTAB denied a petition by Incyte to institute inter partes review, or IPR, of Concert's U.S. Patent No. 9,249,149. The '149 patent claims deuterated analogs of ruxolitinib including CTP-543. In November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. A decision is expected by April 9, 2019.
In addition, Columbia University is the assignee of a patent claiming the use of ruxolitinib and other named JAK inhibitors for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for CTP-543. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market, or prevent us from marketing, CTP-543.
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
The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. This is the case even though the deuterated compounds that we produce and seek to develop can have similar pharmacological properties as their corresponding non-deuterated compounds. Even if, as a result of any such similarities, we, or our collaborators, obtain clearance from the FDA and other regulatory authorities to follow expedited development programs for some deuterated compounds that reference and rely on previous findings for non-deuterated compounds, the review and approval of our product candidates may still take a substantial period of time. Conversely, in certain countries regulators may consider our deuterated compounds to be equivalent to non-deuterated compounds that possess regulatory exclusivity and therefore refuse to approve our compounds until the expiration of that exclusivity.
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
In addition, later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the indication, patient population, or other parameters for which the drug is approved;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	reputational damage;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.
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
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years from the date of our initial public offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Even after we no longer qualify as an emerging growth company, we may still continue to qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Pursuant to SOX Section 404 we are required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to report on this evaluation in our Annual Report on Form 10-K for the year. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that when we are required to deliver the attestation report we will not be able to conclude that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
In addition, as of February 22, 2019, there were 4,541,732 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of February 26, 2019, there were 61,273 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.
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
As of December 31, 2018, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 42.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

ITEM 1B. Unresolved Staff Comments
None

ITEM 2. Properties
We lease our principal facilities, which consist of approximately 55,500 square feet of office, research and laboratory space located at 65 Hayden Avenue, Lexington, Massachusetts. We relocated to this location in the third quarter of 2018. The lease covering this space expires on January 1, 2029. The lease for our prior principal facility located at 99 Hayden Avenue, Lexington, Massachusetts expired on September 30, 2018. We believe that the new facilities are sufficient for our current needs for the foreseeable future.

ITEM 3. Legal Proceedings

The PTAB instituted an IPR brought against our U.S. Patent No. 9,249,149 by Incyte Corporation.  The ‘149 patent claims deuterated analogs of ruxolitinib including CTP-543.  In October 2017, the PTAB initially denied the petition to institute the IPR. In November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. A written decision by the PTAB is expected by April 9, 2019.

ITEM 4. Mine Safety Disclosures
Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities
MARKET INFORMATION
Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “CNCE” since February 13, 2014.
HOLDERS
As of January 31, 2019, there were 14 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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
The following graph compares the performance of our common stock to The NASDAQ Composite Index and to The NASDAQ Biotechnology Index from February 13, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2018. The comparison assumes $100 was invested after the market closed on February 13, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Concert Pharmaceuticals, Inc, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/13/14
6/14
12/14
6/15
12/15
6/16
12/16
6/17
12/17
6/18
12/18
Concert Pharmaceuticals, Inc.
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

	Years ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Results of Operations
Total revenue (1)	$10,505	$143,891	$174	$66,729	$8,576
Operating expenses:
Research and development	$43,149	$30,223	$36,983	$28,885	$27,474
General and administrative	22,940	21,019	14,358	13,056	11,700
Total operating expenses	66,089	51,242	51,341	41,941	39,174
(Loss) Income from operations	(55,584)	92,649	(51,167)	24,788	(30,598)
Interest and other (expense) income, net	(127)	2,690	447	(185)	(1,101)
Provision (Benefit) for income taxes	313	(300)	—	429	—
Net (loss) income	$(56,024)	$95,639	$(50,720)	$24,174	$(31,699)
Net (loss) income applicable to common stockholders - basic	$(56,024)	$95,195	$(50,720)	$24,174	$(31,754)
Net (loss) income applicable to common stockholders - diluted	$(56,024)	$95,210	$(50,720)	$24,174	$(31,754)
Earnings Per Share
Net (loss) income per share applicable to common stockholders - basic	$(2.40)	$4.20	$(2.28)	$1.14	$(2.00)
Net (loss) income per share applicable to common stockholders - diluted	$(2.40)	$4.06	$(2.28)	$1.09	$(2.00)
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders - basic	23,370	22,641	22,233	21,152	15,842
Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders - diluted	23,370	23,442	22,233	22,267	15,842
Financial Condition
Cash and cash equivalents	$17,770	$27,665	$40,555	$92,510	$13,396
Investments, available for sale	135,544	175,500	55,630	49,680	65,836
Working capital	171,400	199,289	92,159	137,481	63,102
Total assets	192,547	211,736	100,395	146,932	84,454
Deferred revenue	10,533	10,301	10,050	10,170	15,821
Loan payable, net of discount	—	—	—	—	7,101
Total stockholders’ equity	167,740	196,432	85,594	130,635	54,825
(1) On January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-19, Revenue from Contracts with Customers ("ASC 606"). For detailed information regarding the adoption of ASC 606 and the impact on our consolidated financial statements, see Note 2 to the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $116.5 million since inception through December 31, 2018 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations, patent assignments, and other arrangements. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs.

On March 3, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Pharmaceuticals, Inc., through Vertex Pharmaceuticals (Europe) Limited ("Vertex"), pursuant to which we agreed to sell and assign CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company, for up to $250 million subject to the satisfaction of certain closing conditions. On July 25, 2017, the Asset Purchase Agreement closed and Vertex paid us $160 million in cash consideration, with $16 million initially held in escrow, which was released to us in February 2019. Additional information concerning the sale of CTP-656 is discussed further in Note 12 to the consolidated financial statements and Item 1, each appearing elsewhere in this Annual Report on Form 10-K.

The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under our current development programs. We generated a net loss of $56.0 million for the year ended December 31, 2018, net income of $95.6 million for the year ended December 31, 2017, and a net loss of $50.7 million for the year ended December 31, 2016. The net income generated during the year ended December 31, 2017 was primarily the result of the Asset Purchase Agreement with Vertex, discussed above and in further detail in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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

COLLABORATIONS

We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for both our specific development programs and our DCE Platform. Our collaborators also have applied their considerable scientific, development, regulatory and commercial capabilities to the development of our compounds. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible for an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. We believe that our collaborations have contributed to our ability to progress our product candidates and build our DCE Platform. We have established the following key collaborations, which are discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

•
AVP-786 is a combination of deudextromethorphan and an ultra-low dose of quinidine being investigated for the treatment of neuro-psychiatric disorders that is being developed under a development and license agreement with Avanir. In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated dementia of the Alzheimer's type. It expects to enroll approximately 850 patients in two U.S. Phase 3 trials. The two North American Phase 3 trials are expected to be completed in 2019 and are expected to be part of the NDA package. Additionally, in October 2017, Avanir initiated a global Phase 3 trial which is expected to enroll approximately 400 patients to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type.

•
CTP-730 is a deuterated analog of apremilast that is being developed under a collaboration with Celgene. In January 2019, Celgene announced their intent to merge with Bristol-Myers Squibb. Apremilast is a selective phosphodiesterase 4 (PDE4) inhibitor approved in various countries for the treatment of moderate to severe psoriasis and psoriatic arthritis. We have completed the Phase 1 clinical evaluation of CTP-730. Once daily dosing of 50 mg of CTP-730 administered for seven days in the Phase 1 clinical trial demonstrated similar steady state exposure to historical data for 30 mg of apremilast twice daily. Treatment with CTP-730 was generally well-tolerated and no serious adverse events were observed. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. Celgene is assessing the path forward for CTP-730. However, CTP-730 has not advanced into new trials at this time.

•
Jazz Pharmaceuticals is evaluating several formulation and technology options as part of its once nightly oxybate program. Jazz Pharmaceuticals initially evaluated JZP-386, a deuterium containing high sodium analog of Xyrem, which demonstrated favorable deuterium-related effects. However its current once-nightly development efforts are focused on lower sodium compounds. The collaboration with Jazz Pharmaceuticals provides for the evaluation of deuterium as an option for a once nightly sodium oxybate product (D-SXB).

ASSET PURCHASE AGREEMENT

On March 3, 2017, we entered into an Asset Purchase Agreement with Vertex pursuant to which we sold and assigned CTP-656 and other cystic fibrosis assets of the Company to Vertex. On July 25, 2017, the transaction contemplated by the Asset Purchase Agreement closed, and Vertex paid us $160 million in cash consideration with $16 million initially held in escrow, which was released in February 2019. Additional information concerning the sale of CTP-656 is discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

FINANCIAL OPERATIONS OVERVIEW
Revenue
We have not generated any revenue from the sales of products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement, and an asset sale. On January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-19, Revenue from Contracts with Customers ("ASC 606" or "the new revenue standard"). We adopted ASC 606 using the modified retrospective approach. For detailed information regarding the adoption of ASC 606 and the impact on our consolidated financial statements, see Note 2 to the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
In the future, we will seek to generate revenue from a combination of product sales and milestone payments and royalties on product sales in connection with our current collaborations, our asset sale with Vertex, or other collaborations we may enter into.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents. In 2017, we also incurred expenses responding to the Federal Trade Commission's requests for information and documentation in connection with their review of the transaction contemplated by the Vertex Asset Purchase Agreement. In both 2018 and 2017, we incurred expenses for intellectual property matters related to CTP-543.
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

Unrealized Gains (Losses) on Marketable Equity Securities

As discussed in Note 2 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, effective January 1, 2018 we prospectively adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, resulting in the recognition of the effects of changes in fair value of marketable equity securities within net income. Unrealized gains (losses) on marketable equity securities consists of changes in the fair value of common shares of Processa held by us, discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Interest and other expense
Interest and other expense consists primarily of interest expense on amounts outstanding under our prior debt facilities with Hercules Technology Growth Capital, Inc., or Hercules, and amortization of debt discount. On June 8, 2017, we entered into a loan agreement with Hercules in the amount of $30.0 million which we then paid off on September 7, 2017 in the amount of $30.8 million pursuant to a payoff letter. All our outstanding indebtedness and obligations owed to Hercules were paid in full, and the loan agreement was terminated. Additional information regarding the debt facility is available in Note 13 of the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income Taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. We recorded $0.3 million in income tax expense and $0.3 million in income tax benefit during the years ended December 31, 2018 and 2017, respectively. No tax provision was recorded during the year ended December 31, 2016 due to the net loss generated. The tax expense in 2018 is primarily the result of taxes assessed on the $16 million initially held in escrow under the Asset Purchase Agreement with Vertex. The tax benefit realized in fiscal year 2017 is the result of the enactment of the Tax Cuts and Jobs Act (TCJA) that changed corporate alternative minimum tax ("AMT"), resulting in an expected refund for AMT paid in fiscal year 2015. As of December 31, 2015, the U.S. federal tax code limited the use of net operating loss carryforwards to ninety percent of AMT income resulting in an effective tax rate of approximately two percent.
Loss on extinguishment of debt
In connection with the loan agreement entered into with Hercules on June 8, 2017 and subsequently repaid on September 7, 2017, we recognized a loss on the extinguishment of debt for $1.4 million. Additional information regarding the debt facility is available in Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
Revenue recognition
We have primarily generated revenue through arrangements with collaborators for the development and commercialization of product candidates. In fiscal year 2017, we generated revenue through an Asset Purchase Agreement with Vertex.

We adopted ASC 606 effective January 1, 2018. ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. We applied ASC 606 on January 1, 2018 to all contracts using the modified retrospective approach. For additional details regarding our adoption of ASC 606 and our associated accounting policies, refer to Notes 2 and 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
Stock-Based Compensation

Since our inception in May 2006, we have applied the fair value recognition provisions of FASB Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718, to account for stock-based compensation arrangements with our employees. Stock-based compensation arrangements with non-employees has not been significant. We use the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards on the date of grant, which requires the use of subjective assumptions to determine the fair value of stock-based awards, including the award’s expected term and the price volatility of the underlying stock. We recognize the value of the portion of the awards that is ultimately expected to vest as expense over the requisite vesting periods on a ratable basis for the entire award. Our awards granted to employees generally have a ten year term and typically vest over a four year period.

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
We have computed the fair value of employee stock options at the date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2018	2017	2016
Expected volatility	77.22%	78.15%	78.29%
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.64%	2.07%	1.36%
Expected dividend yield	—%	—%	—%

We granted restricted stock units and performance stock units to our employees and members of our senior management team. We recognize compensation expense for restricted stock units ratably over the required service period. For awards with performance conditions in which the award does not vest unless the performance condition is met, we recognize expense only if we estimate that achievement of the performance condition is probable. If we conclude that vesting is probable, we recognize expense from the date that we reach this conclusion through the estimated vesting date using an accelerated attribution method.

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

Our ability to use our operating loss carryforwards and tax credits to offset taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit our use of operating loss carryforwards and tax credits. In such a situation, we may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist. In determining the tax provisions for fiscal years 2017 and 2015, we assessed our ability to use our net operating loss carryforwards in accordance with Sections 382 and 383 of the Internal Revenue Code, discussed further in Note 10 to the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

As a result of the enacted law, we were required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate. Furthermore, we recorded a reduction to our deferred tax assets and a corresponding reduction to our valuation allowance. Accordingly, there was no impact to our income statement due to the reduction in the U.S. corporate tax rate. Due to the changes to corporate AMT, we recorded an AMT benefit in fiscal year 2017 due to the expected refund for AMT paid in fiscal year 2015.

Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities was subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities was completed during 2018 as permitted in accordance with Staff Accounting Bulletin No. 118, and there was no change from the initial estimate.

For additional details regarding our accounting for income taxes, see Note 10 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
PENDING AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2018 and 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars.

	Year ended December 31,
(in thousands)	2018	2017	Change
Revenue:
License and research and development revenue	$10,505	$62	$10,443
Other revenue	—	143,829	(143,829)
Total revenue	10,505	143,891	(133,386)
Operating expenses:
Research and development	43,149	30,223	12,926
General and administrative	22,940	21,019	1,921
Total operating expenses	66,089	51,242	14,847
(Loss) Income from operations	(55,584)	92,649	(148,233)
Investment income	2,787	1,336	1,451
Other income	12	3,601	(3,589)
Interest and other expense	—	(815)	815
Loss on extinguishment of debt	—	(1,432)	1,432
Unrealized loss on marketable equity securities	(2,926)	—	(2,926)
(Loss) Income before income taxes	(55,711)	95,339	(151,050)
Provision (Benefit) for income taxes	313	(300)	613
Net (loss) income	$(56,024)	$95,639	$(151,663)
License and Research and Development Revenue

License and research and development revenue was $10.5 million for the year ended December 31, 2018 as compared to $62 thousand for the prior year period, an increase of $10.4 million. In 2018, we granted Processa an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499 in exchange for upfront consideration of 2,090,301 shares of common stock of Processa with a fair value of $10.5 million on the date of the transaction, which was recorded as license and research and development revenue during fiscal year 2018. For further details related to our transaction with Processa, refer to Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. License and research and development revenue in the 2017 period was for services performed under our Celgene and Jazz Pharmaceuticals collaboration agreements.

Other Revenue

Other revenue recognized during the year ended December 31, 2017 of $143.8 million was attributable to the closing of the transaction contemplated by the Asset Purchase Agreement with Vertex, discussed in detail in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. As a result of the adoption, the cumulative impact to retained earnings at January 1, 2018 was $15.8 million. Of the $15.8 million, $16.0 million was attributable to the recognition of a contract asset related to the escrow payment that became due in January 2019 under our Vertex Asset Purchase Agreement. Because the amount was recognized in the ASC 606 transition adjustment, the escrow payment did not result in additional revenue when the cash was received in February 2019. For additional details related to our adoption of ASC 606, see Notes 2 and 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
As of December 31, 2018, we had deferred revenue of:

•
$7.8 million related to our collaboration with Celgene, consisting of $1.3 million related to the R&D Services Performance Obligation, $0.1 million related to the Supply Performance Obligation and $6.4 million related to the First and Second Discount Performance Obligations, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K; and

•	$2.8 million related to a payment received from GSK.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the years ended December 31, 2018 and 2017, with our internal research expenses separately classified by category. Because Avanir is conducting the clinical development of AVP-786 at its expense, we made no investment in the program during these periods.

	Year ended December 31,
(in thousands)	2018	2017

CTP-543 external costs	$9,254	$6,299
CTP-692 external costs	7,417	—
CTP-656 external costs	—	3,076
CTP-730 external costs	—	19
External costs for other programs	3,147	1,481
Employee and contractor-related expenses	17,876	15,685
Facility and other expenses	5,455	3,663
Total research and development expenses	$43,149	$30,223

Research and development expenses were $43.1 million for the year ended December 31, 2018, compared to $30.2 million for the prior year period, an increase of $12.9 million. This increase was primarily due to an increase of $7.4 million and $3.0 million in direct external expenses associated with CTP-692 and CTP-543, respectively. The increase in CTP-692 external expenses in 2018 was attributed to costs incurred related to Phase 1 clinical and manufacturing activities to support Phase 1 and Phase 2 activities. The increase in CTP-543 external expenses was driven by the ongoing Phase 2 clinical study and manufacturing costs to support continued advancement of the CTP-543 program.

The cessation of CTP-656 external expenses in 2018 was attributable to the sale of CTP-656 to Vertex under the Asset Purchase Agreement in 2017.

The $1.7 million increase in external costs for other programs is due to additional spending to identify additional product candidates.

The increase in employee and contractor-related expenses was primarily attributable to increased non-cash stock-based compensation expenses due to RSUs granted in the third quarter of 2017.

The increase in facility and other-related expense was primarily attributable to increased rent expense and depreciation for our new office and laboratory facility.

General and administrative expenses

General and administrative expenses were $22.9 million for the year ended December 31, 2018, compared to $21.0 million for the prior year. The increase of $1.9 million was primarily attributable to a $1.5 million increase in non-cash stock-based compensation expenses due to RSUs granted in the third quarter of 2017. Facility and other-related expenses increased by $0.8 million during the 2018 period, due to increased rent expense and depreciation for our new office and laboratory facility, but were offset by a $0.8 million net decrease in consulting and professional fees during the 2018 period following the closing of the CTP-656 Asset Purchase Agreement in 2017.
Investment income
Investment income was $2.8 million for the year ended December 31, 2018, compared to $1.3 million for the prior year period. The increase in investment income was attributable to an increase in investments held during the 2018 period as well as higher yields on our portfolio held during the 2018 period.

Other income
Other income was $12 thousand during the year ended December 31, 2018, compared to $3.6 million in the prior year. Other income in the year 2017 was due to the disgorgement of short-swing profits arising from sales of the Company's stock by a 10% stockholder pursuant to Section 16(b) of the Securities and Exchange Act of 1934.

Interest and other expense
Interest expense of $0.8 million recorded during the year ended December 31, 2017 was attributable to the interest that was due under our loan facility with Hercules and amortization of the loan discount. All our outstanding indebtedness and obligations owed to Hercules were paid in full, and the loan agreement was terminated in September 2017. Additional information regarding the debt facility is available in Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Loss on extinguishment of debt
As a result of the prepayment of the debt facility with Hercules, we recognized a loss on the extinguishment of debt of $1.4 million. All our outstanding indebtedness and obligations owed to Hercules were paid in full on September 7, 2017, and the loan agreement was terminated.
Unrealized loss on marketable equity securities
The unrealized loss on marketable equity securities of $2.9 million consists of changes in the fair value of common shares of Processa held by us, discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Provision for income taxes
We recorded $0.3 million in income tax expense during the year ended December 31, 2018. The 2018 provision primarily consists of interest owed to Federal and State tax authorities due to the deferral of $16 million in income from Vertex for cash initially held in escrow but received in February 2019.

We recorded a tax benefit of $0.3 million during the year ended December 31, 2017. The tax benefit recorded in fiscal year 2017 is the result of the alternative minimum tax ("AMT") paid in fiscal year 2015, which is refundable under the Tax Cuts and Jobs Act of 2017. Income taxes that would otherwise have been due on the 2017 taxable income were offset with the tax benefit of net operating loss carryforwards which had previously had a full valuation allowance, except for $1.9 million of AMT incurred due to the limitation on use of net operating loss carryforwards when determining AMT. However, the 2017 AMT is also refundable under the Tax Cuts and Jobs Act of 2017 and thus we have not recorded a tax provision for this amount. The total amount of refundable AMT credits of $2.3 million is reflected as income tax receivable in the consolidated balance sheet as of December 31, 2018.

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
Other Revenue

Other revenue recognized during the year ended December 31, 2017 of $143.8 million was attributable to the closing of the transaction contemplated by the Asset Purchase Agreement with Vertex, discussed in detail in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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
Investment income
Investment income was $1.3 million for the year ended December 31, 2017, compared to $0.4 million for the prior year period. The increase is attributable to an increase in investments which is due to the upfront payment from Vertex as a result of the closing of the transaction contemplated by the Asset Purchase Agreement, discussed in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Other income
Other income was $3.6 million during the year ended December 31, 2017 due to the disgorgement of short-swing profits arising from sales of the Company's stock by a 10% stockholder pursuant to Section 16(b) of the Securities and Exchange Act of 1934.

Interest and other expense
Interest expense recorded during the year ended December 31, 2017 is attributable to the interest that was due under our loan facility with Hercules and amortization of the loan discount. All our outstanding indebtedness and obligations owed to Hercules were paid in full, and the loan agreement was terminated in September 2017. Additional information regarding the debt facility is available in Note 13 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of December 31, 2018, we had an accumulated deficit of $116.5 million. Although we generated net income in fiscal year 2017 due to the payment from Vertex, we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
In June 2015, we received proceeds of $50.2 million in connection with the change in control payment from Auspex, relating to Teva Pharmaceutical Industries Ltd.’s acquisition of Auspex, discussed further in Note 12 to the consolidated financial statements.
On July 25, 2017, the Vertex Asset Purchase Agreement, discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual report on Form 10-K, was completed and Vertex paid us $160 million in cash consideration, with $16 million initially held in escrow, which was released to us in February 2019.
As of December 31, 2018 we had cash and cash equivalents and investments of $153.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$(48,029)	$104,084	$(45,343)
Investing activities	37,903	(121,307)	(7,213)
Financing activities	(169)	5,490	601
Net decrease in cash, cash equivalents and restricted stock	$(10,295)	$(11,733)	$(51,955)
Comparison of the years ended December 31, 2018, 2017 and 2016

Operating activities. The cash provided by or used for operating activities generally approximates our net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. The cash used during the year ended December 31, 2018 was largely driven by Phase 2 clinical studies and other development activities associated with CTP-543 as well as Phase 1 clinical studies and associated costs of CTP-692. The cash provided by operating activities during the year ended December 31, 2017 was primarily the result of the receipt of $144 million upon the closing of the CTP-656 asset sale to Vertex in July 2017, partially offset by development activities associated with CTP-656, CTP-543, and research. The cash used during the year ended December 31, 2016 was largely driven by Phase 1 clinical studies and other development activities associated with CTP-656 and CTP-543.

Investing activities. Net cash used in investing activities consisted of purchases of investments, purchases of fixed assets, and proceeds from the maturity of investments. Net cash used to purchase investments for the years ended December 31, 2018, 2017 and 2016 was $99.4 million, $206.2 million and $132.3 million, respectively. Net cash provided by maturities of investments for the years ended December 31, 2018, 2017 and 2016 was $140.2 million, $85.8 million and $125.9 million, respectively. Purchases of fixed assets for the years ended December 31, 2018, 2017 and 2016 was $2.9 million, $0.9 million and $0.8 million, respectively. The increase in cash used to purchase fixed assets in fiscal year 2018 was due to the relocation of our headquarters to 65 Hayden Avenue, discussed further in Note 11 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Financing activities. During the years ended December 31, 2018, 2017, and 2016, our financing activities used cash of $0.2 million, and provided cash of $5.5 million and $0.6 million, respectively. Cash used during 2018 consisted of $1.2 million used to pay withholding taxes on behalf of employees in connection with the vesting and settlement of restricted stock units, in exchange for the surrender of shares of common stock by employees, offset by $1.0 million of proceeds from the exercise of stock options. During the 2017 period, cash provided by financing activities was largely driven by the net proceeds of $29.7 million under our Loan Agreement with Hercules in June 2017 and proceeds from the exercise of stock options of $6.6 million, partially offset by the prepayment of our Loan Agreement with Hercules in September 2017. The cash provided by financing activities during the year ended December 31, 2016 was attributable to proceeds from the exercise of stock options of $0.6 million.
Credit Facilities
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
Pursuant to the Loan Agreement, we had the option to prepay the principal of the Loan Agreement at any time subject to a prepayment charge; however the prepayment charge was waived upon the completion of the sale of CTP-656 to Vertex, discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and the prepayment of the Term Loan Facility after the 90th day following the closing date of the Loan Agreement but prior to the six month anniversary of the closing date of the Loan Agreement.
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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional collaborations, strategic alliances and licensing arrangements, and other arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any additional committed external sources of funds. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the issuance of securities with rights senior to those of our common stock. We may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.

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
Contractual obligations
The following table summarizes our contractual obligations at December 31, 2018:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations(1)	$31,348	$2,776	$5,328	$6,159	$17,085
Total contractual obligations	$31,348	$2,776	$5,328	$6,159	$17,085

(1)
Consists of future lease payments under the operating lease for our office and laboratory at 65 Hayden Avenue, Lexington, Massachusetts. The operating lease expires on January 1, 2029, with two optional extension terms of five years each.

We have an obligation to make a payment to GSK of up to $2.8 million if we receive cash proceeds from the sale of common stock of Processa received in the 2018 licensing transaction, commercialize CTP-499 or if we receive cash proceeds from re-licensing or transferring the rights to our CTP-499 program.
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

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of December 31, 2018 and 2017, we had $153.3 million and $203.2 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of December 31, 2018 would not have a material effect on the fair market value of our cash equivalents and short term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018, 2017 or 2016.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Concert Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Concert Pharmaceuticals, Inc. (and subsidiaries) (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and related amendments.

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
Boston, Massachusetts
February 28, 2019

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Amounts in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$17,770	$27,665
Investments, available for sale	135,544	175,500
Marketable equity securities	7,525	—
Interest receivable	556	628
Accounts receivable	15	155
Contract asset (Note 12)	16,000	—
Prepaid expenses and other current assets	2,739	1,786
Total current assets	180,149	205,734
Property and equipment, net	8,919	2,165
Restricted cash	1,157	1,557
Other assets	—	34
Income taxes receivable	2,322	2,246
Total assets	$192,547	$211,736
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,277	$658
Accrued expenses and other liabilities	5,669	4,299
Income taxes payable	390	46
Deferred revenue, current portion	1,413	1,442
Total current liabilities	8,749	6,445
Deferred revenue, net of current portion	9,120	8,859
Deferred lease incentive, net of current portion	4,088	—
Deferred rent, net of current portion	2,850	—
Total liabilities	24,807	15,304
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2018 and 2017, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 23,518,690 and 23,147,779 shares issued and 23,437,587 and 23,140,378 outstanding in 2018 and 2017, respectively	23	23
Additional paid-in capital	284,369	273,059
Accumulated other comprehensive loss	(137)	(407)
Accumulated deficit	(116,515)	(76,243)
Total stockholders’ equity	167,740	196,432
Total liabilities and stockholders’ equity	$192,547	$211,736

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2018	2017	2016
	(Amounts in thousands, except per share data)
Revenue:
License and research and development revenue	$10,505	$62	$174
Other revenue (Note 12)	—	143,829	—
Total revenue	10,505	143,891	174
Operating expenses:
Research and development	43,149	30,223	36,983
General and administrative	22,940	21,019	14,358
Total operating expenses	66,089	51,242	51,341
(Loss) Income from operations	(55,584)	92,649	(51,167)
Investment income	2,787	1,336	447
Other income (Note 14)	12	3,601	—
Interest and other expense	—	(815)	—
Loss on extinguishment of debt (Note 13)	—	(1,432)	—
Unrealized loss on marketable equity securities (Note 12)	(2,926)	—	—
(Loss) Income before income taxes	(55,711)	95,339	(50,720)
Provision (Benefit) for income taxes	313	(300)	—
Net (loss) income	$(56,024)	$95,639	$(50,720)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $76 in 2018	270	(400)	11
Comprehensive (loss) income	$(55,754)	$95,239	$(50,709)

Net (loss) income attributable to common stockholders:
Basic	$(56,024)	$95,195	$(50,720)
Diluted	$(56,024)	$95,210	$(50,720)

Net (loss) income per share attributable to common stockholders:
Basic	$(2.40)	$4.20	$(2.28)
Diluted	$(2.40)	$4.06	$(2.28)

Weighted-average number of common shares used in net (loss) income per share attributable to common stockholders:
Basic	23,370	22,641	22,233
Diluted	23,370	23,442	22,233

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2015	22,167	2	$22	$251,793	$(18)	$(121,162)	$130,635
Exercise of stock options	153	1	—	601	—	—	601
Unrealized gain on short-term investments	—	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	5,067	—	—	5,067
Net loss	—	—	—	—	—	(50,720)	(50,720)
Balance at December 31, 2016	22,320	3	$22	$257,461	$(7)	$(171,882)	$85,594
Exercise of stock options	828	5	1	6,586	—	—	6,587
Unrealized loss on short-term investments	—	—	—	—	(400)	—	(400)
Stock-based compensation expense	—	—	—	8,500	—	—	8,500
Issuance of stock warrants	—	—	—	512	—	—	512
Net income	—	—	—	—	—	95,639	95,639
Balance at December 31, 2017	23,148	8	$23	$273,059	$(407)	$(76,243)	$196,432
Exercise of stock options	197	21	—	1,016	—	—	1,016
Release of restricted stock units	174	52	—	(1,206)	—	—	(1,206)
Unrealized gain on short-term investments, net of tax of $76	—	—	—	—	270	—	270
Stock-based compensation expense	—	—	—	11,500	—	—	11,500
Adoption of ASC 606 as of January 1, 2018	—	—	—	—	—	15,752	15,752
Net loss	—	—	—	—	—	(56,024)	(56,024)
Balance at December 31, 2018	23,519	81	$23	$284,369	$(137)	$(116,515)	$167,740

 See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities
Net (loss) income	$(56,024)	$95,639	$(50,720)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,247	1,008	893
Stock-based compensation expense	11,500	8,500	5,067
Accretion of premiums and discounts on investments	(469)	90	504
Amortization of discount on loan payable	—	166	—
Amortization of deferred lease incentive	(703)	(324)	(315)
Noncash license consideration (Note 12)	(10,451)	—	—
Other noncash items	(77)	—	—
Unrealized loss on marketable equity securities (Note 12)	2,926	—	—
Loss on disposal of asset	52	46	2
Loss on extinguishment of debt	—	1,432	—
Changes in operating assets and liabilities:
Accounts receivable	119	(107)	43
Interest receivable	72	(464)	17
Prepaid expenses and other current assets	(953)	(433)	314
Other assets	34	33	11
Accounts payable	435	113	44
Accrued expenses and other liabilities	1,265	436	(957)
Income taxes receivable	(76)	(2,246)	—
Income taxes payable	344	46	(75)
Deferred rent	2,746	(102)	(51)
Deferred revenue	(16)	251	(120)
Net cash (used in) provided by operating activities	(48,029)	104,084	(45,343)
Investing activities
Purchases of property and equipment	(2,869)	(947)	(770)
Purchases of investments	(99,435)	(206,207)	(132,344)
Maturities of investments	140,207	85,847	125,901
Net cash provided by (used in) investing activities	37,903	(121,307)	(7,213)
Financing activities
Proceeds from loan, net	—	29,659	—
Repayment of loan	—	(30,745)	—
Repurchase of common stock pursuant to share surrender	(1,206)	—	—
Proceeds from exercise of stock options	1,037	6,576	601
Net cash (used in) provided by financing activities	(169)	5,490	601
Net decrease in cash, cash equivalents and restricted stock	(10,295)	(11,733)	(51,955)
Cash, cash equivalents and restricted stock at beginning of period	29,222	40,955	92,910
Cash, cash equivalents and restricted stock at end of period	$18,927	$29,222	$40,955
Supplemental cash flow information:
Cash paid for income taxes	$123	$1,900	$75
Cash paid for interest	$—	$648	$—
Purchases of property and equipment unpaid at period end	$188	$65	$20
Tenant Improvements paid by landlord (Note 11)	$4,996	$—	$—
Issuance of stock warrants	$—	$512	$—

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
In March 2015, the Company sold 3,300,000 shares of common stock in a public offering at a price to the public of $15.15 per share, resulting in net proceeds to the Company of approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses. In June 2015, the Company received a one-time payment of $50.2 million from Auspex Pharmaceuticals, Inc., or Auspex, pursuant to a patent assignment agreement between Concert and Auspex. Concert became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva Pharmaceutical Industries Ltd. in May 2015 (see Note 12).

On March 3, 2017, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Vertex Pharmaceuticals, Inc., through Vertex Pharmaceuticals (Europe) Limited ("Vertex"), pursuant to which the Company agreed to sell and assign CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company, for up to $250 million subject to the satisfaction of certain closing conditions. On July 25, 2017, the transaction contemplated by the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million to be held in escrow. Additional information concerning the sale of CTP-656 is discussed further in Note 12.
The Company had cash and cash equivalents and investments of $153.3 million at December 31, 2018. The Company believes that its cash and cash equivalents and investments at December 31, 2018 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months from the date of issuance of the financial statements. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $116.5 million through December 31, 2018. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The Company classifies all investments as current assets as these assets are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2018 and 2017, there were no realized gains or losses on sales of investments, and no investments were adjusted for other than temporary declines in fair value.

The Company reviews available-for-sale securities for other-than-temporary impairment whenever the fair value of an available-for-sale security is less than the amortized cost and evidence indicates that an available-for-sale security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.

Marketable Equity Securities

Marketable equity securities consist of the fair value of common shares of Processa held by the Company, as discussed further in Note 12. As discussed below in this Note 2, effective January 1, 2018 the Company prospectively adopted ASU 2016-01, resulting in the recognition of the effects of changes in fair value of equity securities within net income.

The Company reviews investments in marketable securities for other-than-temporary impairment whenever the fair value of the investment is less than the cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has an intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to year-end.

Fair Value of Financial Measurements

The Company has certain financial assets and liabilities that are recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

•	Level 1—quoted prices for identical instruments in active markets;

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of money market funds, investments (including interest receivable), and accounts receivable. Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America.
The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no foreign exchange contracts, option contracts or other foreign exchange hedging arrangements.

At December 31, 2018 and 2017, substantially all of the Company’s cash was deposited in accounts at two financial institutions, thus limiting the amount of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits.
Accounts receivable generally represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.
Property and Equipment
Property and equipment are recognized at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful life or the related lease term. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. Potential impairment is assessed when there is evidence that events or circumstances indicate that the carrying amount of an asset may not be recovered. No such impairment losses have been recorded through December 31, 2018.
Rent Expense
Rent expense for the year ended December 31, 2018 consists of the Company's previous facility at 99 Hayden Avenue, Lexington, Massachusetts, and the Company's new facility at 65 Hayden Avenue, Lexington, Massachusetts. The Company ceased recognizing rent expense for 99 Hayden Avenue when the lease expired on September 30, 2018. The Company began recognizing rent expense for 65 Hayden Avenue on January 1, 2018 when it obtained access to the premises.
The Company's operating lease for its new facility at 65 Hayden Avenue in Lexington, Massachusetts provides for scheduled annual rent increases throughout the lease term. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full term of the lease, which expires on January 1, 2029. Additionally, the Company has received certain lease incentives in connection with its existing Lexington, Massachusetts facility lease, which are recognized as a reduction to rent expense over the remaining lease term. Refer to Note 11 for additional details regarding the Company’s operating leases.
Rent expense for the years ended December 31, 2018, 2017, and 2016 was $3.3 million, $1.1 million, and $1.2 million, respectively.
Contingencies
The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred. No liabilities for legal and other contingencies were accrued as of December 31, 2018 and 2017.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
The Company has generated revenue through arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement and an asset sale.
On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and all related amendments ("ASC 606" or "the new revenue standard"). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most legacy revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts and costs to obtain or fulfill contracts. The Company applied ASC 606 on January 1, 2018 to all contracts using the modified retrospective approach. As a result of the adoption, the cumulative effect to retained earnings at January 1, 2018 was $15.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption of the new standard had an immaterial impact on the Company’s reported revenues, operating income and changes in operating cash flows for the twelve months ended December 31, 2018 as compared to what reported amounts would have been under legacy guidance. The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard was as follows:

(Amounts in thousands)	Balance at December 31, 2017	ASC 606 Adjustments	Opening Balance at January 1, 2018
Assets
Contract Asset	$—	$16,000	$16,000

Liabilities and Equity
Deferred revenue, current portion	$1,442	$(14)	$1,428
Deferred revenue, net of current portion	8,859	261	9,120
Retained earnings	76,243	15,753	60,490

The impact of adopting the new revenue standard primarily relates to the treatment of the consideration held in escrow under the Vertex Asset Purchase Agreement. Under previous authoritative guidance, the Company concluded that it would not recognize the Vertex escrow consideration until it was received. However, under ASC 606, the Vertex escrow consideration represents variable consideration and was included in the transaction price at contract inception, discussed further in Note 12. There was no material effect on the accounting for income taxes resulting from the adoption of ASC 606.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounting for Stock-Based Compensation
The Company issues stock options and restricted-stock-units, or RSUs, to certain employees, officers and directors. The Company accounts for stock compensation using the fair value method, which results in the recognition of compensation expense over the vesting period of the awards. See Note 8 for additional information.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (iv) modifying the officer’s compensation limitation. The Company recognized the effects of changes in tax law, including the TCJA, in the period the law is enacted. Accordingly, the effects of the TCJA were recognized in the financial statements for the year ended December 31, 2017.

For additional details regarding the accounting for income taxes, see Note 10.
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

Pursuant to the Asset Purchase Agreement, discussed further in Note 12, the Company agreed to indemnify Vertex for certain matters, including breaches of specified representations and warranties, covenants included in the Asset Purchase Agreement and specified tax claims. Representations and warranties, other than certain fundamental representations and warranties, survived for a period of eighteen months following the Closing and the maximum liability of the Company for claims by Vertex related to the breaches of such representations and warranties, with limited exceptions, was limited to the escrow amount, or $16 million. In January 2019, the escrow period expired and the escrow of $16.0 million was released to the Company in February 2019.
As of December 31, 2018 and 2017, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all related amendments. For further discussion, see the Revenue Recognition discussion appearing elsewhere in this Note 2.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). This standard requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on January 1, 2018. The adoption of ASU 2016-18 resulted in the Company's cash, cash equivalents and restricted cash being included in the beginning and ending amounts for the periods shown on the statement of cash flows and was applied retroactively and reflected in the balances presented for any prior periods. The Company believes that the adoption of this guidance did not have a significant impact on its consolidated financial statements and related disclosures.

Restricted cash as of December 31, 2018 and 2017 is held as collateral for stand-by letters of credit issued by the Company to its landlords in connection with the leases of both the Company's current facility at 65 Hayden Avenue, Lexington, Massachusetts, as well as its previous facility at 99 Hayden Avenue, Lexington, Massachusetts.

Cash, cash equivalents and restricted cash consisted of the following:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$17,770	$27,665
Restricted cash	1,157	1,557
	$18,927	$29,222

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the classification and measurement of investments in equity securities. ASU 2016-01 generally requires that equity investments, except for those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. Unrealized gains or losses from other investments, including debt securities, continue to be included in accumulated other comprehensive income (loss). Effective January 1, 2018, the Company prospectively adopted this new standard resulting in the recognition of the effects of changes in fair value of equity securities within net income (loss) in the consolidated statement of operations and comprehensive loss. Refer to Note 12 for discussion of the Company's marketable equity securities holdings.
Pending Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 will also require certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for the Company on January 1, 2019. The Company plans to adopt the new standard with a cumulative-effect adjustment to the opening balance of retained earnings at that date and no restatement of comparative periods’ financial information, as recently allowed by the FASB. The Company is currently evaluating the effect of adopting the requirements of ASU 2016-02 as it relates to the

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting for its facility lease at 65 Hayden Avenue, Lexington, Massachusetts, which was executed in December 2017 and is discussed further in Note 11. The Company has performed a preliminary evaluation of other material contracts to determine if any contain embedded leases, and has not identified any to date. The Company's lease for its 99 Hayden Avenue, Lexington, Massachusetts facility expired in September 2018 and as a result will not be evaluated under the scope of ASU 2016-02. The Company expects to elect certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less).

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

In June 2018, the FASB issued ASU 2018-07 (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 provides that an entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The Company believes that this guidance will not have a significant impact on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of December 31, 2018 and 2017 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

	Level 1	Level 2	Level 3	Total
December 31, 2018
Cash equivalents:
Money market funds	$7,643	$—	$—	$7,643
U.S. Treasury obligations	1,748	—	—	1,748
Investments, available for sale:
U.S. Treasury obligations	34,103	746	—	34,849
Government agency securities	64,733	35,962	—	100,695
Marketable equity securities:
Corporate equity securities (Note 12)	7,525	—	—	7,525
Total	$115,752	$36,708	$—	$152,460

	Level 1	Level 2	Level 3	Total
December 31, 2017
Cash equivalents:
Money market funds	$8,108	$—	$—	$8,108
Investments, available for sale:
U.S. Treasury obligations	53,910	—	—	53,910
Government agency securities	88,651	32,939	—	121,590
Total	$150,669	$32,939	$—	$183,608

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Cash, Cash Equivalents, Investments and Marketable Equity Securities

Cash, cash equivalents, available for sale investments, and marketable equity securities included the following at December 31, 2018 and 2017:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2018
Cash		$8,379	$—	$—	$8,379
Money market funds		7,643	—	—	7,643
U.S. Treasury obligations	31 days	1,748	—	—	1,748
Cash and cash equivalents		$17,770	$—	$—	$17,770

U.S. Treasury obligations	151 days	$34,856	$2	$(9)	$34,849
Government agency securities	153 days	100,748	7	(60)	100,695
Investments, available for sale		$135,604	$9	$(69)	$135,544

December 31, 2018		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities (Note 12)		$10,451	$—	$(2,926)	$7,525

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2017
Cash		$19,557	$—	$—	$19,557
Money market funds		8,108	—	—	8,108
Cash and cash equivalents		$27,665	$—	$—	$27,665

U.S. Treasury obligations	184 days	$54,004	$—	$(94)	$53,910
Government agency securities	229 days	121,903	—	(313)	121,590
Investments, available for sale		$175,907	$—	$(407)	$175,500

5. Restricted Cash
At December 31, 2018 and 2017, restricted cash was $1.2 million and $1.6 million, respectively. Restricted cash as of December 31, 2018 and 2017 is held as collateral for stand-by letters of credit issued by the Company to its landlords in connection with the leases of both the Company's current facility at 65 Hayden Avenue, Lexington, Massachusetts, as well as its previous facility at 99 Hayden Avenue, Lexington, Massachusetts. For additional information regarding the Company's leases, please reference Note 11.

	December 31, 2018	December 31, 2017
Letter of Credit: 99 Hayden Avenue, Lexington, Massachusetts	$—	$400
Letter of Credit: 65 Hayden Avenue, Lexington, Massachusetts	1,157	1,157
	$1,157	$1,557

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment
Property and equipment consists of the following at December 31, 2018 and 2017 (in thousands):

	Estimated useful life (in years)	December 31, 2018	December 31, 2017
Laboratory equipment	5	$3,484	$2,674
Computer, telephone and office equipment	3	875	147
Software	3	206	160
Leasehold improvements	Lesser of useful life or remaining lease term	5,866	6,551
		10,431	9,532
Less accumulated depreciation and amortization		(1,512)	(7,367)
		$8,919	$2,165
Depreciation and amortization expense was charged to operations in the amounts of $1.2 million, $1.0 million, and $0.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued professional fees and other	$672	$628
Employee compensation and benefits	3,067	2,797
Research and development expenses	1,476	521
Deferred lease incentive, current portion	454	249
Deferred rent, current portion	—	104
	$5,669	$4,299
8. Stock Compensation

Stock incentive plans

The Company previously sponsored an Amended and Restated 2006 Stock Option and Grant Plan, or the 2006 Plan, which provided for the issuance of shares of common stock in the form of incentive stock options, nonstatutory stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. The 2006 Plan was replaced by the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, which became effective in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. In addition, the 2014 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2014 Plan. Effective January 1, 2019, 937,503 shares were added to the 2014 Plan for future issuance pursuant to this evergreen provision.

The 2006 Plan has no shares remaining available for grant, although existing stock options granted under the 2006 Plan remain outstanding. As of December 31, 2018, 1,488,976 shares were available for future grant under the 2014 Plan.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain information related to the Company's outstanding stock options:

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$17.74	$7.67	$10.42
Aggregate grant date fair value of options vested during the year	$7,755	$6,212	$4,614
Total cash received from exercises of stock options	$1,037	$6,576	$601
Total intrinsic value of stock options exercised	$2,599	$8,692	$1,160

The weighted average fair value of options granted in the years ended December 31, 2018, 2017 and 2016, reflect the following weighted-average assumptions:

	Year ended December 31,
	2018	2017	2016
Expected volatility	77.22%	78.15%	78.29%
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	2.64%	2.07%	1.36%
Expected dividend yield	—%	—%	—%
Expected volatility. For the years ended December 31, 2018 and 2017, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a representative group of publicly traded companies from the biopharmaceutical industry with similar characteristics as the Company, including stage of product development and therapeutic focus. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
For year ended December 31, 2016, the Company estimated expected volatility using only the historical volatility from a representative group of publicly traded companies from the biopharmaceutical industry with similar characteristics including stage of product development and therapeutic focus.
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
Risk-free interest rate. For the years ended December 31, 2018, 2017 and 2016, the risk-free interest rate was estimated using an average of treasury bill interest rates over a period commensurate with the expected term of the option at the time of grant.
Expected dividend yield. The expected dividend yield is zero as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
Forfeiture rate. The Company elected to estimate potential forfeiture of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up in the period of change and impact the amount of stock compensation expense to be recognized in future periods. For the years ended December 31, 2018, 2017 and 2016, the Company assumed forfeiture rates of approximately 7%, 7%, and 6%, respectively.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of option activity under the 2006 Plan and 2014 Plan:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2017	2,889,722	$11.25
Granted	968,043	$26.01
Exercised	(196,861)	$7.27
Forfeited or expired	(103,498)	$19.20
Outstanding at December 31, 2018	3,557,406	$15.26	6.97	5,834
Exercisable at December 31, 2018	2,134,434	$12.27	6.05	5,052
Vested and expected to vest at December 31, 2018 (1)	3,444,612	$15.06	6.92	5,780

(1)
This represents the number of vested stock option shares as of December 31, 2018, plus the number of unvested stock option shares that the Company estimated as of December 31, 2018 would vest, based on the unvested stock option shares at December 31, 2018 and an estimated forfeiture rate of 7%.

As of December 31, 2018 there was $16.9 million of total unrecognized compensation cost related to stock options that are expected to vest. Total unrecognized compensation cost will be adjusted for future changes in forfeitures. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

Restricted Stock units

On July 6, 2017, the Company granted 0.5 million restricted stock units, or RSUs, to executives and employees. The awards granted to employees are service-based, whereas the awards granted to executives are a blend of service-based and performance-based. Assuming all service and performance conditions were achieved, fifty percent of the RSUs would vest on March 31, 2018, and the remaining fifty percent of the RSUs would vest on March 31, 2019. Certain executive awards were subject to the achievement of defined performance criteria prior to March 31, 2018, including the closing of the Asset Purchase Agreement with Vertex and the institution by the Patent Trial and Appeal Board ("PTAB") of the Post Grant Review ("PGR") petition filed by the Company against Incyte Corporation. In January 2018, the PTAB decided not to institute the PGR petition and, as a result, the corresponding performance-based awards will not vest.

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

RSUs are not included in issued and outstanding common stock until the shares are vested and released. As of December 31, 2018, 174,050 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of RSU activity, including both time-based and performance-based restricted stock units for the year ended December 31, 2018:

	Number of RSU Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2017	517,300	$13.87
Granted	—	$—
Released	(174,050)	$13.87
Forfeited	(115,100)	$13.87
Outstanding at December 31, 2018	228,150	$13.87

As of December 31, 2018, there was $0.6 million of unrecognized compensation cost related to restricted stock units that are expected to vest. This amount excludes compensation cost related to restricted stock units where the performance conditions are not considered probable of being satisfied. The costs from restricted stock units that are considered probable of vesting are expected to be recognized over a weighted average remaining vesting period of 0.3 year.
Stock-based compensation expense
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Research and development	$5,221	$3,708	$2,147
General and administrative	6,279	4,792	2,920
Total stock-based compensation expense	$11,500	$8,500	$5,067

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
The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company has outstanding warrants, including those issued in connection with the Loan and Security Agreement described in Note 13, that are deemed to be participating securities. The two-class method was not applied for the years ended December 31, 2018 and 2016 as the Company’s participating securities do not have any obligation to absorb net losses. The Company applied the two-class method to calculate basic and diluted net earnings per share of common stock for the year ended December 31, 2017.
The following table illustrates the determination of earnings (loss) per share for each period presented.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2018	2017	2016
Basic Earnings per Share	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(56,024)	$95,639	$(50,720)
Income attributable to participating securities - basic	—	444	—
(Loss) income attributable to common stockholders - basic	(56,024)	95,195	(50,720)

Denominator:
Weighted average shares outstanding	23,370	22,641	22,233
Net (loss) income per share applicable to common stockholders - basic	$(2.40)	$4.20	$(2.28)

Diluted Earnings per Share
Numerator:
Net (loss) income	(56,024)	95,639	(50,720)
Income attributable to participating securities - diluted	—	429	—
(Loss) income attributable to common stockholders - diluted	(56,024)	95,210	(50,720)

Denominator:
Weighted average shares outstanding	23,370	22,641	22,233

Dilutive impact from:
Stock options	—	688	—
Restricted stock units	—	113	—
Weighted average shares outstanding - diluted	23,370	23,442	22,233
Net (loss) income per share applicable to common stockholders - diluted	$(2.40)	$4.06	$(2.28)

Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Stock options	666	1,833	620
Restricted stock units	185	408	—
Warrants	132	—	71

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes
New Tax Legislation
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) modifying the officer’s compensation limitation, and (iv) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Specifically, the TCJA limited the amount the Company is able to deduct for net operating loss carryforwards generated in taxable years beginning after December 31, 2017 to 80% of taxable income however these net operating loss carryforwards can be carried forward indefinitely.
The Company recognizes the effects of changes in tax law, including the TCJA, in the period the law is enacted. Accordingly, the effects of the TCJA were recognized in the financial statements for the year ended December 31, 2017. As a result of the change in law, the Company recorded a reduction to its deferred tax assets of $8.6 million and a corresponding reduction to its valuation allowance due to the reduction in the U.S. federal statutory rate from 35% to 21%.
In addition, the new legislation also repealed the corporate Alternative Minimum Tax (“AMT”) for years after 2017. Corporations that were previously subject to the AMT and have AMT tax credit carryforwards as of December 31, 2017, are eligible for a refund of these credits for tax years beginning after 2017 and before 2022. The Company was subject to AMT in the amount of $1.9 million in 2017. Since the AMT paid on its 2017 tax return generated an AMT credit that will be refundable between 2018 and 2022, the Company recorded a $1.9 million income tax receivable rather than a tax expense for 2017. Further, the Company also had a deferred tax asset for its AMT credit carryforward related to its AMT liability paid in 2015 in the amount of $0.3 million. This deferred tax asset was previously offset by a full valuation allowance. As a result of the change in law, the Company reclassified the 2015 AMT credit carryforward from deferred tax assets to income tax receivable during 2017. As of December 31, 2018, the Company has a $2.3 million income tax receivable related to AMT taxes in prior years.
At December 31, 2018, the Company has completed its accounting for the tax effects of the enactment of the TCJA and no adjustments were recorded to the provisional amounts previously recorded.
Income Taxes
During the year ended December 31 2018, the Company recorded net loss before taxes of $55.7 million and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the year ended December 31, 2018. On July 25, 2017, the transaction contemplated by the Asset Purchase Agreement with Vertex, as discussed in Note 12, closed and Vertex paid the Company $160 million in cash consideration, with $16 million to be held in escrow. For income tax purposes, the $16 million held in escrow is recognized under the installment method and is therefore deferred until the cash is received by the Company. Under the provisions of Section 453A of the Internal Revenue Code, the Company is required to recognize interest on the deferred tax liability with respect to the portion of the installment sale outstanding as of the close of each taxable year that exceeds $5 million. As a result, during 2018 the Company recorded a provision of $0.4 million, which includes $0.2 million of interest accrued for tax year 2017 and $0.2 million of interest accrued for tax year 2018. Additionally, during 2018 the Company recorded unrealized gains on its investments in available-for-sale securities in other comprehensive income. Intraperiod tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations. As a result of these rules, the Company recorded a benefit of $0.1 million in continuing operations, with a corresponding reduction in other comprehensive income of $0.1 million, related to its unrealized gains on its investments in available-for-sale securities during 2018.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s ability to use its operating loss carryforwards and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Net operating loss and tax credit carryforwards are subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss and tax credit carryforwards. In such a situation, the Company may be required to pay income taxes, even though significant operating loss and tax credit carryforwards exist. Additionally, any future financing could result in a change in control, as defined by Sections 382 and 383, which could further limit the Company's use its operating loss and tax credit carryforwards. In determining the tax provisions for fiscal year 2018, we assessed our ability to use our net operating loss carryforwards in accordance with Sections 382 and 383 of the Internal Revenue Code.
A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.0%	(35.0)%	34.0%
State income taxes	6.2%	(5.1)%	4.5%
Change in valuation allowance	(30.9)%	46.2%	(40.3)%
Research and development and other credits	4.0%	2.5%	3.1%
Permanent items	(0.3)%	0.8%	(1.0)%
Alternative minimum tax	—%	—%	—%
Other	(0.6)%	—%	(0.3)%
Federal rate change	—%	(9.1)%	—%
Effective income tax rate	(0.6)%	0.3%	—%
The significant components of the Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$23,841	$11,670
Deferred revenue	2,878	2,733
Research and development and other credit carryforwards	15,597	13,399
Fixed assets	—	236
Other	7,985	3,575
	50,301	31,613
Valuation allowance	(44,453)	(31,613)
Total deferred tax assets, net of valuation allowance	$5,848	$—
Deferred tax liabilities:
Fixed assets	$1,477	$—
Gain deferred under installment method	4,371	—
Total deferred tax liabilities	$5,848	$—
Net deferred tax assets	$—	$—

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to the limitations described above and the impacts of the TCJA, at December 31, 2018, the Company had gross federal net operating loss carryforwards of $99.5 million and state net operating loss carryforwards of $46.7 million available to reduce future taxable income, of which $54.8 million of the gross federal net operating loss carryforwards and $46.7 million of the state net operating loss carryforwards will expire at various dates beginning in 2034. Approximately $44.7 million of the federal net operating loss carryforwards will be carried forward indefinitely. The Company also had federal and state tax credit carryforwards of $11.7 million and $4.9 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2038.
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017.  As a result of adoption, the deferred tax assets associated with net operating losses as of December 31, 2016 have increased by $3.2 million. These amounts were offset by a corresponding increase in the valuation allowance. The adoption of ASU 2016-09 had no impact on the Company’s operations, financial position or cash flows.
The Company adopted ASC 606 using the modified retrospective transition method as permissible for all contracts not yet completed as of January 1, 2018. This created approximately $4.3 million of deferred tax liabilities relating to federal and state deferred revenue that are fully offset by a corresponding decrease in the valuation allowance. As a result, there was no cumulative effect adjustment to accumulated deficit.
Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the carryforward period. The Company currently has deferred tax assets in excess of its deferred tax liabilities, resulting in the Company having net deferred tax assets. The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its net deferred tax assets. As a result, the net deferred tax assets have been fully reserved at December 31, 2018 and 2017.
At December 31, 2018, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying statement of operations. As of December 31, 2018, the Company had no accrued interest related to uncertain tax positions.
The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2015 through 2017. Carryforward tax attributes generated in years prior to 2015 may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

11. Commitments

The Company currently leases 55,522 square feet of office and laboratory space (the "Lease") located at 65 Hayden Avenue, Lexington, Massachusetts (the "Premises"). The Company occupied the Premises in the third quarter of 2018, however the Company gained access to the space on January 1, 2018 in order to start making certain tenant improvements. Accordingly, for accounting purposes the lease commencement date is January 1, 2018. The Lease term extends ten years following January 1, 2019. The Company is entitled to two five-year options to extend the Lease. The Lease is accounted for as an operating lease.

The Lease provides for annual base rent of approximately $2.8 million in the first year following the Base Rent Commencement Date of January 1, 2019, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $0.5 million at the beginning of the second year of the Lease term if the Company is not in default under the Lease). The Company is also obligated to pay the Landlord for certain costs, taxes and operating expenses related to the Premises, subject to certain exclusions. The Company is recognizing rental expense on a straight-line basis, beginning on the

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease commencement date of January 1, 2018, over the term of the lease with corresponding rent differential accounted for as deferred rent.

The Company received an improvement allowance from the Landlord of approximately $5.0 million for certain permitted costs related to the design of Company improvements to the Premises, consisting of normal tenant improvements. The Company is deemed to be the owner of these tenant improvements during the lease term. The Company is accounting for the tenant improvements funded by the Landlord as a lease incentive obligation to be amortized against operating lease expense on a straight-line basis over the term of the Lease. Leasehold improvements, including those funded by the Landlord and those funded by the Company, have been recognized as assets and are amortized on a straight-line basis over the term of the Lease.

The Company provided a security deposit, in the form of a stand-by letter of credit, in the amount of approximately $1.2 million, which may be used by the Landlord to be applied for certain purposes upon the Company’s breach of any provisions under the Lease.

The Lease contains customary provisions allowing the Landlord to terminate the Lease if the Company fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of the Company.

The Company previously leased approximately 50,000 square feet of office and laboratory space at 99 Hayden Avenue, Lexington, Massachusetts under a non-cancelable operating lease agreement, or the 2008 Lease Agreement, as amended.  The term of the 2008 Lease Agreement expired September 30, 2018.
The future minimum lease payments under the Lease is as follows (in thousands):

Base rent obligations
At December 31, 2018
2019	$2,776
2020	2,383
2021	2,945
2022	3,034
2023	3,125
Greater than 5 years	17,085
Total minimum lease payments	$31,348

12. Revenue

The Company's revenue is currently generated through collaborative licensing agreements, patent assignments, and sales of intellectual property. The Company generates its revenue through one segment and the revenue recognized under each of the Company's arrangements during the current and prior periods is described below. The terms of these agreements may contain multiple promised goods or services or optional goods and services, including licenses, or options to obtain licenses, to product candidates, referred to as exclusive licenses, as well as research and development activities to be performed by the Company on behalf of the collaboration partner related to the licensed product candidates.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company's contracts may contain multiple performance obligations if a promise to transfer goods or services is separately identifiable from other promises in a contract and, therefore, is considered distinct. For contracts with multiple performance obligations, the Company determines the standalone selling price of each performance obligation and allocates the total transaction price using the relative selling price basis. The Company recognizes performance obligations based on their nature.
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
Under ASC 606, the Company estimates the amount of consideration to which it will be entitled in exchange for satisfying performance obligations. Based on the Company’s current contracts, variable consideration primarily exists in the following forms: development and regulatory milestones, royalties and sales-based milestones, and consideration held in escrow for indemnification purposes. The Company utilizes the "most likely amount" variable consideration method for estimating development and regulatory milestone consideration to include in the transaction price and the “expected value” variable consideration method for the consideration held in escrow for indemnification purposes. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company refers to this as the variable consideration constraint.
Due to the uncertainty associated with the occurrence of the underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of those development and regulatory milestones received to date, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of the ASC 606 transition date and as of December 31, 2018 and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will re-assess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

To date, the Company has not recognized any royalties or sales-based milestones under its licensing and collaboration arrangements. Royalties and sales-based milestones qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sales-and-usage by the licensee and (ii) a license of IP is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company's collaborator and the Company has a present right to payment.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Contract Assets
As of January 1, 2018, the Company identified a contract asset of $16.0 million associated to the Vertex indemnification payment held in escrow. As the receipt of the Vertex indemnification consideration involves more than the passage of time, the consideration was concluded to be conditional and therefore classified as a contract asset. As of December 31, 2018, there have been no changes to the balance of the Company's contract asset from the date of adoption of ASC 606. In February 2019, the escrow was released to the Company.
Contract Liabilities
As of January 1, 2018, the Company identified contract liabilities of $10.5 million related to unsatisfied performance obligations as well as variable consideration paid in advance but currently constrained from recognition. Contract liabilities are presented as deferred revenue and classified as current or noncurrent based on the timing of when the Company expects to recognize revenue. During the twelve months ended December 31, 2018, $16 thousand of deferred revenue was recognized into revenue. As of December 31, 2018, the Company recorded $10.5 million of contract liabilities in the condensed consolidated statement of financial position.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The transaction price, exclusive of amounts subject to the variable consideration constraint, as of the transition date consisted of the $35.0 million non-refundable upfront payment and the $8.0 million milestone payment received upon successful completion of the Phase 1 clinical program totaling to $43.0 million. The Company allocated the upfront arrangement consideration of $35.0 million among the performance obligations using the relative selling price method based on the standalone selling prices of each performance obligation, which is generally the price at which it would sell such deliverable if it were to be sold regularly on a standalone basis. The standalone selling price of License Performance Obligation was based on historical valuations for other licensing arrangements entered into by the Company. The standalone selling prices of the R&D Services Performance Obligation and the Supply Performance Obligation were based on the expected cost plus margin approach. The standalone selling prices of the First and Second Discount Performance Obligations were based the expected value of the options.
The Company allocated the $8.0 million milestone payment to only the License Performance Obligation, R&D Services Performance Obligation and the Supply Performance Obligation using the relative selling price method based on the standalone selling prices of each of these three performance obligations. The Company concluded that the achievement of the

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue is recognized when the performance obligation is considered satisfied. The License Performance Obligation was considered satisfied at contract inception as the exclusive license transferred control to the customer at this point in time. The R&D Services Performance Obligation and the Supply Performance Obligation are satisfied over time using the input method based on costs incurred determined by estimates of associated effort and cost of services adjusted for a reasonable profit margin such that they represent estimated market rates for similar services on a standalone basis. The First Discount Performance Obligation and the Second Discount Performance Obligation shall be considered satisfied upon the option's exercise or expiration. Unsatisfied performance obligations represent contract liabilities that are presented as deferred revenue within the accompanying consolidated balance sheet.
The collaborative arrangement with Celgene contains consideration that is variable based on the customer's achievement of certain development, regulatory, and sales-based milestones in addition to royalties upon the customer's commercial success with licensed programs. The next milestone payment of $15.0 million upon first actual dosing in a Phase 3 clinical trial, or if earlier, acceptance for filing of a new drug application, or NDA, for the CTP-730 program is considered variable consideration that is fully constrained due to the uncertainty associated to the achievement of the milestone. As a result, the variable consideration that is considered fully constrained related to this and the remaining development and regulatory milestones will not be recognized until the time at which the constraint is released. The consideration related to royalty and sales-based milestones are recognized pursuant to the sales- and usage-based exemption under ASC 606. The variable consideration related to sales-based milestones and royalties will be recognized in the period the products are sold by Celgene and the Company has a present right to payment.
During the year ended December 31, 2018, the Company recognized no revenue for the R&D Services and Supply Performance Obligation as no services were performed. During the years ended December 31, 2017 and 2016 the Company recognized revenue of $20 thousand, and $62 thousand for the R&D Services and Supply Performance Obligations, respectively. The revenue in the prior year period was recognized in accordance with legacy authoritative guidance. The revenue was classified as license and research and development revenue in the accompanying consolidated statements of operations and comprehensive income (loss).
As of December 31, 2018, there was $7.8 million of deferred revenue related to the Company’s collaboration with Celgene, consisting of $1.3 million related to the R&D Services Performance Obligation, $0.1 million related to the Supply Performance Obligation and $6.4 million related to the First and Second Discount Performance Obligations. The Company classified the $1.4 million related to the R&D Services Performance Obligation and the Supply Performance Obligation as a current liability and the $6.4 million related to the First and Second Discount Performance Obligations as a noncurrent liability in the accompanying consolidated balance sheet.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The transaction price, exclusive of amounts subject to the variable consideration constraint, consists of the $2.0 million non-refundable upfront payment and $6.0 million in development milestone payments received totaling to $8.0 million. As all promised goods and services were considered satisfied as of the ASC 606 adoption date, the arrangement consideration need not be allocated among the performance obligations because the arrangement consideration was fully recognized as of January 1, 2018.
The arrangement with Avanir contains consideration that is variable based on the customer's achievement of certain development, regulatory, and sales-based milestones in addition to royalties upon the customer's commercial success with the licensed product. The $6.0 million resulting from the achievement of development milestones to date represents variable consideration that has been earned and therefore is not subject to constraint. The next milestones that the Company may be entitled to are regulatory milestones that represent variable consideration that is fully constrained due to the uncertainty associated to the achievement of milestones of this nature. As a result, the variable consideration that is considered fully constrained will not be recognized until the time at which the constraint is released. The consideration related to royalty and sales-based milestones are recognized pursuant to the sales- and usage-based exemption under ASC 606. The variable consideration related to sales-based milestones and royalties will be recognized in the period the products are sold by Avanir and the Company has a present right to payment.
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
The transaction price, exclusive of amounts subject to the variable consideration constraint, consists of the $4.0 million non-refundable upfront payment. As all promised goods and services were considered satisfied as of the ASC 606 adoption date, the arrangement consideration need not be allocated among the performance obligations. Furthermore, as all promised goods and services are considered satisfied, the consideration was fully recognized as of January 1, 2018.
The collaborative arrangement with Jazz Pharmaceuticals contains consideration that is variable based on the customer's achievement of certain development, regulatory, and sales-based milestones in addition to royalties upon the customer's commercial success with the licensed product. The next milestone payment the Company may be entitled to receive of $4.0

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million related to initiation of the first Phase 2 clinical trial of JZP-386 or D-SXB is considered variable consideration that is fully constrained due to the uncertainty associated to the achievement of the development milestone. As a result, the variable consideration that is considered fully constrained will not be recognized until the time at which the constraint is released. The consideration related to royalty and sales-based milestones are recognized pursuant to the sales- and usage-based exemption under ASC 606. The variable consideration related to royalties will be recognized in the period the products are sold by Jazz and the Company has a present right to payment.
Other Revenue Arrangements
Vertex
On March 3, 2017, the Company and Vertex entered into an Asset Purchase Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company sold and assigned to Vertex, CTP-656, a deuterated analog of ivacaftor now known as VX-561, and other cystic fibrosis assets of the Company. On July 25, 2017, the Closing Date, the transaction contemplated by the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration, with $16 million initially held in escrow for a period of eighteen months. In February 2019, the $16.0 million held in escrow was released to the Company.
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
The Asset Purchase Agreement with Vertex contains consideration that is variable based on Vertex's achievement of certain regulatory milestones in addition to the $16.0 million held in escrow to indemnify Vertex, which was released to us February 2019. The regulatory milestone payments are fully constrained due to the uncertainty associated to the achievement of the respective milestones. The Company concluded that an indemnification claim was remote and as a result was not subject to the variable consideration constraint at the ASC 606 transition date. Accordingly, the variable consideration of $16.0 million was included in the transaction price.

The transaction price was $160.0 million, as the variable consideration associated with the escrow amount was not subject to the constraint. As the arrangement contained a single performance obligation, the Company attributed the full transaction price (exclusive of amounts subject to the variable consideration constraint) of $160.0 million to the Transfer of IP Performance Obligation.
The Transfer of IP Performance Obligation was satisfied as of the Closing Date as the control of CTP-656 transferred to Vertex, the customer. As a result, the full transaction price was recognized as revenue as of the ASC 606 adoption date.
As of December 31, 2018, the Vertex indemnification variable consideration represented a contract asset to be released from escrow 18 months following the Closing Date and was classified as a current asset in the accompanying consolidated balance sheet. In February 2019, the $16.0 million initially held in escrow was released to the Company.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the new revenue standard, the $2.8 million payment represents variable consideration that is fully constrained as of the ASC 606 adoption date due to the likelihood the Company may be required to repay GSK as a result of the transaction contemplated by the License and Option Agreement with Promet Therapeutics, LLC, discussed further in this Note 12. The $2.8 million payment is a contract liability that is classified as deferred revenue as of December 31, 2018 and will not be recognized as revenue until the repayment obligation lapses.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 19, 2018, the Company entered into an Amendment to the Option, or Amendment, and a Securities Purchase Agreement, or Securities Agreement, both with Promet and Processa. Pursuant to the Amendment, the Company granted Promet, who then assigned to Processa, an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499, now known as PCS-499. Upon transfer of the license and as consideration for the license, the Company received 2,090,301 shares of common stock of Processa, representing approximately 5.4% of the common stock outstanding.

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

Subsequent changes to the fair value of the underlying securities is recognized as unrealized gains or losses on marketable equity securities within the consolidated statement of operations and comprehensive income (loss).
The Amendment contains consideration that is variable based on royalties upon the customer's commercial success with the licensed product. The consideration related to royalty milestones is recognized pursuant to the sales- and usage-based exemption under ASC 606. The variable consideration related to royalties will be recognized in the period the products are sold by Processa and the Company has a present right to payment.

For the year ended December 31, 2018, the Company recognized $10.5 million in revenue related to the transfer of the license.

13. Loan Payable and Warrant to Purchase Redeemable Securities
On June 8, 2017, the Company entered into a Loan Agreement with Hercules, pursuant to which Hercules agreed to make available to the Company a Term Loan Facility in the amount of $30.0 million, subject to certain terms and conditions. The Company borrowed $30.0 million under the Loan Agreement in one advance. The Company incurred $0.3 million in loan issuance costs paid directly to the lenders, which was offset against the loan proceeds as a loan discount.

The advance under the Loan and Security Agreement bore interest at a variable rate of the greater of 8.55% and an amount equal to 8.55% plus the prime rate of interest minus 4.50%. Through September 7, 2017, the Term Loan Facility had an interest rate of 8.55%. Pursuant to the Loan Agreement, the Company had the option to prepay the principal of the Loan Agreement at any time subject to a prepayment charge; however the prepayment charge was waived upon the completion of the sale of CTP-656 to Vertex, discussed further in Note 12, and the prepayment of the Term Loan Facility after the 90th day following the closing date of the Loan Agreement but prior to the six month anniversary of the closing date of the Loan Agreement.

On September 7, 2017, the Company paid a total of $30.8 million to Hercules, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under the Loan Agreement. The payoff amount included a final end of term charge to Hercules in the amount of $0.7 million, reduced from the $1.5 million end of term charge required had the debt been outstanding to maturity. Upon the payment of the $30.8 million pursuant to a payoff letter between the Company and Hercules, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated. As a result of the debt extinguishment, the Company recognized a loss of $1.4 million during the year ended December 31, 2017.

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

Pursuant to ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, the Warrants were classified as equity and were initially measured at relative fair value. Subsequent changes to fair value will not be recognized so long as the instrument continues to be equity classified. To determine the relative fair value, the Company measured the fair value of the Warrants as of June 8, 2017 using the Black-Scholes-Merton option pricing model. The significant assumptions

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

used in estimating the fair value of the Warrants include the volatility of the stock underlying the warrants, risk-free interest rate, and estimated life of the warrant. The Company used the following weighted-average assumptions:

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

14. Disgorgement of Profits

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

15. 401(k) Retirement Plan
In January 2008, the Company established the Concert Pharmaceuticals 401(k) Retirement Plan (the 401(k) Plan) in which substantially all of its permanent employees are eligible to contribute a percentage of base wages up to an amount not to exceed an annual statutory maximum. The Company matches 50% of the first 6% of an employee’s contributions subject to statutory limits.
The Company made matching contributions under the 401(k) Plan of $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

16. Quarterly Financial Information (unaudited)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data) (unaudited)
Revenue	$10,479	$2	$11	$13
Operating expenses	14,286	14,376	17,351	20,076
Loss from operations	(3,807)	(14,374)	(17,340)	(20,063)
Other (expense) income, net	(656)	1,329	(29)	(771)
Provision for income taxes	—	(280)	(18)	(15)
Net loss	$(4,463)	$(13,325)	$(17,387)	$(20,849)
Net loss per share - basic and diluted	$(0.19)	$(0.57)	$(0.74)	$(0.89)

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data) (unaudited)
Revenue	$20	$15	$143,844	$12
Operating expenses	13,490	12,992	12,011	12,749
Income (Loss) from operations	(13,470)	(12,977)	131,833	(12,737)
Other income (expense), net	137	(50)	(1,591)	4,194
(Provision) Benefit for income taxes	—	—	(2,177)	2,477
Net income (loss)	$(13,333)	$(13,027)	$128,065	$(6,066)
Net income (loss) per share—basic	$(0.60)	$(0.58)	$5.61	$(0.26)
Net income (loss) per share—diluted	$(0.60)	$(0.58)	$5.44	$(0.26)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2018, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2018, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2018, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2018, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2018, and is incorporated herein by reference.

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

3.3
Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's previous Annual Report on Form 10-K (File No. 001-36310), filed with the SEC on March 6, 2017)

4.1
Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.1
Third Amended and Restated Registration Rights Agreement, dated as of June 1, 2009, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.2
Warrant to purchase shares of Series C Convertible Preferred Stock issued by the Registrant to Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.3 #
Amended and Restated 2006 Stock Option and Grant Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.4 #
Form of Incentive Stock Option Agreement under 2006 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.5 #
Form of Nonstatutory Stock Option Agreement under 2006 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

10.6 #	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.7 #
Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.8 #
Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on February 3, 2014)

10.11 #
Form of Restricted Stock Unit Award Granted under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36310), filed with the SEC on July 10, 2017)

10.12
Asset Purchase Agreement, dated March 3, 2017, by and between the Registrant and Vertex Pharmaceuticals (Europe) Ltd., as Buyer, and Vertex Pharmaceuticals Inc., as Guarantor (incorporated by reference to Exhibit 10.12 to the Registrant's previous Annual Report on Form 10-K (File No. 001-36310), filed with the SEC on March 6, 2017)

10.13 #
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (File No. 333-193335), filed with the SEC on January 13, 2014)

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

10.22
Lease Agreement, dated as of December 21, 2017, by and between the Registrant and HCP/King Hayden Campus LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s annual report on Form 10-K (File No. 001-36310), filed with the SEC on March 1, 2018)

10.23 #*	Summary of Director Compensation Program

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

CONCERT PHARMACEUTICALS, INC.

By:	/s/ Roger D. Tung
Roger D. Tung, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Roger D. Tung	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
Roger D. Tung, Ph.D.

/s/ Marc Becker	Chief Financial Officer (Principal Financial Officer)	February 28, 2019
Marc Becker

/s/ Ryan Lynch	Corporate Controller (Principal Accounting Officer)	February 28, 2019
Ryan Lynch

/s/ Richard H. Aldrich	Chairman	February 28, 2019
Richard H. Aldrich

/s/ Thomas G. Auchincloss	Director	February 28, 2019
Thomas G. Auchincloss

/s/ Ronald W. Barrett	Director	February 28, 2019
Ronald W. Barrett, Ph.D.

/s/ Christine van Heek	Director	February 28, 2019
Christine van Heek

/s/ Peter Barton Hutt	Director	February 28, 2019
Peter Barton Hutt

/s/ Wilfred E. Jaeger	Director	February 28, 2019
Wilfred E. Jaeger, M.D.

/s/ Wendell Wierenga	Director	February 28, 2019
Wendell Wierenga, Ph.D.