Form 10-Q
period 2019-03-31
CONCERT PHARMACEUTICALS, INC.
filed 2019-05-02
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36310
_____________________
CONCERT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_____________________

Delaware	20-4839882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Hayden Avenue, Suite 3000N Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)
(781) 860-0045
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CNCE	The NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2019: 23,796,288

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$60,262	$17,770
Investments, available for sale	93,545	135,544
Marketable equity securities	5,226	7,525
Interest receivable	382	556
Accounts receivable	11	15
Contract asset (Note 8)	—	16,000
Prepaid expenses and other current assets	2,358	2,739
Total current assets	161,784	180,149
Property and equipment, net	8,640	8,919
Restricted cash	1,157	1,157
Other assets	22	—
Income taxes receivable	2,358	2,322
Operating lease right-of-use assets, long-term (Note 11)	9,430	—
Total assets	$183,391	$192,547
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,613	$1,277
Accrued expenses and other liabilities	4,720	5,669
Income taxes payable	—	390
Deferred revenue, current portion	1,413	1,413
Lease liability, current portion (Note 11)	169	—
Total current liabilities	7,915	8,749
Deferred revenue, net of current portion	9,120	9,120
Deferred lease incentive, net of current portion	—	4,088
Deferred rent, net of current portion	—	2,850
Lease liability, net of current portion (Note 11)	16,558	—
Total liabilities	$33,593	$24,807
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2019 and 2018, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 23,946,357 and 23,518,690 shares issued and 23,756,801 and 23,437,587 outstanding in 2019 and 2018, respectively	23	23
Additional paid-in capital	288,156	284,369
Accumulated other comprehensive loss	(40)	(137)
Accumulated deficit	(138,341)	(116,515)
Total stockholders’ equity	149,798	167,740
Total liabilities and stockholders’ equity	$183,391	$192,547
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
License and research and development revenue	$1,005	$10,479
Operating expenses:
Research and development	15,790	8,656
General and administrative	5,609	5,630
Total operating expenses	21,399	14,286
Loss from operations	(20,394)	(3,807)
Investment income	867	640
Unrealized loss on marketable equity securities	(2,299)	(1,296)
Net loss	$(21,826)	$(4,463)
Other comprehensive loss:
Unrealized gain (loss) on investments, available for sale	97	(75)
Comprehensive loss	$(21,729)	$(4,538)

Net loss per share applicable to common stockholders - basic and diluted	$(0.93)	$(0.19)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	23,508	23,223
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2019
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2018	23,519	81	$23	$284,369	$(137)	$(116,515)	$167,740
Exercise of stock options	154	47	—	805	—	—	805
Release of restricted stock units	202	61	—	(741)	—	—	(741)
Unrealized gain on short-term investments	—	—	—	—	97	—	97
Stock-based compensation expense	—	—	—	2,929	—	—	2,929
Exercise of stock warrants	71	—	—	1,000	—	—	1,000
Offering expenses incurred	—	—	—	(206)	—	—	(206)
Net loss	—	—	—	—	—	(21,826)	(21,826)
Balance at March 31, 2019	23,946	189	$23	$288,156	$(40)	$(138,341)	$149,798

	Three Months Ended March 31, 2018
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2017	23,148	8	$23	$273,059	$(407)	$(76,243)	$196,432
Exercise of stock options	145	17	—	658	—	—	658
Release of restricted stock units	174	53	—	(1,206)	—	—	(1,206)
Unrealized loss on short-term investments	—	—	—	—	(75)	—	(75)
Stock-based compensation expense	—	—	—	3,299	—	—	3,299
Adoption of ASC 606 as of January 1, 2018	—	—	—	—	—	15,752	15,752
Net loss	—	—	—	—	—	(4,463)	(4,463)
Balance at March 31, 2018	23,467	78	$23	$275,810	$(482)	$(64,954)	$210,397

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(21,826)	$(4,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444	253
Stock-based compensation expense	2,929	3,299
Accretion of premiums and discounts on investments	(294)	(53)
Amortization of deferred lease incentive	—	(196)
Non-cash license consideration (Note 8)	—	(10,452)
Unrealized loss on marketable equity securities	2,299	1,296
Loss on disposal of asset	4	—
Non-cash lease expense (Note 11)	49	—
Changes in operating assets and liabilities:
Accounts receivable	4	6
Interest receivable	174	48
Prepaid expenses and other current assets	381	(811)
Contract asset	16,000	—
Other assets	(23)	10
Accounts payable	479	236
Accrued expenses and other liabilities	(1,388)	(2,270)
Income taxes receivable	(36)	—
Income taxes payable	(390)	(50)
Deferred rent	—	678
Deferred revenue	—	(16)
Operating lease liability (Note 11)	(144)	—
Net cash used in operating activities	(1,338)	(12,485)
Investing activities
Purchases of property and equipment	(315)	(325)
Purchases of investments	(13,331)	(7,941)
Maturities of investments	55,721	28,114
Net cash provided by investing activities	42,075	19,848
Financing activities
Proceeds from exercise of stock options	805	669
Proceeds from exercise of warrants	1,000	—
Payment of public offering costs	(50)	—
Net cash provided by financing activities	1,755	669
Net increase in cash and cash equivalents and restricted cash	42,492	8,032
Cash, cash equivalents and restricted cash at beginning of period	18,927	29,222
Cash, cash equivalents and restricted cash at end of period	$61,419	$37,254
Supplemental cash flow information:
Cash paid for income taxes	$425	$50
Purchases of property and equipment unpaid at period end	$16	$706
Public offering costs unpaid at period end	$156	$—
Cash paid included in measurement of lease liabilities	$694	$—
Tenant improvements paid by landlord	$—	$1,414
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
The Company had cash and cash equivalents and investments of $153.8 million at March 31, 2019. The Company believes that its cash and cash equivalents and investments at March 31, 2019 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $138.3 million through March 31, 2019. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period.
The accompanying condensed consolidated financial statements reflect the accounts of Concert and its subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 28, 2019.
Use of Estimates and Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition; lease accounting; income tax expense; stock-based compensation expense; accrued expenses; and the

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
With the exception of the adoption of Accounting Standards Update, or ASU, 2016-02 during the three months ended March 31, 2019 discussed in Note 11, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases, or Topic 842. ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases. On January 1, 2019, the Company adopted ASU 2016-02 and all related amendments. For discussion regarding the impact of this accounting pronouncement, refer to Note 11 appearing elsewhere in this quarterly report on Form 10-Q.

In June 2018, the FASB issued ASU 2018-07, or Topic 718, Improvements to Nonemployee Share-Based Payment Accounting, that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 provides that an entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The Company adopted this new standard effective January 1, 2019, and it did not have a material effect on the consolidated financial statements and related disclosures.

In August 2018, the Securities and Exchange Commission issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company has adopted this new rule beginning with its financial reporting for the quarter ended March 31, 2019.

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or Topic 326, Measurement of Credit Losses on Financial Instruments. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its financial statements and related disclosures.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of March 31, 2019 and December 31, 2018 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Total
March 31, 2019
Cash equivalents:
Money market funds	$25,775	$—	$—	$25,775
Government agency securities	999	20,222	—	21,221
U.S. Treasury obligations	—	2,498	—	2,498
Investments, available for sale:
U.S. Treasury obligations	32,181	—	—	32,181
Government agency securities	46,213	15,151	—	61,364
Marketable equity securities:
Corporate equity securities (Note 8)	5,226	—	—	5,226
Total	$110,394	$37,871	$—	$148,265

	Level 1	Level 2	Level 3	Total
December 31, 2018
Cash equivalents:
Money market funds	$7,643	$—	$—	$7,643
U.S. Treasury obligations	1,748	—	—	1,748
Investments, available for sale:
U.S. Treasury obligations	34,103	746	—	34,849
Government agency securities	64,733	35,962	—	100,695
Marketable equity securities:
Corporate equity securities (Note 8)	7,525	—	—	7,525
Total	$115,752	$36,708	$—	$152,460

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
Cash, cash equivalents, available for sale investments, and marketable equity securities included the following at March 31, 2019 and December 31, 2018:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2019
Cash		$10,768	$—	$—	$10,768
Money market funds		25,775	—	—	25,775
Government agency securities	20 days	21,221	—	—	21,221
U.S. Treasury obligations	30 days	2,498	—	—	2,498
Cash and cash equivalents		$60,262	$—	$—	$60,262

U.S. Treasury obligations	79 days	32,180	4	(3)	32,181
Government agency securities	139 days	61,329	36	(1)	61,364
Investments, available for sale		$93,509	$40	$(4)	$93,545

March 31, 2019		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities (Note 8)		$10,451	$—	$(5,225)	$5,226

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2018
Cash		$8,379	$—	$—	$8,379
Money market funds		7,643	—	—	7,643
U.S. Treasury obligations	31 days	1,748	—	—	1,748
Cash and cash equivalents		$17,770	$—	$—	$17,770

U.S. Treasury obligations	151 days	$34,856	$2	$(9)	$34,849
Government agency securities	153 days	100,748	7	(60)	100,695
Investments, available for sale		$135,604	$9	$(69)	$135,544

December 31, 2018		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities (Note 8)		$10,451	$—	$(2,926)	$7,525
Although available to be sold to meet operating needs or otherwise (and therefore classified as current assets), securities are generally held through maturity. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2019 and 2018, there were no realized gains or losses on sales of investments, and no investments were adjusted other than for temporary declines in fair value.

5. Restricted Cash
Restricted cash as of March 31, 2019 and 2018 is held as collateral for stand-by letters of credit issued by the Company to its landlords in connection with the current and previous leases of the Company's Lexington, Massachusetts facilities.

Cash, cash equivalents and restricted cash consisted of the following:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$60,262	$35,697
Restricted cash	1,157	1,557
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$61,419	$37,254

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accrued professional fees and other	$793	$672
Employee compensation and benefits	1,543	3,067
Research and development expenses	2,384	1,476
Deferred lease incentive, current portion	—	454
	$4,720	$5,669

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2019, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2019 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the three months ended March 31, 2019.

8. Revenue

The Company's revenue is generated through collaborative licensing agreements, patent assignments, and sales of intellectual property. The Company generates its revenue through one segment and the revenue recognized under each of the Company's arrangements during the current and prior period is described below.

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-19, Revenue from Contracts with Customers ("ASC 606" or "the new revenue standard"). The Company adopted ASC 606 using the modified retrospective approach. For detailed information regarding the adoption of ASC 606, the impact on its consolidated financial statements and its collaboration arrangements, see Note 2 and Note 12 to the accompanying consolidated financial statements appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.
Contract Assets
The Company did not have a contract asset as of March 31, 2019 as compared to $16.0 million as of December 31, 2018. The decrease in the contract asset balance is the result of the receipt of the Vertex indemnification payment previously held in escrow in the amount of $16.0 million.
Contract Liabilities
As of March 31, 2019 and December 31, 2018, the Company had $10.5 million, in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance but currently constrained from recognition.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The contract liabilities consist of the following deferred revenue:

•
$7.8 million related to our collaboration with Celgene, $1.4 million of which is attributable to the CTP-730 program and is currently expected to be recognized as revenue in the next twelve months as we satisfy our remaining research and development activities pursuant to mutually agreed upon development plans, and $6.4 million of which is attributable to two additional license programs that we will not recognize as revenue until Celgene exercises its rights with respect to those programs, or at such time that Celgene's rights lapse, as detailed in Note 12 to the accompanying consolidated financial statements appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019; and

•	$2.8 million related to a payment received from GlaxoSmithKline, or GSK, that we will not recognize as revenue until all repayment obligations lapse.
Revenue Arrangements
Vertex

On March 3, 2017, the Company and Vertex Pharmaceuticals, Inc. ("Vertex") entered into an Asset Purchase Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company sold and assigned to Vertex, CTP-656, a deuterated analog of ivacaftor now known as VX-561, and other cystic fibrosis assets of the Company. On July 25, 2017, the Closing Date, the transaction contemplated by the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration. In addition, Vertex has agreed to pay the Company an aggregate of up to $90 million upon the achievement of certain milestone events. In February 2019, the $16.0 million initially held in escrow was released to the Company.

As of December 31, 2018, the Vertex indemnification variable consideration represented a contract asset to be released from escrow 18 months following the Closing Date and was classified as a current asset in the accompanying consolidated balance sheet. In February 2019, the $16.0 million initially held in escrow was released to the Company. Additionally, the variable consideration related to the regulatory milestone payments are fully constrained due to the uncertainty associated to the achievement of the respective milestones. Accordingly, no contract asset was recorded as of March 31, 2019.

Processa

On October 4, 2017, the Company entered into a License and Option Agreement, or the Option, with Promet Therapeutics, LLC, or Promet, pursuant to which the Company granted Promet an option to obtain an exclusive license to CTP-499, a deuterated analog of 1-(S)-5-hydroxyhexyl-3,7-dimethylxanthine, or HDX, an active metabolite of pentoxifylline, provided certain conditions were met. On October 5, 2017, Promet closed an asset purchase agreement with Heatwurx, Inc., a public company, creating Processa Pharmaceuticals, Inc. ("Processa").

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

The Amendment contained one performance obligation: an exclusive, worldwide, royalty-bearing license to develop, commercialize and sublicense CTP-499. The Company determined that the transaction price was $10.5 million, which was based on the fair value of the non-cash consideration received on March 19, 2018, which consisted of 2,090,301 shares of publicly traded common stock of Processa. The transaction price of $10.5 million was allocated to the single performance obligation. The performance obligation was considered satisfied at contract inception as the exclusive license transferred control to the customer at this point in time. Accordingly, revenue of $10.5 million was recognized during the first quarter of 2018.

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the condensed consolidated statement of operations and comprehensive loss.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the three months ended March 31, 2019, the Company recognized $1 thousand in revenue related to intellectual property cost reimbursements. For the three months ended March 31, 2018, the Company recognized $10.5 million in revenue related to the transfer of the license.

Cipla

The Company entered into a License Agreement, or the Agreement, on January 16, 2019, or the Closing Date, with Cipla Technologies LLC, or Cipla, pursuant to which the Company granted Cipla an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-354, a novel GABAA receptor subtype-selective modulator. Upon transfer of the license and as consideration for the license, the Company received an upfront payment of $1.0 million.
The Agreement also provides Cipla the option to purchase the Company’s existing inventory held as of the Effective Date valued in aggregate at $0.3 million. Additionally, upon the achievement of certain milestone events, Cipla has agreed to pay the Company an aggregate of up to $57.0 million. The first milestone payment the Company may be entitled to receive is $3.0 million related to the U.S. Food & Drug Administration’s, or the FDA, acceptance of the first IND of the first CTP-354 product.
Furthermore, the Company is eligible to receive royalties on worldwide net sales of future product sales at defined percentages ranging from the mid-single to high-single digits.
The Agreement contained one performance obligation: an exclusive, worldwide, royalty-bearing license to develop, manufacture, commercialize and sublicense CTP-354, referred to as the Transfer of License Performance Obligation. The Company concluded the option to purchase existing inventory did not provide Cipla a material right, and as such, was treated as a separate contract. The transaction price was determined to be $1.0 million, based on the upfront consideration received as of the Closing Date.
As of the Closing Date, the Transfer of License Performance Obligation was satisfied as the control of CTP-354 transferred to Cipla, the customer. As a result, the full transaction price was recognized as revenue on the Closing Date. The sale of existing inventory is recognized as goods are transferred to the customer.
The arrangement with Cipla contains consideration that is variable based on the customer’s achievement of certain development and regulatory milestones in addition to royalties upon the customer’s commercial success with the licensed product. As discussed previously, the next milestone payment the Company may be entitled to receive of $3.0 million related to the FDA’s acceptance of the first IND for the first CTP-354 product is considered variable consideration that is fully constrained due to the uncertainty associated to the achievement of the development milestone. The consideration related to royalties is also variable consideration that is fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Cipla and the Company has a present right to payment.
For the three months ended March 31, 2019, the Company recognized $1.0 million in revenue associated to the Transfer of License Performance Obligation.

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of March 31, 2019, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant, a vesting period of three or four years, and all options expire no later than ten years from the date of grant.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective January 1, 2019, an additional 937,503 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of March 31, 2019, there were 1,706,914 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended March 31,
	2019	2018
Research and development	$1,475	$1,527
General and administrative	1,454	1,772
Total stock-based compensation expense	$2,929	$3,299

Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three months ended March 31, 2019 and 2018 reflect the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected volatility	77.16%	77.18%
Expected term	6.0 years	6.0 years
Risk-free interest rate	2.27%	2.62%
Expected dividend yield	—%	—%
For the three months ended March 31, 2019 and 2018, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$9.45	$18.70
Aggregate grant date fair value of options vested during the period	$2,442	$1,461
Total cash received from exercises of stock options	$805	$669
Total intrinsic value of stock options exercised	$879	$2,109
The following is a summary of stock option activity for the three months ended March 31, 2019:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2018	3,557,406	$15.26
Granted	828,650	$13.94
Exercised	(154,321)	$9.63
Forfeited or expired	(83,485)	$20.54
Outstanding at March 31, 2019	4,148,250	$15.10	7.40	$4,558
Exercisable at March 31, 2019	2,163,739	$13.04	6.11	$4,085
Vested and expected to vest at March 31, 2019(1)	3,959,129	$14.99	7.31	$4,529

(1)
This represents the number of vested stock option shares as of March 31, 2019, plus the number of unvested stock option shares that the Company estimated as of March 31, 2019 would vest, based on the unvested stock option shares at March 31, 2019 and an estimated forfeiture rate of 7%.

As of March 31, 2019, there was $21.2 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

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

The Company used the accelerated attribution method to recognize expense over the required service period based on its estimate of the number of performance-based awards that vested. For any change in the estimate of the number of performance-based awards that were probable of vesting, the Company cumulatively adjusted compensation expense in the period that the change in estimate was made.

RSUs are not included in issued and outstanding common stock until the shares are vested and released. As of March 31, 2019, all achieved RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant.
The following is a summary of RSU activity, including both service-based and performance-based RSUs for the three months ended March 31, 2019:

	Number of RSU Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2018	228,150	$13.87
Granted	—	$—
Released	(202,550)	$13.87
Forfeited	(25,600)	$13.87
Outstanding at March 31, 2019	—	$—

As of March 31, 2019, there was no unrecognized compensation cost related to RSUs.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Loss Per Share
Basic net loss per common share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of loss per share for each period presented.

	Three Months Ended March 31,
	2019	2018
	(in thousands, expect per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(21,826)	$(4,463)

Denominator:
Weighted average shares outstanding - basic and diluted	23,508	23,223

Net loss per share applicable to common stockholders - basic and diluted	$(0.93)	$(0.19)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	448	973
Restricted stock units	187	367
Warrants	95	132

11. Lease

The FASB issued ASU 2016-02, or the leasing standard or ASC 842, in February 2016. ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also requires certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.
The Company has adopted ASU 2016-02, effective January 1, 2019. The Company has elected to employ the transitionary relief recently offered by the FASB under ASU 2018-11, and implement the new standard without the restatement of comparative periods’ financial information. ASU 2018-11 also provides for recognizing the effects of applying ASU 2016-02 as a cumulative-effect adjustment to retained earnings as of January 1, 2019; however, no such adjustment was required as of January 1, 2019.
The Company has elected to employ the package of practical expedients offered under ASC 842, which allow the Company to not reassess the following:

•	the presence of a lease in any expired or existing contracts;

•	the lease classification for any expired or existing leases; and

•	the initial direct costs for any existing leases.

The Company currently leases 55,522 square feet of office and laboratory space, or the Lease, located at 65 Hayden Avenue, Lexington, Massachusetts, or the Premises, which was classified as an operating lease under ASC 840. The Lease is also classified as an operating lease under ASC 842 in accordance with the Company’s election of the practical expedient under ASC 842. Pursuant to the package of practical expedients, the Company will also not reassess initial direct costs for 65 Hayden Avenue. Additionally, the Company has made the policy election to adopt the practical expedient to not separate lease components from nonlease components for the right-to-use asset class of office and laboratory space. This policy election

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

results in the Company accounting for the lease component, the use of the Premises, and the non-lease components, which include the use of the parking garage, building elevators, and HVAC, as a single lease component.
The Company occupied the Premises in the third quarter of 2018; however the Company gained access to the space on January 1, 2018 in order to start making certain tenant improvements. Accordingly, for accounting purposes the lease commencement date was determined to be January 1, 2018 under the prior guidance of ASC 840, and therefore the Company had begun recognizing lease expense as of that date. The Lease term extends ten years following January 1, 2019. The Company is entitled to two five-year options to extend the Lease; however, these options were not included in the calculation of the Lease asset or liability. The Company has elected to employ the provision under ASC 842 to use hindsight with respect to determining the lease term (i.e., consideration of the actual outcome of lease renewals, termination options, and purchase options) and in assessing any impairment of right-of-use assets for existing leases. The Company notes no events such as renewals or termination options have occurred with the Lease of 65 Hayden Avenue. Therefore, the hindsight practical expedient under ASC 842 has no impact on the accounting term as previously determined under ASC 840. As of March 31, 2019, the remaining lease term for the Premises is 9 years and 9 months.
The Lease provides for annual base rent of approximately $2.8 million in the first year following the Base Rent Commencement Date of January 1, 2019, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $0.5 million at the beginning of the second year of the Lease term if the Company is not in default under the Lease). There are no variable payments, exercise purchase options, penalties, fees, or residual value guarantees under the Lease. The Company is also obligated to pay the Landlord for certain costs, taxes and operating expenses related to the Premises, subject to certain exclusions; however the Company has concluded that these payments are not in-substance fixed payments and therefore are not included in the calculation of the related lease liability and asset under ASC 842.
The Company recorded the liability associated with the Lease of 65 Hayden Avenue at the present value of the lease payments not yet paid, discounted using the discount rate for the Lease established at the commencement date. As our Lease does not provide an implicit rate, the Company had to estimate the incremental borrowing rate, or IBR, as of the commencement date. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.
The IBR for the Lease was determined by establishing a credit rating of the Company using the Rank Order Model. Based on the established credit rating, the Company determined a borrowing rate using the Recovery Rate method, adjusted for the risk-free rate, which resulted in an IBR of approximately 13%. The Company used this IBR of 13% to discount the remaining lease payments over the remaining lease term and recorded a lease liability of $16.9 million on January 1, 2019. This lease liability will be amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of March 31, 2019, the Company had a current lease liability of $0.2 million and a non-current lease liability of $16.6 million recorded in its condensed consolidated balance sheets.
The Company received an improvement allowance from the Landlord of approximately $5.0 million for certain permitted costs related to the design of Company improvements to the Premises, consisting of normal tenant improvements. The Company is deemed to be the owner of these tenant improvements during the lease term. These $5.0 million of improvements are included in the Company’s property, plant and equipment balances in its condensed consolidated balance sheets as of March 31, 2019 and are depreciated over the shorter of their useful life or the related lease term.
On January 1, 2019, the Company recorded a right-of-use asset in the amount $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives (the improvement allowance) in the amount of $4.5 million. The right-of-use asset will be amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of March 31, 2019, the Company had a long-term lease asset of $9.4 million recorded in its condensed consolidated balance sheets.
The Company will recognize lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense will be presented as part of continuing operations in the condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2019, the Company recognized $0.6 million in lease expense.
For the three months ended March 31, 2019, the Company paid $0.7 million in rent relating to the Lease. As a payment arising from an operating lease, the $0.7 million will be classified within operating activities in the Condensed Consolidated Statements of Cash Flows.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental cash flow information:	For the three months ended March 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$694

Supplemental balance sheet information:	For the three months ended March 31,
(in thousands)	2019	2018

Operating lease right-of-use assets	$9,430	$—
Operating lease liability	16,727	—

Weighted average remaining lease term	9.75	10.29
Weighted average discount rate	13.08%	—%

Maturities of lease liabilities:	For the twelve months ended December 31,
(in thousands)
2019	$2,084	*
2020	2,406
2021	2,969
2022	3,058
2023	3,150
Thereafter	17,223
Total lease payments	30,890
Less imputed interest	(14,163)	*
Total	$16,727
* Excludes the three months ended March 31, 2019

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Open Market Sale Agreement

On March 1, 2019, the Company entered into an Open Market Sale Agreement, or the Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $50,000,000, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0 percent (3.0%) of the gross sales proceeds of any Placement Shares sold through Jefferies under the Agreement, and also has provided Jefferies with customary indemnification and contribution rights. In addition, the Company has agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50,000, in addition to certain ongoing disbursements of Jefferies' counsel. As of March 31, 2019 the Company incurred approximately $0.2 million related to legal, accounting and other fees in connection with the Agreement. The Company has not issued or sold any securities under the Agreement.

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

A Phase 2 double-blind, randomized, sequential dose-ranging trial to evaluate three sequential doses of CTP-543 (4, 8 and 12 mg twice daily) and a placebo control in patients with moderate-to-severe alopecia areata is ongoing. The primary outcome measure will utilize the severity of alopecia tool (SALT) after 24 weeks of dosing. In November 2018, we announced interim topline results from the 4 mg and 8 mg twice daily cohorts of our Phase 2 trial. At 24 weeks, patients treated with an 8 mg twice-daily dose of CTP-543 met the primary efficacy endpoint vs. placebo (p <0.001), with patients achieving 50% relative reduction in SALT between Week 24 and baseline.  Regrowth of hair did not appear to plateau at Week 24.  In the primary analysis, the response observed in the 8 mg twice daily dose was significantly different than the 4 mg twice daily dose (p < 0.05). Compared to placebo, a significant relative reduction in mean SALT score was first observed in the 8 mg cohort at Week 12 (p <0.05). The average baseline SALT score across all patients enrolled in the trial was approximately 88. Treatment with CTP-543 was generally well tolerated. The most common side effects in the 4 mg and 8 mg cohorts were headache, upper respiratory tract infection, cough, acne and nausea and no serious adverse events were reported. The 12 mg twice daily cohort of CTP-543 compared to placebo is ongoing. All patients who complete 24 weeks of treatment in the 12 mg twice daily cohort will be eligible to enroll into an open label extension whereby all participants will receive CTP-543. Results from the complete Phase 2 trial, including the 12 mg cohort, are expected in the third quarter of 2019.

Primary Analysis: Responders at Week 24

Responders by Visit: Patients with > 50% Change in SALT Relative to Baseline

In March 2019, the Company initiated an open label trial to evaluate once-daily versus twice-daily dosing of CTP-543 in patients with alopecia. Approximately 60 patients with moderate-to-severe alopecia areata are expected to be enrolled in the trial, which will be conducted in the United States. Patients will be randomized to receive CTP-543 either 8 mg twice daily or 16 mg once daily over a 24 week treatment period. The trial will measure the change in Severity of Alopecia Tool (SALT) score between Week 24 and baseline. The trial is expected to be completed in the fourth quarter of 2019. All patients who complete 24 weeks of treatment will be eligible to enroll into an open label extension study of CTP-543.

As an additional study to inform the CTP-543 clinical program, Concert initiated a food-effect trial in the first quarter of 2019 to assess the relative bioavailability of oral doses of CTP-543 under fasted and fed conditions in 14 healthy volunteers.

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

The Phase 1 program is designed to assess CTP-692’s safety, tolerability and pharmacokinetics in approximately 80 healthy volunteers. The Phase 1 program includes three studies: a crossover comparison of CTP-692 versus D-serine, a single-ascending dose study, and a multiple-ascending dose trial to assess the safety, tolerability and pharmacokinetic profile of CTP-692 in healthy volunteers. In the single-ascending dose study will also assess the effect of food on the pharmacokinetics of CTP-692. Topline data from both the single-and multiple-ascending CTP-692 Phase 1 trials are expected in the second quarter of 2019.

In December 2018, the Company initiated the Phase 1 single-dose crossover trial comparing CTP-692 versus D-serine in healthy volunteers. In the crossover study, CTP-692 was found to have increased plasma exposure compared to D-serine. In addition, CTP-692 was found to be well tolerated in healthy volunteers and no serious adverse events were reported.

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

•
AVP-786 is a combination of deudextromethorphan and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders that is being developed under a collaboration with Avanir, a subsidiary of Otsuka Pharmaceuticals Co., Ltd. In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. It expects to enroll approximately 850 patients in two North American Phase 3 double blind, placebo controlled trials. The first North American Phase 3 trial completed in February 2019 and the second Phase 3 trial is expected to be completed in December 2019 and both are expected to be part of the NDA package. In March 2019, Avanir and Otsuka announced top-line results from the first study of its Phase 3 clinical development program investigating the efficacy, safety and tolerability of AVP-786 for the treatment of moderate-to-severe agitation in patients with Alzheimer’s dementia. The study, which used the Sequential Parallel Comparison Design (SPCD), demonstrated a statistically significant improvement on the primary endpoint on the Cohen-Mansfield Agitation Inventory for one of the two doses being evaluated; the other dose demonstrated numerical but not significant improvement on the SPCD analysis. In October 2017, Avanir initiated a global Phase 3 trial which is expected to enroll approximately 400 patients to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. In February 2019, Avanir initiated a Phase 2/3 trial to evaluate the safety and efficacy of AVP-786 for the treatment of negative symptoms of Schizophrenia in approximately 370 patients.

•
CTP-730 is a deuterated analog of apremilast that is being developed under a collaboration with Celgene. In January 2019, Celgene and Bristol-Myers Squibb Company announced that they have entered into a definitive merger agreement pursuant to which Bristol-Myers Squibb will acquire Celgene. Apremilast is a selective phosphodiesterase 4 (PDE4) inhibitor approved in various countries for the treatment of moderate to severe plaque psoriasis and psoriatic arthritis. We have completed the Phase 1 clinical evaluation of CTP-730. Once daily dosing of 50 mg of CTP-730 administered for seven days in the Phase 1 clinical trial demonstrated similar steady state exposure to historical data for 30 mg of apremilast twice daily. Treatment with CTP-730 was generally well-tolerated and no serious adverse events were observed. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. Celgene is assessing the path forward for CTP-730. However, CTP-730 has not advanced into new trials at this time.

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

ASSET PURCHASE AGREEMENT WITH VERTEX PHARMACEUTICALS FOR CTP-656
In July of 2017, we completed a previously announced Asset Purchase Agreement under which Vertex acquired worldwide development and commercialization rights to CTP-656 and other assets related to the treatment of cystic fibrosis (CF). CTP-656, now known as VX-561, is an investigational cystic fibrosis transmembrane conductance regulator (CFTR) potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of cystic fibrosis. We received $160 million in cash upon closing, and if VX-561 is approved as part of a combination regimen to treat cystic fibrosis, we are eligible to receive up to $90 million in additional milestones based on regulatory approval in the U.S. and agreement for reimbursement in the first of the U.K., Germany or France.

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

The Patent Trial and Appeal Board, or PTAB, instituted an inter partes review, or IPR, brought against our U.S. Patent No. 9,249,149 by Incyte Corporation (the "149 patent").  The ‘149 patent claims deuterated analogs of ruxolitinib including CTP-543.  In October 2017, the PTAB initially denied the petition to institute the IPR. In November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. In April 2019, the PTAB issued a final written decision in connection with the IPR that found that the claims of the '149 patent are not patentable. The '149 patent remains valid and enforceable until appeals have been exhausted.

The PTAB decision does not prohibit us from developing CTP-543 for alopecia areata and we remain committed to the development of the program. We also intend to explore additional patents to protect the commercial opportunity.

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform®, and our core capabilities in deuterium chemistry, to identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $138.3 million since inception through March 31, 2019 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale, and other arrangements.

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
Revenue
We have not generated any revenue from the sales of approved products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement, and an asset sale. On January 1, 2018, we adopted ASC 606 using the modified retrospective approach. For detailed information regarding the adoption of ASC 606, the impact on our consolidated financial statements and its collaboration arrangements, see Note 2 and Note 12 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.

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

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and completion costs of the current or future clinical trials of any of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope and rate of progress of our ongoing as well as any additional clinical trials and research and development activities;

•	conduct of and results from ongoing as well as any additional clinical trials and research and development activities;

•	significant and changing government regulation;

•	the terms and timing and receipt of any regulatory approvals;

•	the performance of our collaborators;

•	our ability to manufacture any of our product candidates that we are developing or may develop in the future; and

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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation for our employees in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents. In both 2019 and 2018, we incurred expenses for intellectual property matters related to CTP-543.
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
Unrealized Gains (Losses) on Marketable Equity Securities
Unrealized gains (losses) on marketable equity securities consists of changes in the fair value of common shares of Processa held by us, discussed further in Note 8 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Income Taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of March 31, 2019, we forecast an ordinary pre-tax loss for the year ended December 31, 2019 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three months ended March 31, 2019.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. On January 1, 2019, the Company adopted ASU 2016-02 and all related amendments. For discussion regarding the impact of this accounting pronouncement, refer to Note 11 appearing elsewhere in this quarterly report on Form 10-Q.

With the exception of the adoption of ASU 2016-02, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 28, 2019.

Pending and Recently Adopted Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars.

	Three months ended March 31,
(in thousands)	2019	2018	Change
Revenue:
License and research and development revenue	$1,005	$10,479	$(9,474)
Operating expenses:
Research and development	15,790	8,656	7,134
General and administrative	5,609	5,630	(21)
Total operating expenses	21,399	14,286	7,113
Loss from operations	(20,394)	(3,807)	(16,587)
Investment income	867	640	227
Unrealized loss on equity securities	(2,299)	(1,296)	(1,003)
Net Loss	$(21,826)	$(4,463)	$(17,363)

License and Research and Development Revenue
Total revenue was $1.0 million for the three months ended March 31, 2019 as compared to $10.5 million for the prior year period, a decrease of $9.5 million. The revenue recognized in the 2019 and 2018 periods was a result of the Cipla and Processa licensing arrangements executed in the first quarter of 2019 and 2018, respectively. For additional details related to these license arrangements, see Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-19, Revenue from Contracts with Customers ("ASC 606" or "the new revenue standard"). The Company adopted ASC 606 using the modified retrospective approach. For detailed information regarding the adoption of ASC 606, the impact on its consolidated financial statements and its collaboration arrangements, see Note 2 and Note 12 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2019.

Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three months ended March 31, 2019 and 2018, with our internal research expenses separately classified by category.

	Three Months Ended March 31,
(in thousands)	2019	2018
CTP-543 external costs	$3,934	$2,054
CTP-692 external costs	4,031	186
External costs for other programs	1,358	634
Employee and contractor-related expenses	5,069	4,511
Facility and other expenses	1,398	1,271
Total research and development expenses	$15,790	$8,656
Research and development expenses were $15.8 million for the three months ended March 31, 2019, compared to $8.7 million for the prior year period, an increase of $7.1 million. The increase of $1.8 million in CTP-543 expenses relate primarily to clinical development including multiple ongoing Phase 2 clinical trials. The increase of $3.8 million in CTP-692 expenses was attributable to the ongoing Phase 1 clinical trials as well as manufacturing costs to support the continued advancement of the CTP-692 program. External costs for other programs increased $0.8 million primarily due to the payment to the non-profit organization Fast Forward related to an existing CTP-354 agreement which was triggered by the upfront payment from the Cipla arrangement. Employee and contractor-related expenses increased approximately $0.6 million due to an increase in non-cash stock-based compensation expense.

General and administrative expenses
General and administrative expenses were $5.6 million for the three months ended March 31, 2019 and 2018. Employee-related expenses, including recruiting and non-cash stock compensation, decreased in the 2019 period approximately $0.6 million. This decrease was offset by an increase of $0.6 million in professional and legal expenses primarily due to costs incurred for the defense of our CTP-543 patent.

Investment income
Investment income was $0.9 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. The increase in investment income was attributable to higher yields on our portfolio held during the 2019 period.

Unrealized loss on equity securities
The unrealized loss on marketable equity securities of $2.3 million consists of changes in the fair value of common shares of Processa held by us, discussed further in Note 8 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of March 31, 2019, we had an accumulated deficit of $138.3 million. We generated net income for fiscal year 2015 due to a one-time payment from Auspex Pharmaceuticals, Inc. under a change of control provision described in the patent assignment agreement and again in 2017 from the closing of our sale of CTP-656 to Vertex, but we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
On July 25, 2017, the Vertex Asset Purchase Agreement was completed and Vertex paid us $160 million in cash consideration.
As of March 30, 2019, we had cash and cash equivalents and investments of $153.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three months ended March 31,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(1,338)	$(12,485)
Investing activities	42,075	19,848
Financing activities	1,755	669
Net increase in cash and cash equivalents and restricted cash	$42,492	$8,032
Operating activities. The cash used for operating activities consists of our net loss adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items adjusted during the three months ended March 31, 2019 include the receipt of the Vertex indemnification payment previously held in escrow, stock-based compensation and unrealized loss recorded on the marketable equity securities.
During the three months ended March 31, 2019, our operating activities used cash of $1.3 million as compared to $12.5 million during the prior year period. Cash used in operating activities during both 2019 and 2018 was primarily driven by our development activities associated with CTP-692 and CTP-543, our wholly owned development programs.
Investing activities. Net cash provided by investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. Net cash provided by maturities of investments for the three months ended March 31, 2019 and 2018 was $55.7 million and $28.1 million, respectively. Net cash used in purchases of investments for the three months ended March 31, 2019 and 2018 was $13.3 million and $7.9 million, respectively.

Financing activities. During the three months ended March 31, 2019 and 2018, our financing activities provided cash of $1.8 million and $0.7 million, respectively. The cash provided by financing activities during the three months ended March 31, 2019 was attributable to the proceeds from exercises of warrants and stock options. The cash provided by financing activities during the three months ended March 31, 2018 was attributable to the exercise of stock options during the period.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual obligations
As of March 31, 2019, the Company's contractual obligations remain consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2019 and December 31, 2018, we had $153.8 million and $153.3 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of March 31, 2019 would not have a material effect on the fair market value of our cash equivalents and short term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019.

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
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASU 2016-02. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2019, we had an accumulated deficit of $138.3 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations or other agreements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We believe our existing cash and cash equivalents and investments as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Avanir, a subsidiary of Otsuka, is developing AVP-786 for the treatment of agitation associated with Alzheimer's disease and other neurologic or psychological disorders. There are competing marketed drugs and product candidates in clinical development for each indication. Axsome Therapeutics and Otsuka Pharmaceuticals and their partner Lundbeck, are developing treatments for agitation in patients with Alzheimer's disease.

We are developing CTP-543 as an oral agent for the treatment of moderate-to-severe alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. A number of companies are pursuing development of oral JAK inhibitors with a range of subtype selectivities for the treatment of alopecia areata, including Eli Lilly, Pfizer, and Aclaris Therapeutics, or Aclaris.

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

•	collaborators may conduct their clinical trials poorly or inadequately, harming our products, including our products' development in other territories;

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
We may also become involved in opposition, derivation, reexamination, post grant review, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2017, Incyte Corporation filed an inter parties review, or IPR, petition with the PTAB, of the U.S. PTO, challenging the validity of U.S. Patent No. 9,249,149, which claims deuterium-modified versions of ruxolitinib, including CTP-543. In October 2017, the PTAB declined to institute the IPR and in November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. In April 2019, the PTAB issued a final written decision in connection with the IPR that found that the claims of the '149 patent are not patentable. We intend to appeal the IPR decision to the U.S. Court of Appeals for the Federal Circuit. Adverse determinations in any such submission, proceeding or litigation such as this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.
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
For example, CTP-543 is a deuterium-modified version of ruxolitinib. Ruxolitinib is marketed in the U.S. by Incyte Corporation under the name Jakafi. Incyte has patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also has a US patent that broadly claims deuterated analogs of ruxolitinib. On June 27, 2017, we filed a Post Grant Review with the Patent Trial and Appeal Board, or PTAB, seeking to invalidate all claims of Incyte's U.S. Patent, which includes claims relating to deuterated ruxolitinib analogs. In January 2018, the PTAB did not grant our petition to challenge the validity of the '335 patent. In May 2018, our request for reconsideration was denied. In October 2017, the PTAB denied a petition by Incyte to institute inter partes review, or IPR, of Concert's U.S. Patent No. 9,249,149. The '149 patent claims deuterated analogs of ruxolitinib including CTP-543. In November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. In April 2019, the PTAB issued a final written decision in connection with the IPR that found that the claims of the '149 patent are not patentable. We intend to appeal the IPR decision to the U.S. Court of Appeals for the Federal Circuit.
In addition, Columbia University is the assignee of patents licensed to Aclaris, claiming the use of ruxolitinib, isotopic forms of ruxolitinib and other named JAK inhibitors for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for CTP-543. If we have to defend ourselves in a patent infringement suit, we may incur significant expenses in doing so. Such litigation could delay our ability to market, or prevent us from marketing, CTP-543.
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

As a public company, we are incurring and expect to incur additional significant legal, accounting and other expenses that we did not incur as a private company. We expect that these expenses will further increase as we are no longer an “emerging growth company.” The Sarbanes-Oxley Act of 2002, or SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional personnel to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
In addition, as of April 30, 2019, there were 3,884,980 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of April 30, 2019, there were 61,273 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.
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
As of March 31, 2019, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 50.3% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

CONCERT PHARMACEUTICALS, INC.

Date:	May 2, 2019	By:	/s/ Roger Tung

Roger Tung Chief Executive Officer