Form 10-Q
period 2019-06-30
CONCERT PHARMACEUTICALS, INC.
filed 2019-08-01
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 26, 2019: 23,799,826

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$43,714	$17,770
Investments, available for sale	92,923	135,544
Marketable equity securities	5,100	7,525
Interest receivable	436	556
Accounts receivable	38	15
Contract asset (Note 8)	—	16,000
Prepaid expenses and other current assets	3,104	2,739
Total current assets	145,315	180,149
Property and equipment, net	8,375	8,919
Restricted cash	1,157	1,157
Other assets	20	—
Income taxes receivable	2,358	2,322
Operating lease right-of-use assets, long-term (Note 11)	9,376	—
Total assets	$166,601	$192,547
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$610	$1,277
Accrued expenses and other liabilities	5,178	5,669
Income taxes payable	—	390
Deferred revenue, current portion	1,413	1,413
Lease liability, current portion (Note 11)	202	—
Total current liabilities	7,403	8,749
Deferred revenue, net of current portion	9,120	9,120
Deferred lease incentive, net of current portion	—	4,088
Deferred rent, net of current portion	—	2,850
Lease liability, net of current portion (Note 11)	16,377	—
Total liabilities	32,900	24,807
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2019 and 2018, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 23,985,844 and 23,518,690 shares issued and 23,796,288 and 23,437,587 outstanding in 2019 and 2018, respectively	23	23
Additional paid-in capital	290,683	284,369
Accumulated other comprehensive gain (loss)	4	(137)
Accumulated deficit	(157,009)	(116,515)
Total stockholders’ equity	133,701	167,740
Total liabilities and stockholders’ equity	$166,601	$192,547
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
License and research and development revenue	$49	$2	$1,054	$10,481
Operating expenses:
Research and development	14,496	8,862	30,286	17,518
General and administrative	4,978	5,514	10,587	11,144
Total operating expenses	19,474	14,376	40,873	28,662
Loss from operations	(19,425)	(14,374)	(39,819)	(18,181)
Investment income	883	660	1,750	1,300
Unrealized (loss) gain on marketable equity securities	(126)	669	(2,425)	(627)
Loss before tax provision	(18,668)	(13,045)	(40,494)	(17,508)
Provision for income taxes	—	280	—	280
Net Loss	$(18,668)	$(13,325)	$(40,494)	$(17,788)
Other comprehensive income:
Unrealized gain on investments, available for sale	44	154	141	79
Comprehensive loss	$(18,624)	$(13,171)	$(40,353)	$(17,709)

Net loss per share applicable to common stockholders - basic and diluted	$(0.78)	$(0.57)	$(1.71)	$(0.76)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	23,790	23,402	23,650	23,313
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2019
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2018	23,519	81	$23	$284,369	$(137)	$(116,515)	$167,740
Exercise of stock options	154	47	—	805	—	—	805
Release of restricted stock units	202	61	—	(741)	—	—	(741)
Unrealized gain on short-term investments	—	—	—	—	97	—	97
Stock-based compensation expense	—	—	—	2,929	—	—	2,929
Exercise of stock warrants	71	—	—	1,000	—	—	1,000
Offering expenses incurred	—	—	—	(206)	—	—	(206)
Net loss	—	—	—	—	—	(21,826)	(21,826)
Balance at March 31, 2019	23,946	189	$23	$288,156	$(40)	$(138,341)	$149,798
Exercise of stock options	40	—	—	165	—	—	165
Unrealized gain on short-term investments	—	—	—	—	44	—	44
Stock-based compensation expense	—	—	—	2,362	—	—	2,362
Net loss	—	—	—	—	—	(18,668)	(18,668)
Balance at June 30, 2019	23,986	189	$23	$290,683	$4	$(157,009)	$133,701

	Six Months Ended June 30, 2018
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2017	23,148	8	$23	$273,059	$(407)	$(76,243)	$196,432
Exercise of stock options	145	17	—	658	—	—	658
Release of restricted stock units	174	53	—	(1,206)	—	—	(1,206)
Unrealized loss on short-term investments	—	—	—	—	(75)	—	(75)
Stock-based compensation expense	—	—	—	3,299	—	—	3,299
Adoption of ASC 606 as of January 1, 2018	—	—	—	—	—	15,752	15,752
Net loss	—	—	—	—	—	(4,463)	(4,463)
Balance at March 31, 2018	23,467	78	$23	$275,810	$(482)	$(64,954)	$210,397
Exercise of stock options	25	—	—	253	—	—	253
Unrealized loss on short-term investments	—	—	—	—	154	—	154
Stock-based compensation expense	—	—	—	2,804	—	—	2,804
Net loss	—	—	—	—	—	(13,325)	(13,325)
Balance at June 30, 2018	23,492	78	$23	$278,867	$(328)	$(78,279)	$200,283

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(40,494)	$(17,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	849	509
Stock-based compensation expense	5,291	6,103
Accretion of premiums and discounts on investments	(606)	(123)
Amortization of deferred lease incentive	—	(393)
Non-cash license consideration (Note 8)	—	(10,452)
Unrealized loss on marketable equity securities	2,425	627
Loss on disposal of asset	4	—
Non-cash lease expense (Note 11)	102	—
Changes in operating assets and liabilities:
Accounts receivable	(23)	130
Interest receivable	120	117
Prepaid expenses and other current assets	(365)	(500)
Contract asset	16,000	—
Other assets	(20)	17
Accounts payable	(508)	183
Accrued expenses and other liabilities	(83)	(1,205)
Income taxes receivable	(36)	—
Income taxes payable	(390)	230
Deferred rent	—	1,356
Deferred revenue	—	(16)
Operating lease liability (Note 11)	(291)	—
Net cash used in operating activities	(18,025)	(21,205)
Investing activities
Purchases of property and equipment	(472)	(1,521)
Purchases of investments	(49,208)	(9,429)
Maturities of investments	92,576	63,144
Net cash provided by investing activities	42,896	52,194
Financing activities
Proceeds from exercises of stock options	970	911
Proceeds from exercise of warrants	1,000	—
Repurchase of common stock pursuant to share surrender	(741)	(1,206)
Payment of public offering costs	(156)	—
Net cash provided by (used in) financing activities	1,073	(295)
Net increase in cash and cash equivalents and restricted cash	25,944	30,694
Cash, cash equivalents and restricted cash at beginning of period	18,927	29,222
Cash, cash equivalents and restricted cash at end of period	$44,871	$59,916
Supplemental cash flow information:
Cash paid for income taxes	$444	$50
Purchases of property and equipment unpaid at period end	$24	$320
Public offering costs unpaid at period end	$50	$—
Cash paid included in measurement of lease liabilities	$1,388	$—
Tenant improvements paid by landlord	$—	$4,202
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
The Company had cash and cash equivalents and investments of $136.6 million at June 30, 2019. The Company believes that its cash and cash equivalents and investments at June 30, 2019 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings and by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $157.0 million through June 30, 2019. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period.
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
With the exception of the adoption of Accounting Standards Update, or ASU, 2016-02 during the six months ended June 30, 2019 discussed in Note 11, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

In August 2018, the Securities and Exchange Commission issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule beginning with its first Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of June 30, 2019 and December 31, 2018 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Total
June 30, 2019
Cash equivalents:
Money market funds	$20,539	$—	$—	$20,539
U.S. Treasury obligations	2,998	—	—	2,998
Government agency securities	4,418	5,488	—	9,906
Investments, available for sale:
U.S. Treasury obligations	18,722	—	—	18,722
Government agency securities	44,431	29,770	—	74,201
Marketable equity securities:
Corporate equity securities (Note 8)	5,100	—	—	5,100
Total	$96,208	$35,258	$—	$131,466

	Level 1	Level 2	Level 3	Total
December 31, 2018
Cash equivalents:
Money market funds	$7,643	$—	$—	$7,643
U.S. Treasury obligations	1,748	—	—	1,748
Investments, available for sale:
U.S. Treasury obligations	34,103	746	—	34,849
Government agency securities	64,733	35,962	—	100,695
Marketable equity securities:
Corporate equity securities (Note 8)	7,525	—	—	7,525
Total	$115,752	$36,708	$—	$152,460

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
Cash, cash equivalents, available for sale investments, and marketable equity securities included the following at June 30, 2019 and December 31, 2018:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2019
Cash		$10,271	$—	$—	$10,271
Money market funds		20,539	—	—	20,539
U.S. Treasury obligations	31 days	2,998	—	—	2,998
Government agency securities	36 days	9,906	—	—	9,906
Cash and cash equivalents		$43,714	$—	$—	$43,714

U.S. Treasury obligations	101 days	18,711	11	—	18,722
Government agency securities	103 days	74,131	70	—	74,201
Investments, available for sale		$92,842	$81	$—	$92,923

June 30, 2019		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities (Note 8)		$10,451	$—	$(5,351)	$5,100

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2018
Cash		$8,379	$—	$—	$8,379
Money market funds		7,643	—	—	7,643
U.S. Treasury obligations	31 days	1,748	—	—	1,748
Cash and cash equivalents		$17,770	$—	$—	$17,770

U.S. Treasury obligations	151 days	$34,856	$2	$(9)	$34,849
Government agency securities	153 days	100,748	7	(60)	100,695
Investments, available for sale		$135,604	$9	$(69)	$135,544

December 31, 2018		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities (Note 8)		$10,451	$—	$(2,926)	$7,525
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

5. Restricted Cash
Restricted cash as of June 30, 2019 and 2018 is held as collateral for stand-by letters of credit issued by the Company to its landlords in connection with the current and previous leases of the Company's Lexington, Massachusetts facilities.

Cash, cash equivalents and restricted cash consisted of the following:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$43,714	$58,359
Restricted cash	1,157	1,557
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$44,871	$59,916

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accrued professional fees and other	$699	$672
Employee compensation and benefits	1,501	3,067
Research and development expenses	2,978	1,476
Deferred lease incentive, current portion	—	454
	$5,178	$5,669

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2019, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2019 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the three or six months ended June 30, 2019.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets
The Company did not have a contract asset as of June 30, 2019 as compared to $16.0 million as of December 31, 2018. The decrease in the contract asset balance is the result of the receipt of the Vertex indemnification payment in February 2019 previously held in escrow in the amount of $16.0 million.
Contract Liabilities
As of June 30, 2019 and December 31, 2018, the Company had $10.5 million in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance but currently constrained from recognition.
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
Revenue Arrangements
Vertex

On March 3, 2017, the Company and Vertex Pharmaceuticals, Inc. ("Vertex") entered into an Asset Purchase Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company sold and assigned to Vertex, CTP-656, a deuterated analog of ivacaftor, now known as VX-561, and other cystic fibrosis assets of the Company. On July 25, 2017, the Closing Date, the transaction contemplated by the Asset Purchase Agreement closed and Vertex paid the Company $160 million in cash consideration. In addition, Vertex has agreed to pay the Company an aggregate of up to $90 million upon the achievement of certain milestone events. In February 2019, the $16.0 million initially held in escrow was released to the Company.

As of December 31, 2018, the Vertex indemnification variable consideration represented a contract asset to be released from escrow 18 months following the Closing Date and was classified as a current asset in the accompanying consolidated balance sheet. In February 2019, the $16.0 million initially held in escrow was released to the Company. Additionally, the variable consideration related to the regulatory milestone payments are fully constrained due to the uncertainty associated with the achievement of the respective milestones. Accordingly, no contract asset was recorded as of June 30, 2019.

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

On March 21, 2018, the Company entered into an Amendment to the Option, or the Amendment, and a Securities Purchase Agreement, both with Promet and Processa. Pursuant to the Amendment, the Company granted Promet, who then assigned to Processa, an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499, now known as PCS-499. Upon transfer of the license and as consideration for the license, the Company received 2,090,301 shares of common stock of Processa.

The Company is also eligible to receive royalties on worldwide net sales.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the three and six months ended June 30, 2019, the Company recognized $20 thousand and $22 thousand in revenue, respectively, related to intellectual property cost reimbursements. For the three months and six months ended June 30, 2018, the Company recognized $10.5 million in revenue related to the transfer of the license.

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
The Agreement also provides Cipla the option to purchase the Company’s existing inventory held as of the Effective Date valued in aggregate at $0.3 million. Additionally, upon the achievement of certain milestone events, Cipla has agreed to pay the Company an aggregate of up to $57.0 million. The first milestone payment the Company may be entitled to receive is $3.0 million when the first IND for the first CTP-354 product goes into effect.
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
The arrangement with Cipla contains consideration that is variable based on the customer’s achievement of certain development and regulatory milestones in addition to royalties upon the customer’s commercial success with the licensed product. The next milestone payment the Company may be entitled to receive of $3.0 million related to the first IND for the first CTP-354 product going into effect is considered variable consideration that is fully constrained due to the uncertainty associated to the achievement of the development milestone. The consideration related to royalties is also variable consideration that is fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Cipla and the Company has a present right to payment.
For the three and six months ended June 30, 2019, the Company recognized $22 thousand and $1.0 million in revenue associated to the sale of existing inventory and the Transfer of License Performance Obligation, respectively.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of June 30, 2019, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant, a vesting period of three or four years, and all options expire no later than ten years from the date of grant.
Effective January 1, 2019, an additional 937,503 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of June 30, 2019, there were 1,639,915 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,063	$1,274	$2,538	$2,801
General and administrative	1,299	1,530	2,753	3,302
Total stock-based compensation expense	$2,362	$2,804	$5,291	$6,103

Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three and six months ended June 30, 2019 and 2018 reflect the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	76.89%	77.10%	77.13%	77.17%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.82%	2.77%	2.22%	2.64%
Expected dividend yield	—%	—%	—%	—%
For the three and six months ended June 30, 2019 and 2018, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The following table provides certain information related to the Company's outstanding stock options:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$7.41	$13.38	$9.23	$18.14
Aggregate grant date fair value of options vested during the period	$2,394	$2,268	$4,836	$3,729
Total cash received from exercises of stock options	$165	$242	$970	$911
Total intrinsic value of stock options exercised	$228	$243	$1,108	$2,352
The following is a summary of stock option activity for the six months ended June 30, 2019:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2018	3,557,406	$15.26
Granted	930,450	$13.62
Exercised	(193,808)	$8.52
Forfeited or expired	(118,286)	$20.38
Outstanding at June 30, 2019	4,175,762	$15.06	7.07	$4,243
Exercisable at June 30, 2019	2,296,989	$13.46	5.96	$3,757
Vested and expected to vest at June 30, 2019(1)	4,008,832	$14.98	7.00	$4,216

(1)
This represents the number of vested stock option shares as of June 30, 2019, plus the number of unvested stock option shares that the Company estimated as of June 30, 2019 would vest, based on the unvested stock option shares at June 30, 2019 and an estimated forfeiture rate of 7%.

As of June 30, 2019, there was $19.6 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

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

RSUs are not included in issued and outstanding common stock until the shares are vested and settled. As of June 30, 2019, all achieved RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of RSU activity, including both service-based and performance-based RSUs for the six months ended June 30, 2019:

	Number of RSU Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2018	228,150	$13.87
Granted	—	$—
Released	(202,550)	$13.87
Forfeited	(25,600)	$13.87
Outstanding at June 30, 2019	—	$—

As of June 30, 2019, there was no unrecognized compensation cost related to RSUs.

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
The following table illustrates the determination of loss per share for each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, expect per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(18,668)	$(13,325)	$(40,494)	$(17,788)

Denominator:
Weighted average shares outstanding - basic and diluted	23,790	23,402	23,650	23,313

Net loss per share applicable to common stockholders - basic and diluted	$(0.78)	$(0.57)	$(1.71)	$(0.76)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	227	786	326	880
Restricted stock units	—	140	91	254
Warrants	61	132	78	132

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company currently leases 55,522 square feet of office and laboratory space, or the Lease, located at 65 Hayden Avenue, Lexington, Massachusetts, or the Premises, which was classified as an operating lease under ASC 840. The Lease is also classified as an operating lease under ASC 842 in accordance with the Company’s election of the practical expedient under ASC 842. Pursuant to the package of practical expedients, the Company will also not reassess initial direct costs for 65 Hayden Avenue. Additionally, the Company has made the policy election to adopt the practical expedient to not separate lease components from nonlease components for the right-to-use asset class of office and laboratory space. This policy election results in the Company accounting for the lease component, the use of the Premises, and the non-lease components, which include the use of the parking garage, building elevators, and HVAC, as a single lease component.
The Company occupied the Premises in the third quarter of 2018; however the Company gained access to the space on January 1, 2018 in order to start making certain tenant improvements. Accordingly, for accounting purposes the lease commencement date was determined to be January 1, 2018 under the prior guidance of ASC 840, and therefore the Company had begun recognizing lease expense as of that date. The Lease term extends ten years following January 1, 2019. The Company is entitled to two five-year options to extend the Lease; however, these options were not included in the calculation of the Lease asset or liability. The Company has elected to employ the provision under ASC 842 to use hindsight with respect to determining the lease term (i.e., consideration of the actual outcome of lease renewals, termination options, and purchase options) and in assessing any impairment of right-of-use assets for existing leases. The Company notes no events such as renewals or termination options have occurred with the Lease of 65 Hayden Avenue. Therefore, the hindsight practical expedient under ASC 842 has no impact on the accounting term as previously determined under ASC 840. As of June 30, 2019, the remaining lease term for the Premises is 9 years and 6 months.
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
The IBR for the Lease was determined by establishing a credit rating of the Company using the Rank Order Model. Based on the established credit rating, the Company determined a borrowing rate using the Recovery Rate method, adjusted for the risk-free rate, which resulted in an IBR of approximately 13%. The Company used this IBR of 13% to discount the remaining lease payments over the remaining lease term and recorded a lease liability of $16.9 million on January 1, 2019. This lease liability will be amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of June 30, 2019, the Company had a current lease liability of $0.2 million and a non-current lease liability of $16.4 million recorded in its condensed consolidated balance sheets.
The Company received an improvement allowance from the Landlord of approximately $5.0 million for certain permitted costs related to the design of Company improvements to the Premises, consisting of normal tenant improvements. The Company is deemed to be the owner of these tenant improvements during the lease term. These $5.0 million of improvements are included in the Company’s property, plant and equipment balances in its condensed consolidated balance sheets as of June 30, 2019 and are depreciated over the shorter of their useful life or the related lease term.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 1, 2019, the Company recorded a right-of-use asset in the amount $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives (the improvement allowance) in the amount of $4.5 million. The right-of-use asset will be amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of June 30, 2019, the Company had a long-term lease asset of $9.4 million recorded in its condensed consolidated balance sheets.
The Company will recognize lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term on a straight-line basis. Lease expense will be presented as part of continuing operations in the condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2019, the Company recognized $1.2 million in lease expense.
For the six months ended June 30, 2019, the Company paid $1.4 million in rent relating to the Lease. As a payment arising from an operating lease, the $1.4 million will be classified within operating activities in the Condensed Consolidated Statements of Cash Flows.

Supplemental cash flow information:	For the six months ended June 30,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,388

Supplemental balance sheet information:	For the six months ended June 30,
(in thousands)	2019	2018

Operating lease right-of-use assets	$9,376	$—
Operating lease liability	16,579	—

Weighted average remaining lease term	9.50	10.26
Weighted average discount rate	13.08%	—%

Maturities of lease liabilities:	For the twelve months ended December 31,
(in thousands)
2019	$1,390	*
2020	2,406
2021	2,969
2022	3,058
2023	3,150
Thereafter	17,223
Total lease payments	30,196
Less imputed interest	(13,617)	*
Total	$16,579
* Excludes the six months ended June 30, 2019

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Open Market Sale Agreement

On March 1, 2019, the Company entered into an Open Market Sale Agreement, or the Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $50,000,000, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0 percent (3.0%) of the gross sales proceeds of any Placement Shares sold through Jefferies under the Agreement, and also has provided Jefferies with customary indemnification and contribution rights. In addition, the Company has agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50,000, in addition to certain ongoing disbursements of Jefferies' counsel. As of June 30, 2019 the Company incurred approximately $0.2 million related to legal, accounting and other fees in connection with the Agreement. The Company has not issued or sold any securities under the Agreement.

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

A Phase 2 double-blind, randomized, sequential dose-ranging trial to evaluate three sequential doses of CTP-543 (4, 8 and 12 mg twice-daily) and a placebo control in patients with moderate-to-severe alopecia areata is ongoing. The primary outcome measure will utilize the severity of alopecia tool (SALT) after 24 weeks of dosing. In November 2018, we announced interim topline results from the 4 mg and 8 mg twice-daily cohorts of our Phase 2 trial. At 24 weeks, patients treated with an 8 mg twice-daily dose of CTP-543 met the primary efficacy endpoint vs. placebo (p <0.001), with patients achieving 50% relative reduction in SALT between Week 24 and baseline.  Regrowth of hair did not appear to plateau at Week 24.  In the primary analysis, the response observed in the 8 mg twice daily dose was significantly different than the 4 mg twice daily dose (p < 0.05). Compared to placebo, a significant relative reduction in mean SALT score was first observed in the 8 mg cohort at Week 12 (p <0.05). The average baseline SALT score across all patients enrolled in the trial was approximately 88. Treatment with CTP-543 was generally well tolerated. The most common side effects in the 4 mg and 8 mg cohorts were headache, upper respiratory tract infection, cough, acne and nausea and no serious adverse events were reported. The 12 mg twice-daily cohort of CTP-543 compared to placebo is ongoing. Results from the complete Phase 2 trial, including the 12 mg cohort, are expected in the third quarter of 2019.

Primary Analysis: Responders at Week 24

Responders by Visit: Patients with > 50% Change in SALT Relative to Baseline

In March 2019, the Company initiated an open label trial to evaluate once-daily versus twice-daily dosing of CTP-543 in patients with moderate-to-severe alopecia areata in the United States. In June 2019, the Company completed enrollment of 57 adult patients with chronic, moderate-to-severe alopecia areata. Patients in the trial were randomized to receive CTP-543 either 8 mg twice-daily or 16 mg once-daily over a 24 week treatment period. The trial will measure the change in Severity of Alopecia Tool (SALT) score between Week 24 and baseline. The trial is expected to be completed in the fourth quarter of 2019.

In May 2019, the Company initiated a second open label trial to evaluate once-daily compared to twice-daily dosing of CTP-543 in patients with moderate-to-severe alopecia areata. Approximately 60 patients with moderate-to-severe alopecia areata are expected to be enrolled at sites in the United States and Canada. Patients in the trial will be randomized to receive

CTP-543 either 12 mg twice-daily or 24 mg once-daily over a 24 week treatment period. The trial will measure the relative change in Severity of Alopecia Tool (SALT) score between Week 24 and baseline. The trial is expected to be completed in the first half of 2020.

All patients who complete 24 weeks of treatment in the 12 mg twice-daily cohort of the Phase 2 trial, the two ongoing open label studies and future studies, are eligible to enroll into an open label extension study of CTP-543. The open label extension study began enrolling patients in April 2019.

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

The Phase 1 program was designed to assess CTP-692’s safety, tolerability and pharmacokinetics in healthy volunteers. The Phase 1 program included three studies: a crossover comparison of CTP-692 versus D-serine, a single-ascending dose study that also assessed the effect of food on the pharmacokinetics of CTP-692, and a multiple-ascending dose trial assessing CTP-692 dosed orally over seven days.

In the crossover study, CTP-692 was found to have increased plasma exposure compared to D-serine. In the single- and multiple-ascending dose trials, CTP-692 was evaluated across doses ranging from 0.5 to 4 grams compared to placebo in a total of 72 volunteers. CTP-692 demonstrated a favorable safety, tolerability and pharmacokinetic profile with no serious adverse events reported. Importantly, key blood and urine markers of kidney function did not indicate any signs of renal impairment.

In the fourth quarter of 2019 we expect to advance CTP-692 into a Phase 2 trial as an adjunctive treatment for schizophrenia.

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

•
AVP-786 is a combination of deudextromethorphan and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders that is being developed under a collaboration with Avanir, a subsidiary of Otsuka Pharmaceuticals Co., Ltd. In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. It enrolled 932 patients in two North American Phase 3 double-blind, placebo controlled trials. The first North American Phase 3 trial completed in February 2019 and the second Phase 3 trial is expected to be completed in October 2019 and both are expected to be part of the NDA package. In October 2017, Avanir initiated a global Phase 3 trial which is expected to enroll approximately 400 patients to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. In February 2019, Avanir initiated a Phase 2/3 trial to evaluate the safety and efficacy of AVP-786 for the treatment of negative symptoms of schizophrenia in approximately 370 patients.

•
CTP-730 is a deuterated analog of apremilast that is being developed under a collaboration with Celgene. In January 2019, Celgene and Bristol-Myers Squibb Company announced that they have entered into a definitive merger agreement pursuant to which Bristol-Myers Squibb will acquire Celgene. In June 2019, Bristol-Myers Squibb announced the planned divestiture of OTEZLA® (apremilast) in light of concerns raised by the U.S. Federal Trade Commission (FTC) during the FTC’s continued review of the proposed transaction. The divestiture would be conditioned upon the closing of Bristol-Myers Squibb’s acquisition of Celgene. Apremilast is a selective phosphodiesterase 4 (PDE4) inhibitor approved in various countries for the treatment of moderate to severe plaque psoriasis and psoriatic arthritis. We have completed the Phase 1 clinical evaluation of CTP-730. Once daily dosing of 50 mg of CTP-730 administered for seven days in the Phase 1 clinical trial demonstrated similar steady state exposure to historical data for 30 mg of apremilast twice daily. Treatment with CTP-730 was generally well-tolerated and no serious adverse events were observed. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. Celgene is assessing the path forward for CTP-730. However, CTP-730 has not advanced into new trials at this time.

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

The Patent Trial and Appeal Board, or PTAB, instituted an inter partes review, or IPR, brought against our U.S. Patent No. 9,249,149 by Incyte Corporation (the "149 patent").  The '149 patent claims deuterated analogs of ruxolitinib including CTP-543.  In April 2019, the PTAB issued a final written decision in connection with the IPR that found that the claims of the '149 patent are not patentable. The '149 patent remains valid and enforceable until appeals have been exhausted. In June 2019, the Company filed a Notice of Appeal with the Federal Circuit.

The PTAB decision does not prohibit us from developing CTP-543 for alopecia areata and we remain committed to the development of the program. We also intend to explore additional patents to protect the commercial opportunity.

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our deuterated chemical entity platform, or DCE Platform®, and our core capabilities in deuterium chemistry, to identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $157.0 million since inception through June 30, 2019 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale, and other arrangements.

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
Income Taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of June 30, 2019, we forecast an ordinary pre-tax loss for the year ended December 31, 2019 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three and six months ended June 30, 2019.
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

RESULTS OF OPERATIONS
Discussion of the three and six months ended June 30, 2019
The following table summarizes our results of operations for the three and six months ended June 30, 2019.

	Three months ended June 30,	Six months ended June 30,
(in thousands)	2019	2019
Revenue:
License and research and development revenue	$49	$1,054
Operating expenses:
Research and development	14,496	30,286
General and administrative	4,978	10,587
Total operating expenses	19,474	40,873
Loss from operations	(19,425)	(39,819)
Investment income	883	1,750
Unrealized loss on equity securities	(126)	(2,425)
Net Loss	$(18,668)	$(40,494)

License and Research and Development Revenue

Total revenue was $49 thousand and $1.1 million for the three and six months ended June 30, 2019, respectively. The revenue recognized in the 2019 periods was primarily a result of the Cipla licensing arrangement executed in the first quarter of 2019. For the three and six months ended June 30, 2019, the Company recognized $22 thousand and $1.0 million in revenue, respectively, associated with this arrangement. For additional details related to the licensing arrangement with Cipla, see Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three and six months ended June 30, 2019, with our internal research expenses separately classified by category.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
CTP-543 external costs	$5,018	$8,951
CTP-692 external costs	2,758	6,789
External costs for other programs	629	1,988
Employee and contractor-related expenses	4,692	9,761
Facility and other expenses	1,399	2,797
Total research and development expenses	$14,496	$30,286
Research and development expenses were $14.5 million and $30.3 million for the three and six months ended June 30, 2019, respectively. CTP-543 expenses primarily relate primarily to clinical development including multiple ongoing Phase 2 clinical trials. CTP-692 expenses was attributable to the ongoing Phase 1 clinical trials as well as manufacturing costs to support the continued advancement of the CTP-692 program. Employee-related expenses consisted primarily of cash and non-cash stock-based compensation expenses for the three and six months ended June 30, 2019. Facility-related expenses consisted primarily of rent and maintenance of our premises. External costs for other programs consisted of a $0.5 million payment to the non-profit organization Fast Forward in the first quarter of 2019 related to an existing CTP-354 agreement which was triggered by the upfront payment from the Cipla arrangement, and costs incurred to develop our research pipeline.
General and administrative expenses
The following table summarizes our external general and administrative expenses for the three and six months ended June 30, 2019.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
Employee salaries and benefits	$2,747	$5,747
External professional service and legal expenses	1,197	2,808
Facility, technology, and other expenses	959	1,876
Depreciation and amortization	75	156
Total general and administrative expenses	$4,978	$10,587
Investment income

Investment income was $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively, and consists of interest income earned on cash equivalents and investments.
Unrealized loss on equity securities
Unrealized loss on marketable equity securities was $0.1 million and $2.4 million for the three and six month ended June 30, 2019, respectively, and consists of changes in the fair value of common shares of Processa held by us, discussed further in Note 8 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Provision for Income Taxes

There was no income tax expense for the three and six months ended June 30, 2019.

Discussion of the three and six months ended June 30, 2018
The following table summarizes our results of operations for the three and six months ended June 30, 2018.

	Three months ended June 30,	Six months ended June 30,
(in thousands)	2018	2018
Revenue:
License and research and development revenue	$2	$10,481
Operating expenses:
Research and development	8,862	17,518
General and administrative	5,514	11,144
Total operating expenses	14,376	28,662
Loss from operations	(14,374)	(18,181)
Investment income	660	1,300
Unrealized gain (loss) on equity securities	669	(627)
Loss before tax provision	(13,045)	(17,508)
Provision for income taxes	280	280
Net Loss	$(13,325)	$(17,788)

License and Research and Development Revenue

Total revenue was $2 thousand and $10.5 million for the three and months ended June 30, 2018, respectively. The revenue recognized in the 2018 was primarily attributable to the licensing arrangement executed with Processa, discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three and six months ended June 30, 2018, with our internal research expenses separately classified by category.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2018	2018
CTP-543 external costs	$2,133	$4,187
CTP-692 external costs	764	950
External costs for other programs	515	1,149
Employee and contractor-related expenses	4,133	8,645
Facility and other expenses	1,317	2,587
Total research and development expenses	$8,862	$17,518
Research and development expenses were $8.9 million and $17.5 million for the three and six months ended June 30, 2018, respectively. CTP-543 expenses primarily related to an ongoing Phase 2 clinical trial. CTP-692 expenses were attributable to preclinical studies and the manufacture of clinical drug product to support the advancement of the program into Phase 1 clinical trials. Employee-related expenses consisted primarily of cash and non-cash stock-based compensation expenses for the three and six months ended June 30, 2018. Facility-related expenses consisted primarily of rent and maintenance of our premises. External costs for other programs consisted of costs incurred to develop our research pipeline.
General and administrative expenses
The following table summarizes our external general and administrative expenses for the three and six months ended June 30, 2018.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2018	2018
Employee salaries and benefits	$2,976	$6,546
External professional service and legal expenses	1,457	2,485
Facility, technology, and other expenses	1,062	2,075
Depreciation and amortization	19	38
Total general and administrative expenses	$5,514	$11,144
Investment income

Investment income was $0.7 million and $1.3 million for the three and six months ended June 30, 2018, respectively, and consists of interest income earned on cash equivalents and investments.
Unrealized gain (loss) on equity securities
Unrealized gain on marketable equity securities was $0.7 million and unrealized loss on marketable equity securities was $0.6 million for the three and six month ended June 30, 2018, respectively, and consists of changes in the fair value of common shares of Processa held by us, discussed further in Note 8 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Provision for Income Taxes

Income tax expense for the three and six months ended June 30, 2018 was $0.3 million. We recorded a provision for income taxes of $0.3 million for interest owed to Federal and State tax authorities due to the deferral of $16 million in income from Vertex for cash currently held in escrow, as discussed further in Note 8 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of June 30, 2019, we had an accumulated deficit of $157.0 million. We generated net income for fiscal year 2015 due to a one-time payment from Auspex Pharmaceuticals, Inc. under a change of control provision described in the patent assignment agreement and again in 2017 from the closing of our sale of CTP-656 to Vertex, but we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
As of June 30, 2019, we had cash and cash equivalents and investments of $136.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(18,025)	$(21,205)
Investing activities	42,896	52,194
Financing activities	1,073	(295)
Net increase in cash and cash equivalents and restricted cash	$25,944	$30,694
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the six months ended June 30, 2019, we received a $16 million payment from Vertex for an indemnification payment previously held in escrow, discussed further in Note 8 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
During the six months ended June 30, 2019, our operating activities used cash of $18.0 million as compared to cash used by operating activities of $21.2 million during the prior year period. Cash used in operating activities during both 2019 and 2018 was primarily driven by our development activities associated with CTP-692 and CTP-543, our wholly owned development programs.
Investing activities. Net cash provided by investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. Net cash provided by maturities of investments for the six months ended June 30, 2019 and 2018 was $92.6 million and $63.1 million, respectively. Net cash used in purchases of investments for the six months ended June 30, 2019 and 2018 was $49.2 million and $9.4 million, respectively.  Purchases of fixed assets for the six months ended June 30, 2019 and 2018 was $0.5 million and $1.5 million, respectively. The decrease in the purchases of fixed assets during the 2019 period is primarily due to new office and laboratory equipment purchased in the 2018 period to support the new office and laboratory space at 65 Hayden, Lexington, Massachusetts, discussed further in Note 11 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Financing activities. During the six months ended June 30, 2019 and 2018, our financing activities provided cash of $1.1 million and used cash of $0.3 million, respectively. The cash provided by financing activities during the six months ended June 30, 2019 was primarily attributable to the proceeds from exercises of warrants and stock options during the period. The cash used in financing activities during the six months ended June 30, 2018 was primarily attributable to withholding taxes paid in lieu of shares surrendered upon the vesting of restricted stock.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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
Contractual obligations
As of June 30, 2019, the Company's contractual obligations remain consistent with those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2019 and December 31, 2018, we had $136.6 million and $153.3 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of June 30, 2019 would not have a material effect on the fair market value of our cash equivalents and short term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2019.

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
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2019, we had an accumulated deficit of $157.0 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations or other agreements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
We believe our existing cash and cash equivalents and investments as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Avanir, a subsidiary of Otsuka, is developing AVP-786 for the treatment of agitation associated with Alzheimer's disease and other neurologic or psychological disorders. There are competing marketed drugs and product candidates in clinical development for each indication. Axsome Therapeutics and Otsuka and their partner H. Lundbeck A/S, are developing treatments for agitation in patients with Alzheimer's disease.

We are developing CTP-543 as an oral agent for the treatment of moderate-to-severe alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. A number of companies are pursuing development of oral JAK inhibitors with a range of subtype selectivities for the treatment of alopecia areata, including Eli Lilly, Pfizer, and Aclaris Therapeutics.

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
We may also become involved in opposition, derivation, reexamination, post grant review, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2017, Incyte Corporation filed an inter parties review, or IPR, petition with the PTAB, of the U.S. PTO, challenging the validity of U.S. Patent No. 9,249,149, which claims deuterium-modified versions of ruxolitinib, including CTP-543. In October 2017, the PTAB declined to institute the IPR and in November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. In April 2019, the PTAB issued a final written decision in connection with the IPR that found that the claims of the '149 patent are not patentable. In June 2019, we filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit, or Federal Circuit. Adverse determinations in any such submission, proceeding or litigation such as this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.
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
For example, CTP-543 is a deuterium-modified version of ruxolitinib. Ruxolitinib is marketed in the U.S. by Incyte Corporation under the name Jakafi. Incyte has patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also has a US patent that broadly claims deuterated analogs of ruxolitinib. On June 27, 2017, we filed a Post Grant Review with the Patent Trial and Appeal Board, or PTAB, seeking to invalidate all claims of Incyte's U.S. Patent, which includes claims relating to deuterated ruxolitinib analogs. In January 2018, the PTAB did not grant our petition to challenge the validity of the '335 patent. In May 2018, our request for reconsideration was denied. In October 2017, the PTAB denied a petition by Incyte to institute inter partes review, or IPR, of Concert's U.S. Patent No. 9,249,149. The '149 patent claims deuterated analogs of ruxolitinib including CTP-543. In November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. In April 2019, the PTAB issued a final written decision in connection with the IPR that found that the claims of the '149 patent are not patentable. In June 2019, we filed a Notice of Appeal with the Federal Circuit.
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
In addition, as of July 26, 2019, there were 4,172,224 shares subject to outstanding options under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of July 26, 2019, there were 61,273 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.
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
As of June 30, 2019, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 54.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

CONCERT PHARMACEUTICALS, INC.

Date:	August 1, 2019	By:	/s/ Roger Tung

Roger Tung Chief Executive Officer