Form 10-Q
period 2019-09-30
CONCERT PHARMACEUTICALS, INC.
filed 2019-11-07
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36310
_____________________
CONCERT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_____________________

Delaware	20-4839882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Hayden Avenue, Suite 3000N Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)
(781) 860-0045
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CNCE	Nasdaq Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 4, 2019: 23,841,155

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$33,384	$17,770
Investments, available for sale	88,165	135,544
Marketable equity securities	5,435	7,525
Interest receivable	291	556
Accounts receivable	11	15
Contract asset (Note 8)	—	16,000
Prepaid expenses and other current assets	3,830	2,739
Total current assets	131,116	180,149
Property and equipment, net	7,993	8,919
Restricted cash	1,157	1,157
Other assets	16	—
Income taxes receivable	2,358	2,322
Operating lease right-of-use assets, long-term (Note 11)	9,317	—
Total assets	$151,957	$192,547
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,302	$1,277
Accrued expenses and other liabilities	4,434	5,669
Income taxes payable	—	390
Deferred revenue, current portion	7,783	1,413
Lease liability, current portion (Note 11)	235	—
Total current liabilities	13,754	8,749
Deferred revenue, net of current portion	2,750	9,120
Deferred lease incentive, net of current portion	—	4,088
Deferred rent, net of current portion	—	2,850
Lease liability, net of current portion (Note 11)	16,190	—
Total liabilities	32,694	24,807
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding in 2019 and 2018, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 24,030,711 and 23,518,690 shares issued and 23,841,155 and 23,437,587 outstanding in 2019 and 2018, respectively	23	23
Additional paid-in capital	293,469	284,369
Accumulated other comprehensive loss	(35)	(137)
Accumulated deficit	(174,194)	(116,515)
Total stockholders’ equity	119,263	167,740
Total liabilities and stockholders’ equity	$151,957	$192,547
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
License and research and development revenue	$10	$11	$1,064	$10,492
Operating expenses:
Research and development	13,511	11,031	43,797	28,549
General and administrative	4,742	6,320	15,329	17,464
Total operating expenses	18,253	17,351	59,126	46,013
Loss from operations	(18,243)	(17,340)	(58,062)	(35,521)
Investment income	724	703	2,474	2,003
Unrealized gain (loss) on marketable equity securities	334	(732)	(2,091)	(1,359)
Loss before tax provision	(17,185)	(17,369)	(57,679)	(34,877)
Provision for income taxes	—	18	—	298
Net Loss	$(17,185)	$(17,387)	$(57,679)	$(35,175)
Other comprehensive income:
Unrealized (loss) gain on investments, available for sale	(39)	87	102	166
Comprehensive loss	$(17,224)	$(17,300)	$(57,577)	$(35,009)

Net loss per share applicable to common stockholders - basic and diluted	$(0.72)	$(0.74)	$(2.43)	$(1.51)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	23,807	23,421	23,703	23,349
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2019
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2018	23,519	81	$23	$284,369	$(137)	$(116,515)	$167,740
Exercise of stock options	154	47	—	805	—	—	805
Release of restricted stock units	202	61	—	(741)	—	—	(741)
Unrealized gain on short-term investments	—	—	—	—	97	—	97
Stock-based compensation expense	—	—	—	2,929	—	—	2,929
Exercise of stock warrants	71	—	—	1,000	—	—	1,000
Offering expenses incurred	—	—	—	(206)	—	—	(206)
Net loss	—	—	—	—	—	(21,826)	(21,826)
Balance at March 31, 2019	23,946	189	$23	$288,156	$(40)	$(138,341)	$149,798
Exercise of stock options	40	—	—	165	—	—	165
Unrealized gain on short-term investments	—	—	—	—	44	—	44
Stock-based compensation expense	—	—	—	2,362	—	—	2,362
Net loss	—	—	—	—	—	(18,668)	(18,668)
Balance at June 30, 2019	23,986	189	$23	$290,683	$4	$(157,009)	$133,701
Exercise of stock options	9	—	—	36	—	—	36
Unrealized loss on short-term investments	—	—	—	—	(39)	—	(39)
Stock-based compensation expense	—	—	—	2,420	—	—	2,420
Proceeds from at-the-market offering	36	—	—	330	—	—	330
Net loss	—	—	—	—	—	(17,185)	(17,185)
Balance at September 30, 2019	24,031	189	$23	$293,469	$(35)	$(174,194)	$119,263

	Nine Months Ended September 30, 2018
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2017	23,148	8	$23	$273,059	$(407)	$(76,243)	$196,432
Exercise of stock options	145	17	—	658	—	—	658
Release of restricted stock units	174	53	—	(1,206)	—	—	(1,206)
Unrealized loss on short-term investments	—	—	—	—	(75)	—	(75)
Stock-based compensation expense	—	—	—	3,299	—	—	3,299
Adoption of ASC 606 as of January 1, 2018	—	—	—	—	—	15,752	15,752
Net loss	—	—	—	—	—	(4,463)	(4,463)
Balance at March 31, 2018	23,467	78	$23	$275,810	$(482)	$(64,954)	$210,397
Exercise of stock options	25	—	—	253	—	—	253
Unrealized gain on short-term investments	—	—	—	—	154	—	154
Stock-based compensation expense	—	—	—	2,804	—	—	2,804
Net loss	—	—	—	—	—	(13,325)	(13,325)
Balance at June 30, 2018	23,492	78	$23	$278,867	$(328)	$(78,279)	$200,283
Exercise of stock options	17	3	—	38	—	—	38
Unrealized gain on short-term investments, net of tax $47	—	—	—	—	87	—	87
Stock-based compensation expense	—	—	—	2,731	—	—	2,731
Net loss	—	—	—	—	—	(17,387)	(17,387)
Balance at September 30, 2018	23,509	81	$23	$281,636	$(241)	$(95,666)	$185,752

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(57,679)	$(35,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,256	875
Stock-based compensation expense	7,711	8,834
Accretion of premiums and discounts on investments	(899)	(234)
Amortization of deferred lease incentive	—	(589)
Non-cash license consideration (Note 8)	—	(10,452)
Other noncash items	—	(46)
Unrealized loss on marketable equity securities	2,090	1,359
Loss on disposal of asset	4	52
Non-cash lease expense (Note 11)	161	—
Changes in operating assets and liabilities:
Accounts receivable	4	155
Interest receivable	265	115
Prepaid expenses and other current assets	(1,091)	(4)
Contract asset	16,000	—
Other assets	(16)	26
Accounts payable	207	457
Accrued expenses and other liabilities	(827)	(100)
Income taxes receivable	(36)	(77)
Income taxes payable	(390)	372
Deferred rent	—	2,033
Deferred revenue	—	(16)
Operating lease liability (Note 11)	(445)	—
Net cash used in operating activities	(33,685)	(32,415)
Investing activities
Purchases of property and equipment	(520)	(2,405)
Purchases of investments	(93,326)	(46,120)
Maturities of investments	141,706	93,144
Net cash provided by investing activities	47,860	44,619
Financing activities
Proceeds from exercises of stock options	1,006	934
Proceeds from exercise of warrants	1,000	—
Repurchase of common stock pursuant to share surrender	(741)	(1,206)
Proceeds from at-the-market offering, net of issuance costs	174	—
Net cash provided by (used in) financing activities	1,439	(272)
Net increase in cash and cash equivalents and restricted cash	15,614	11,932
Cash, cash equivalents and restricted cash at beginning of period	18,927	29,222
Cash, cash equivalents and restricted cash at end of period	$34,541	$41,154
Supplemental cash flow information:
Cash paid for income taxes	$453	$50
Purchases of property and equipment unpaid at period end	$—	$99
Public offering costs unpaid at period end	$50	$—
Cash paid included in measurement of lease liabilities	$2,082	$—
Tenant improvements paid by landlord	$—	$4,996

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business

Concert Pharmaceuticals, Inc., or Concert or the Company, was incorporated on April 12, 2006 as a Delaware corporation with operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that applies its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach starts with previously studied compounds, including approved drugs, that the Company believes can be improved with deuterium substitution to provide better pharmacokinetic or metabolic properties, enhancing clinical safety, tolerability or efficacy. The Company believes this approach may enable drug discovery and clinical development that is more efficient and less expensive than conventional small molecule drug research and development. The Company’s pipeline includes multiple clinical stage candidates and a number of preclinical compounds that it is currently assessing.
The Company had cash and cash equivalents and investments of $121.5 million at September 30, 2019. The Company believes that its cash and cash equivalents and investments at September 30, 2019 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months. The Company may pursue additional cash resources through public or private financings, by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $174.2 million through September 30, 2019. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period.
The accompanying condensed consolidated financial statements reflect the accounts of Concert and its subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or SEC, on February 28, 2019.
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
With the exception of the adoption of Accounting Standards Update, or ASU, 2016-02 during the nine months ended September 30, 2019 discussed in Note 11, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, that expands the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 provides that an entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The Company adopted this new standard effective January 1, 2019, and it did not have a material effect on the consolidated financial statements and related disclosures.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule beginning with its first Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
Pending Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-13 will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for internal-use software. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact ASU 2018-15 will have on its financial statements and related disclosures.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of September 30, 2019 and December 31, 2018 (in thousands) and indicate the level within the fair value hierarchy where each measurement is classified.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Total
September 30, 2019
Cash equivalents:
Money market funds	$21,253	$—	$—	$21,253
U.S. Treasury obligations	4,238	—	—	4,238
Investments, available for sale:
U.S. Treasury obligations	38,689	—	—	38,689
Government agency securities	26,873	22,603	—	49,476
Marketable equity securities:
Corporate equity securities (Note 8)	5,435	—	—	5,435
Total	$96,488	$22,603	$—	$119,091

	Level 1	Level 2	Level 3	Total
December 31, 2018
Cash equivalents:
Money market funds	$7,643	$—	$—	$7,643
U.S. Treasury obligations	1,748	—	—	1,748
Investments, available for sale:
U.S. Treasury obligations	34,103	746	—	34,849
Government agency securities	64,733	35,962	—	100,695
Marketable equity securities:
Corporate equity securities (Note 8)	7,525	—	—	7,525
Total	$115,752	$36,708	$—	$152,460

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents, available for sale investments, and marketable equity securities included the following at September 30, 2019 and December 31, 2018:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2019
Cash		$7,893	$—	$—	$7,893
Money market funds		21,253	—	—	21,253
U.S. Treasury obligations	52 days	4,238	—	—	4,238
Cash and cash equivalents		$33,384	$—	$—	$33,384

U.S. Treasury obligations	169 days	38,683	14	(8)	38,689
Government agency securities	88 days	49,443	34	(1)	49,476
Investments, available for sale		$88,126	$48	$(9)	$88,165

September 30, 2019		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities (Note 8)		$10,451	$—	$(5,016)	$5,435

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2018
Cash		$8,379	$—	$—	$8,379
Money market funds		7,643	—	—	7,643
U.S. Treasury obligations	31 days	1,748	—	—	1,748
Cash and cash equivalents		$17,770	$—	$—	$17,770

U.S. Treasury obligations	151 days	$34,856	$2	$(9)	$34,849
Government agency securities	153 days	100,748	7	(60)	100,695
Investments, available for sale		$135,604	$9	$(69)	$135,544

December 31, 2018		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities (Note 8)		$10,451	$—	$(2,926)	$7,525
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

5. Restricted Cash
Restricted cash as of September 30, 2019 and 2018 is held as collateral for stand-by letters of credit issued by the Company to its landlords in connection with the current and previous leases of the Company's Lexington, Massachusetts facilities.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$33,384	$39,597
Restricted cash	1,157	1,557
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$34,541	$41,154

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued professional fees and other	$502	$672
Employee compensation and benefits	2,245	3,067
Research and development expenses	1,687	1,476
Deferred lease incentive, current portion	—	454
	$4,434	$5,669

7. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code, or the Internal Revenue Code. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2019, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2019 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the three or nine months ended September 30, 2019.

8. Revenue

The Company's revenue is generated through collaborative licensing agreements, patent assignments, and sales of intellectual property. The Company generates its revenue through one segment and the revenue recognized under each of the Company's arrangements during the current and prior period is described below.

On January 1, 2018, the Company adopted ASU 2014-19, Revenue from Contracts with Customers, or ASC 606. The Company adopted ASC 606 using the modified retrospective approach. For detailed information regarding the adoption of ASC 606, the impact on its consolidated financial statements and its collaboration arrangements, see Note 2 and Note 12 to the accompanying consolidated financial statements appearing in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2019.
Contract Assets
The Company did not have a contract asset as of September 30, 2019 as compared to $16.0 million as of December 31, 2018. The decrease in the contract asset balance is the result of the receipt of the $16.0 million that had initially been held in escrow

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for indemnification purposes related to the asset purchase by Vertex Pharmaceuticals, Inc., or Vertex, and was released to the Company in February 2019.
Contract Liabilities
As of September 30, 2019 and December 31, 2018, the Company had $10.5 million in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance but currently constrained from recognition.
The contract liabilities consist of the following deferred revenue:

•
$7.8 million related to the Company's collaboration with Celgene Corporation, or Celgene, $1.4 million of which is attributable to the CTP-730 program and is currently expected to be recognized as revenue in the next twelve months as the Company satisfies its remaining research and development activities pursuant to mutually agreed upon development plans, and $6.4 million of which is attributable to two additional license programs that the Company will not recognize as revenue unless Celgene exercises its rights with respect to those programs, or in the second quarter of 2020 at such time that Celgene's rights lapse; and

•	$2.8 million related to a payment received from GlaxoSmithKline, or GSK, that the Company will not recognize as revenue until all repayment obligations lapse.
Revenue Arrangements
Vertex

On March 3, 2017, the Company and Vertex entered into an Asset Purchase Agreement, or the Vertex Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company sold and assigned to Vertex, CTP-656, a deuterated analog of ivacaftor, now known as VX-561, and other cystic fibrosis assets of the Company. On July 25, 2017, or the Vertex Closing Date, the transaction contemplated by the Vertex Agreement closed and Vertex paid the Company $160 million in cash consideration. In addition, Vertex has agreed to pay the Company an aggregate of up to $90 million upon the achievement of certain milestone events. In February 2019, the $16.0 million initially held in escrow was released to the Company.

As of December 31, 2018, the Vertex indemnification variable consideration represented a contract asset to be released from escrow 18 months following the Vertex Closing Date and was classified as a current asset in the accompanying consolidated balance sheet. In February 2019, the $16.0 million initially held in escrow was released to the Company. Additionally, the variable consideration related to the regulatory milestone payments are fully constrained due to the uncertainty associated with the achievement of the respective milestones. Accordingly, no contract asset was recorded as of September 30, 2019.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the three and nine months ended September 30, 2019, the Company recognized $2 thousand and $24 thousand in revenue, respectively, related to intellectual property cost reimbursements. For the three months and nine months ended September 30, 2018, the Company recognized $10.5 million in revenue related to the transfer of the license.

Cipla

The Company entered into a License Agreement, or the Cipla Agreement, on January 16, 2019, or the Cipla Closing Date, with Cipla Technologies LLC, or Cipla, pursuant to which the Company granted Cipla an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-354, a novel GABAA receptor subtype-selective modulator. As consideration for the license, the Company received an upfront payment of $1.0 million.
The Cipla Agreement also provides Cipla the option to purchase the Company’s existing inventory of CTP-354 held as of the Effective Date, valued in aggregate at $0.3 million. Additionally, upon the achievement of certain milestone events, Cipla has agreed to pay the Company an aggregate of up to $57.0 million. The first milestone payment the Company may be entitled to receive is $3.0 million when the first IND for the first CTP-354 product goes into effect.
Furthermore, the Company is eligible to receive royalties on worldwide net sales of future product sales at defined percentages ranging from the mid-single to high-single digits.
The Cipla Agreement contained one performance obligation: an exclusive, worldwide, royalty-bearing license to develop, manufacture, commercialize and sublicense CTP-354, referred to as the Transfer of License Performance Obligation. The Company concluded the option to purchase existing inventory did not provide Cipla a material right, and as such, was treated as a separate contract. The transaction price was determined to be $1.0 million based on the upfront consideration received as of the Cipla Closing Date.
As of the Cipla Closing Date, the Transfer of License Performance Obligation was satisfied as the control of CTP-354 transferred to Cipla, the customer. As a result, the full transaction price was recognized as revenue on the Cipla Closing Date. The sale of existing inventory is recognized as goods are transferred to the customer.
The arrangement with Cipla contains consideration that is variable based on the customer’s achievement of certain development and regulatory milestones in addition to royalties upon the customer’s commercial success with the licensed product. The next milestone payment the Company may be entitled to receive of $3.0 million related to the first IND for the first CTP-354 product going into effect is considered variable consideration that is fully constrained due to the uncertainty associated with the achievement of the development milestone. The consideration related to royalties is also variable consideration that is fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Cipla and the Company has a present right to payment.
The Company did not recognize revenue for the three months ended September 30, 2019. The Company recognized $1.0 million in revenue associated with the sale of existing inventory and the Transfer of License Performance Obligation for the nine months ended September 30, 2019.

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of September 30, 2019, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fair value of the underlying common stock on the date of grant, a vesting period of three or four years, and an expiration date no later than ten years from the date of grant.
Effective January 1, 2019, an additional 937,503 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of September 30, 2019, there were 1,192,083 shares of common stock available for future award grants under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$1,190	$1,211	$3,728	$4,012
General and administrative	1,230	1,520	3,983	4,822
Total stock-based compensation expense	$2,420	$2,731	$7,711	$8,834

Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting. The weighted average fair value of options granted in the three and nine months ended September 30, 2019 and 2018 reflect the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	74.37%	77.72%	76.86%	77.19%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.59%	2.98%	2.16%	2.65%
Expected dividend yield	—%	—%	—%	—%
For the three and nine months ended September 30, 2019 and 2018, expected volatility was estimated using a weighted-average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Weighted average fair value of options granted, per option	$6.46	$10.42	$8.95	$17.92
Aggregate grant date fair value of options vested during the period	$2,234	$2,110	$7,070	$5,839
Total cash received from exercises of stock options	$36	$23	$1,006	$934
Total intrinsic value of stock options exercised	$59	$187	$1,167	$2,539

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the nine months ended September 30, 2019:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2018	3,557,406	$15.26
Granted	1,032,250	$13.25
Exercised	(202,508)	$8.33
Forfeited or expired	(184,474)	$18.44
Outstanding at September 30, 2019	4,202,674	$14.96	6.99	$390
Exercisable at September 30, 2019	2,429,295	$13.70	6.03	$390
Vested and expected to vest at September 30, 2019(1)	4,049,442	$14.90	6.93	$390

(1)
This represents the number of vested stock option shares as of September 30, 2019, plus the number of unvested stock option shares that the Company estimated as of September 30, 2019 would vest, based on the unvested stock option shares at September 30, 2019 and an estimated forfeiture rate of 7%.

As of September 30, 2019, there was $17.4 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted average remaining vesting period of 2.5 years.

Restricted Stock Units

On July 6, 2017, the Company granted 0.5 million RSUs, or the 2017 RSU grant, to executives and employees. The awards granted to non-executive employees were service-based, whereas the awards granted to executives were a blend of service-based and performance-based. Assuming all service and performance conditions were achieved, fifty percent of the RSUs would vest on March 31, 2018, and the remaining fifty percent of the RSUs would vest on March 31, 2019. Certain executive awards were subject to the achievement of defined performance criteria prior to March 31, 2018, including the closing of the asset purchase contemplated by the Vertex Agreement and the institution by the Patent Trial and Appeal Board, or PTAB, of the Post Grant Review, or PGR, petition filed by the Company against Incyte Corporation. In January 2018, the PTAB decided not to institute the PGR petition and, as a result, the corresponding performance-based awards did not vest on March 31, 2018.

The Company used the accelerated attribution method to recognize expense over the required service period based on its estimate of the number of performance-based awards that vested. For any change in the estimate of the number of performance-based awards that were probable of vesting, the Company cumulatively adjusted compensation expense in the period that the change in estimate was made.

On August 15, 2019, or the 2019 RSU grant date, the Company granted 0.4 million RSUs, or the 2019 RSU grant, to certain executives and employees. All awards are service-based and vest ratably over two years. On the first anniversary of the 2019 RSU grant date, thirty-five percent of the RSUs will vest. The remainder of the RSUs will vest on the second anniversary of the 2019 RSU grant date.

RSUs are not included in issued and outstanding common stock until the shares are vested and settled. As of September 30, 2019, all achieved RSUs from the 2017 RSU grant had vested, and no RSUs from the 2019 RSU grant had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of RSU activity, including both service-based and performance-based RSUs for the nine months ended September 30, 2019:

	Number of RSU Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2018	228,150	$13.87
Granted	412,220	$10.27
Released	(202,550)	$13.87
Forfeited	(25,600)	$13.87
Outstanding at September 30, 2019	412,220	$10.27

As of September 30, 2019, there was $4.0 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted average remaining vesting period of 1.9 years.

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
The following table illustrates the determination of loss per share for each period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(17,185)	$(17,387)	$(57,679)	$(35,175)

Denominator:
Weighted average shares outstanding - basic and diluted	23,807	23,421	23,703	23,349

Net loss per share applicable to common stockholders - basic and diluted	$(0.72)	$(0.74)	$(2.43)	$(1.51)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	214	515	290	758
Restricted stock units	410	133	72	214
Warrants	61	132	72	132

11. Lease

The FASB issued ASU 2016-02, or the leasing standard or ASC 842, in February 2016. ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also requires certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company adopted ASU 2016-02 effective January 1, 2019. The Company has elected to employ the transitionary relief recently offered by the FASB under ASU 2018-11, and implement the new standard without the restatement of comparative periods’ financial information. ASU 2018-11 also provides for recognizing the effects of applying ASU 2016-02 as a cumulative-effect adjustment to retained earnings as of January 1, 2019; however, no such adjustment was required as of January 1, 2019.
The Company has elected to employ the package of practical expedients offered under ASC 842, which allow the Company to not reassess the following:

•	the presence of a lease in any expired or existing contracts;

•	the lease classification for any expired or existing leases; and

•	the initial direct costs for any existing leases.

The Company currently leases 55,522 square feet of office and laboratory space, or the Lease, located at 65 Hayden Avenue, Lexington, Massachusetts, or the Premises, which was classified as an operating lease under ASC 840. The Lease is also classified as an operating lease under ASC 842 in accordance with the Company’s election of the practical expedient under ASC 842. Pursuant to the package of practical expedients, the Company will also not reassess initial direct costs for the Premises. Additionally, the Company has made the policy election to adopt the practical expedient to not separate lease components from nonlease components for the right-to-use asset class of office and laboratory space. This policy election results in the Company accounting for the lease component, the use of the Premises and the non-lease components, which include the use of the parking garage, building elevators and HVAC, as a single lease component.
The Company occupied the Premises in the third quarter of 2018; however, the Company gained access to the space on January 1, 2018 in order to start making certain tenant improvements. Accordingly, for accounting purposes the lease commencement date was determined to be January 1, 2018 under the prior guidance of ASC 840, and therefore the Company had begun recognizing lease expense as of that date. The Lease term extends ten years following January 1, 2019. The Company is entitled to two five-year options to extend the Lease; however, these options were not included in the calculation of the Lease asset or liability. The Company has elected to employ the provision under ASC 842 to use hindsight with respect to determining the lease term (i.e., consideration of the actual outcome of lease renewals, termination options and purchase options) and in assessing any impairment of right-of-use assets for existing leases. The Company notes no events such as renewals or termination options have occurred with respect to the Lease for the Premises. Therefore, the hindsight practical expedient under ASC 842 has no impact on the accounting term as previously determined under ASC 840. As of September 30, 2019, the remaining lease term for the Premises is 9 years and 3 months.
The Lease provides for annual base rent of approximately $2.8 million in the first year following the Base Rent Commencement Date of January 1, 2019, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $0.5 million at the beginning of the second year of the Lease term if the Company is not in default under the Lease). There are no variable payments, exercise purchase options, penalties, fees or residual value guarantees under the Lease. The Company is also obligated to pay the Landlord for certain costs, taxes and operating expenses related to the Premises, subject to certain exclusions; however, the Company has concluded that these payments are not in-substance fixed payments and therefore are not included in the calculation of the related lease liability and asset under ASC 842.
The Company recorded the liability associated with the Lease for the Premises at the present value of the lease payments not yet paid, discounted using the discount rate for the Lease established at the commencement date. As the Lease does not provide an implicit rate, the Company had to estimate the incremental borrowing rate, or IBR, as of the commencement date. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.
The IBR for the Lease was determined by establishing a credit rating of the Company using the Rank Order Model. Based on the established credit rating, the Company determined a borrowing rate using the Recovery Rate method, adjusted for the risk-free rate, which resulted in an IBR of approximately 13%. The Company used this IBR of 13% to discount the remaining lease payments over the remaining lease term and recorded a lease liability of $16.9 million on January 1, 2019. This lease liability will be amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of September 30, 2019, the Company had a current lease liability of $0.2 million and a non-current lease liability of $16.2 million recorded in its condensed consolidated balance sheets.
The Company received an improvement allowance from the Landlord of approximately $5.0 million for certain permitted costs related to the design of Company improvements to the Premises, consisting of normal tenant improvements. The Company is deemed to be the owner of these tenant improvements during the lease term.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These $5.0 million of improvements are included in the Company’s property, plant and equipment balances in its condensed consolidated balance sheets as of September 30, 2019 and are depreciated over the shorter of their useful life or the related lease term.
On January 1, 2019, the Company recorded a right-of-use asset in the amount $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives (the improvement allowance) in the amount of $4.5 million. The right-of-use asset will be amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of September 30, 2019, the Company had a long-term lease asset of $9.3 million recorded in its condensed consolidated balance sheets.
The Company will recognize lease expense, calculated as the remaining cost of the lease allocated over the remaining lease term, on a straight-line basis. Lease expense will be presented as part of continuing operations in the condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2019, the Company recognized $1.8 million in lease expense.
For the nine months ended September 30, 2019, the Company paid $2.1 million in rent relating to the Lease. As a payment arising from an operating lease, the $2.1 million will be classified within operating activities in the Condensed Consolidated Statements of Cash Flows.

Supplemental cash flow information:	For the nine months ended September 30,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,082

Supplemental balance sheet information:	For the nine months ended September 30,
(in thousands)	2019	2018

Operating lease right-of-use assets	$9,317	$—
Operating lease liability	16,425	—

Weighted average remaining lease term	9.25	10.25
Weighted average discount rate	13.08%	—%

Maturities of lease liabilities:	For the twelve months ended December 31,
(in thousands)
2019	$696	*
2020	2,406
2021	2,969
2022	3,058
2023	3,150
Thereafter	17,223
Total lease payments	29,502
Less imputed interest	(13,077)	*
Total	$16,425
* Excludes the nine months ended September 30, 2019

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Open Market Sale Agreement

On March 1, 2019, the Company entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $50 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the ATM Agreement, and also has provided Jefferies with customary indemnification and contribution rights. In addition, the Company has agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50,000, in addition to certain ongoing disbursements of Jefferies' counsel. As of November 4, 2019, the Company has sold 36,167 shares of its common stock in accordance with the ATM Agreement for net proceeds of $0.4 million, after payment of cash commissions of 3.0 percent of the gross proceeds to its sales agent. Additionally, the Company incurred approximately $0.3 million related to legal, accounting and other fees in connection with the ATM Agreement as of September 30, 2019.

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

OVERVIEW
We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with previously studied compounds, including approved drugs, which we believe may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage its known activity to expand into new indications and may enable compounds not otherwise well-suited for human drug development to be clinically developed. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas. Our pipeline includes multiple clinical stage candidates and a number of preclinical compounds that we are currently assessing.
CTP-543
Background on Alopecia Areata
Alopecia areata is a serious, chronic autoimmune disease affecting approximately 650,000 Americans at any given time that results in partial or complete loss of hair on the scalp and/or body. Alopecia areata occurs when the immune system attacks the hair follicles and is characterized as non-scarring hair loss. It presents in a number of patterns including:

•	Patchy: coin-sized or larger patch or patches of hair loss;

•	Totalis: no hair on the head; and

•	Universalis: no hair anywhere on the body.
Onset can occur at any age including childhood, and it affects both women and men equally. While the average age of onset is between 25-35 years, the disease does occur in children, and onset in the first two decades is associated with more severe disease. The emotional effect of alopecia areata can be considerable and may result in anxiety and depression or affect personal attributes such as self-esteem and confidence.  Alopecia areata may also be associated with other autoimmune conditions such as thyroid disease, vitiligo, allergic rhinitis, asthma, lupus, rheumatoid arthritis and ulcerative colitis. The most common form of treatment is corticosteroids including intralesional injections or topical application. However, they are typically not well tolerated and often provide limited efficacy. There are currently no treatments approved by the U.S. Food and Drug Administration, or FDA, for alopecia areata.
CTP-543 Opportunity
CTP-543 was discovered by applying our deuterium chemistry technology to modify ruxolitinib, a Janus kinase, or JAK, inhibitor, which is commercially available under the name Jakafi® in the United States for the treatment of certain blood disorders and for graft versus host disease.

In January 2018, we announced that the FDA had granted Fast Track designation to CTP-543 for the treatment of alopecia areata.
Clinical Development of CTP-543
In 2016, we completed single and multiple ascending dose Phase 1 trials with our investigational treatment CTP-543, which enrolled a total of 77 healthy volunteers. The pharmacokinetic measurements showed increased exposure with increasing doses of CTP-543. CTP-543 was well tolerated across all dose groups and there were no serious adverse events reported in subjects who received CTP-543. In the multiple ascending dose Phase 1 trial of CTP-543, pharmacodynamic analyses were performed to assess the inhibition of IL-6- and IFN-gamma-mediated JAK/STAT signaling. Consistent with the expected pharmacological activity of a JAK1/JAK2 inhibitor, CTP-543 demonstrated a dose-related reduction of IL-6-stimulated phosphorylation of STAT3 in an ex-vivo assay. Also, IFN-gamma-mediated STAT1 signaling, which is believed to play a key role in the pathogenesis of alopecia areata, was significantly inhibited in disease-relevant immune cell types at all doses evaluated.

We also conducted a Phase 1 crossover study evaluating the metabolite profiles of CTP-543 and ruxolitinib. In this study, except for the presence of deuterium, no new metabolites were observed with CTP-543.

A Phase 2 double-blind, randomized, sequential dose-ranging trial to evaluate three sequential doses of CTP-543 (4, 8 and 12 mg twice-daily) and a placebo control in 149 patients with moderate-to-severe alopecia areata was completed in the third quarter of 2019. The primary outcome measure utilized the severity of alopecia tool (SALT) after 24 weeks of dosing. In November 2018, we announced interim topline results from the 4 mg and 8 mg twice-daily cohorts, and in September 2019, we announced final topline results for all three dosing cohorts in the trial. A numerically but not statistically greater percentage of patients treated with the 4 mg twice-daily dose of CTP-543 met the primary efficacy endpoint. Patients treated with either 8 mg twice-daily or 12 mg twice-daily of CTP-543 met the primary efficacy endpoint with statistically significant differences (p <0.001) relative to placebo in the percentage of patients achieving a ≥ 50% relative change from baseline at 24 weeks. The 8 mg twice-daily and 12 mg twice-daily groups were also significantly different from placebo in the number of patients achieving ≥ 75% and ≥ 90% relative change in SALT from baseline at 24 weeks. At Week 24, patients treated with 8 mg twice-daily and 12 mg twice-daily compared to placebo also rated significantly greater improvement in their alopecia areata on the Patient Global Impression of Improvement Scale. Treatment with CTP-543 was generally well tolerated. The most common side effects were headache, nasopharyngitis, upper respiratory tract infection, cough, acne and nausea. One serious adverse event of facial cellulitis was reported as possibly related to treatment; however, after a brief interruption, treatment was continued and this patient completed the trial. No thromboembolic events were reported during the trial.

Responders: ≥ 50% Change in SALT Relative to Baseline
Patient SALT Improvement Thresholds
Relative Change in SALT from Baseline to Week 24

In March 2019, we initiated an open label trial to evaluate once-daily compared to twice-daily dosing of CTP-543 in patients with moderate-to-severe alopecia areata in the United States. In June 2019, we completed enrollment of 57 adult patients in the trial. Patients were randomized to receive CTP-543 either 8 mg twice-daily or 16 mg once-daily over a 24 week treatment period. The trial will measure the change in SALT score between Week 24 and baseline. The trial is expected to be completed in the fourth quarter of 2019.

In May 2019, we initiated a second open label trial to evaluate once-daily compared to twice-daily dosing of CTP-543 in patients with moderate-to-severe alopecia areata in the United States and Canada. In September 2019, we completed enrollment of 66 adult patients in the trial. Patients were randomized to receive CTP-543 either 12 mg twice-daily or 24 mg once-daily over a 24 week treatment period. The trial will measure the relative change in SALT score between Week 24 and baseline. The trial is expected to be completed in the first half of 2020.

All patients who complete 24 weeks of treatment in the 12 mg twice-daily cohort of the Phase 2 dose-ranging trial, the two ongoing open label studies and future studies, are eligible to enroll into an open label extension study of CTP-543. The open label extension study began enrolling patients in April 2019.
CTP-692
Background on Schizophrenia
Schizophrenia is a chronic and devastating neuropsychiatric disorder that is a leading cause of disability worldwide. The disease is believed to afflict nearly 1% of the world’s population, affecting both men and women equally, and striking all ethnic and socioeconomic groups with a similar level of prevalence. The illness is characterized by multiple symptoms that are categorized into three clusters known as positive symptoms (hallucinations and delusional behaviors), negative symptoms (anhedonia, social withdrawal and apathy), and cognitive dysfunction (diminished capacity for learning, memory and executive function). The theory underlying current antipsychotic therapies is that excessive dopaminergic neurotransmission and dysfunctional D2 receptor signaling plays a key pathophysiological role in the disease, and consequently all typical and atypical antipsychotics in clinical practice possess some level of D2 antagonist or partial agonist activity. Currently available antipsychotic drugs often exhibit efficacy for positive symptoms, but have been limited in their capacity to treat negative symptoms and cognitive deficits.

There is an extensive body of evidence supporting N-methyl-D-aspartate, or NMDA, receptor hypofunction as a key underlying mechanism of schizophrenia. The NMDA receptor comprises two binding domains and, in addition to requiring glutamate binding, activation with a co-agonist such as D-serine or glycine is necessary for NMDA receptor activation. D-serine is believed to be the most important human NMDA synaptic co-agonist. It has been postulated for some time that administration of NMDA co-agonists could benefit patients with schizophrenia since there is evidence that plasma and cerebral spinal fluid, or CSF, levels of endogenous D-serine are reduced in patients with schizophrenia. In addition, evidence of both impaired D-serine synthesis and increased D-serine metabolism have been reported in patients with schizophrenia relative to normal individuals.
CTP-692 Opportunity
CTP-692 is a selective deuterium-modified analog of the endogenous amino acid, D-serine. Based on published nonclinical and clinical effects of D-serine, we believe that CTP-692 has the potential to help restore NMDA receptor activity in key areas of the brain to improve clinical outcomes in patients with schizophrenia. Clinical studies have shown that levels of D-serine measured in the plasma and CSF of patients with schizophrenia are significantly lower than healthy controls. Academic studies have demonstrated that oral dosing of D-serine can result in dose-dependent improvement in positive, negative and cognitive symptoms in patients with schizophrenia when added to D2-modulating antipsychotics. However, nonclinical studies have demonstrated that D-serine can cause nephrotoxicity in rats. In addition, in some patients who received high doses of D-serine, clinical findings suggesting renal impairment were observed. As a result, the clinical development of D-serine has historically been limited.

In nonclinical studies in rats, when administered at doses where D-serine resulted in significantly increased blood levels of serum creatinine and blood urea nitrogen, indicating renal toxicity, CTP-692 did not cause changes in blood levels of those markers, suggesting that CTP-692 could have reduced toxicity and a larger therapeutic window. In these studies, administration of CTP-692 also resulted in greater exposure than similar doses of D-serine. It therefore may be better-suited for development as a human therapeutic agent. CTP-692 will initially be developed as an adjunctive therapy along with standard antipsychotic medicines in patients with schizophrenia.
Clinical Development of CTP-692
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

In the crossover study, a single dose of CTP-692 was found to result in greater plasma exposure than did the same amount of D-serine. In the single- and multiple-ascending dose trials, CTP-692 was evaluated across doses ranging from 0.5 to 4 grams compared to placebo in a total of 72 volunteers. CTP-692 demonstrated a favorable safety, tolerability and pharmacokinetic profile with no serious adverse events reported. Importantly, key blood and urine markers of kidney function did not indicate any signs of renal impairment.

In the fourth quarter of 2019, we expect to advance CTP-692 into a Phase 2 trial as an adjunctive treatment for schizophrenia.

Preclinical Pipeline

We are currently assessing a number of preclinical assets as potential development candidates.

COLLABORATION PRODUCT CANDIDATES
We have several collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. In each of these collaborations, the deuterium-modified compound was independently discovered by us. Our collaborators are responsible for any future clinical development activities, expenses and disclosures associated with the following programs.

•
AVP-786 is a combination of deudextromethorphan and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders that is being developed under a collaboration with Avanir Pharmaceuticals, Inc., or Avanir, a subsidiary of Otsuka Pharmaceuticals Co., Ltd., or Otsuka. In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. It enrolled 932 patients in two North American Phase 3 double-blind, placebo-controlled trials. The first North American Phase 3 trial completed in February 2019 and the second Phase 3 trial completed in September 2019. The second Phase 3 trial did not meet its primary or key secondary endpoints. In October 2017, Avanir initiated a global Phase 3 trial, which is expected to enroll approximately 400 patients to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. In February 2019, Avanir initiated a Phase 2/3 trial to evaluate the safety and efficacy of AVP-786 for the treatment of negative symptoms of schizophrenia in approximately 370 patients.

•
CTP-730 is a deuterated analog of apremilast that is being developed under a collaboration with Celgene. In January 2019, Celgene and Bristol-Myers Squibb Company, or BMS, announced that they entered into a definitive merger agreement pursuant to which BMS will acquire Celgene. In June 2019, BMS announced the planned divestiture of OTEZLA® (apremilast) in light of concerns raised by the U.S. Federal Trade Commission, or FTC. In August 2019, BMS announced that Celgene entered into an agreement with Amgen, Inc. to divest OTEZLA®, or the OTEZLA® Divestiture. The closing of the OTEZLA® Divestiture is contingent on BMS and Celgene entering into a consent decree with the FTC in connection with their pending merger, the closing of the pending merger between BMS and Celgene and the satisfaction of other customary closing conditions. The pending merger between BMS and Celgene is expected to close by the end of 2019, subject to the FTC's acceptance of a consent order and the satisfaction of customary closing conditions. Apremilast is a selective phosphodiesterase 4 (PDE4) inhibitor approved in various countries for the treatment of moderate-to-severe plaque psoriasis and psoriatic arthritis, and approved in the United States and Japan for the treatment of oral ulcers associated with Behçet’s Disease. We completed the Phase 1 clinical evaluation of CTP-730. Once-daily dosing of 50 mg of CTP-730 administered for seven days in the Phase 1 clinical trial demonstrated similar steady state exposure to historical data for 30 mg of apremilast twice-daily. Treatment with CTP-730 was generally well tolerated and no serious adverse events were observed. Celgene is responsible for any development of CTP-730 beyond the completed Phase 1 clinical trials. Celgene is assessing the path forward for CTP-730. However, CTP-730 has not advanced into new trials at this time.

•
Jazz Pharmaceuticals is evaluating several formulation and technology options as part of its once nightly oxybate program. Jazz Pharmaceuticals initially evaluated JZP-386, a deuterium containing high sodium analog of Xyrem, which demonstrated favorable deuterium-related effects. However, its current once-nightly development efforts are focused on lower sodium compounds. The collaboration with Jazz Pharmaceuticals provides for the evaluation of deuterium as an option for a once nightly sodium oxybate product (D-SXB).

ASSET PURCHASE AGREEMENT WITH VERTEX PHARMACEUTICALS FOR CTP-656
In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656, and other assets related to the treatment of cystic fibrosis (CF), to Vertex. CTP-656, now known as VX-561, is an investigational cystic fibrosis transmembrane conductance regulator (CFTR) potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of cystic fibrosis. We received $160 million in cash upon closing, and if VX-561 is approved as part of a combination regimen to treat cystic fibrosis, we are eligible to receive up to $90 million in additional milestones based on regulatory approval in the United States and agreement for reimbursement in the first of the U.K., Germany or France.

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

The PTAB instituted an inter partes review, or IPR, brought against our U.S. Patent No. 9,249,149, or the '149 patent, by Incyte Corporation.  The '149 patent claims deuterated analogs of ruxolitinib including CTP-543.  In April 2019, the PTAB issued a final written decision in connection with the IPR that found that the claims of the '149 patent are not patentable. The '149 patent remains valid and enforceable until appeals have been exhausted. In June 2019, we filed a Notice of Appeal with the Federal Circuit.

The PTAB decision does not prohibit us from developing CTP-543 for alopecia areata and we remain committed to the development of the program. We are working to obtain additional patents to protect CTP-543 and extend its commercial opportunity.

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform, and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $174.2 million since inception through September 30, 2019 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements.

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

Revenue
We have not generated any revenue from the sales of approved products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement and an asset sale. On January 1, 2018, we adopted ASC 606 using the modified retrospective approach. For detailed information regarding the adoption of ASC 606, the impact on our consolidated financial statements and its collaboration arrangements, see Note 2 and Note 12 to the consolidated financial statements appearing in our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

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

In the future, we will seek to generate revenue from a combination of product sales and milestone payments and royalties on product sales in connection with our current collaborations, our asset sale with Vertex or other collaborations we may enter into.
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

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis. These external costs include fees paid to investigators, consultants, central laboratories and contract research organizations in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. Our internal research and development costs are primarily personnel-related costs, depreciation and other indirect costs. We do not track our internal research and development expenses on a program-by-program basis, as they are deployed across multiple projects under development.

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and completion costs of the current or future clinical trials of any of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the cost and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials or other research and development activities beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due to the increased size and duration of later-stage clinical trials and the manufacturing that is typically required for those later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress, but we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.
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
Income Taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of September 30, 2019, we forecast an ordinary pre-tax loss for the year ended December 31, 2019 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three and nine months ended September 30, 2019.

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. On January 1, 2019, we adopted ASU 2016-02 and all related amendments. For discussion regarding the impact of this accounting pronouncement, refer to Note 11 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

With the exception of the adoption of ASU 2016-02, there were no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 28, 2019.

Pending and Recently Adopted Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Discussion of the three and nine months ended September 30, 2019
The following table summarizes our results of operations for the three and nine months ended September 30, 2019.

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2019	2019
Revenue:
License and research and development revenue	$10	$1,064
Operating expenses:
Research and development	13,511	43,797
General and administrative	4,742	15,329
Total operating expenses	18,253	59,126
Loss from operations	(18,243)	(58,062)
Investment income	724	2,474
Unrealized gain (loss) on equity securities	334	(2,091)
Net Loss	$(17,185)	$(57,679)

License and Research and Development Revenue

Total revenue was $10 thousand and $1.1 million for the three and nine months ended September 30, 2019, respectively. The revenue recognized in the 2019 periods was primarily a result of the Cipla Agreement executed in the first quarter of 2019. We recognized $1.0 million in revenue associated with this arrangement for the nine months ended September 30, 2019, and no revenue for the three months ended September 30, 2019. For additional details related to the licensing arrangement with Cipla, see Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

On January 1, 2018, we adopted ASC 606 using the modified retrospective approach. For detailed information regarding the adoption of ASC 606, the impact on our consolidated financial statements and our collaboration arrangements, see Note 2 and Note 12 to the consolidated financial statements appearing in our Annual Report on Form 10-K filed with the SEC on February 28, 2019.

Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three and nine months ended September 30, 2019, with our internal research expenses separately classified by category.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2019	2019
CTP-543 external costs	$4,246	$13,197
CTP-692 external costs	2,469	9,258
External costs for other programs	674	2,661
Employee and contractor-related expenses	4,766	14,527
Facility and other expenses	1,356	4,154
Total research and development expenses	$13,511	$43,797
Research and development expenses were $13.5 million and $43.8 million for the three and nine months ended September 30, 2019, respectively. CTP-543 expenses primarily relate to clinical development including multiple Phase 2 clinical trials. CTP-692 expenses were attributable to the Phase 1 clinical trials completed in 2019 as well as manufacturing costs to support the continued advancement of the CTP-692 program. Employee-related expenses consisted primarily of cash and non-cash stock-based compensation expenses for the three and nine months ended September 30, 2019. Facility-related expenses consisted primarily of rent and maintenance of our premises. External costs for other programs consisted of a $0.5 million payment to the non-profit organization Fast Forward in the first quarter of 2019 related to an existing CTP-354 agreement, which was triggered by the upfront payment from the Cipla Agreement, and costs incurred to develop our research pipeline.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2019.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2019	2019
Employee salaries and benefits	$2,431	$8,178
External professional service and legal expenses	1,273	4,081
Facility, technology and other expenses	964	2,840
Depreciation and amortization	74	230
Total general and administrative expenses	$4,742	$15,329
Investment income

Investment income was $0.7 million and $2.5 million for the three and nine months ended September 30, 2019, respectively, and consists of interest income earned on cash equivalents and investments.
Unrealized gain (loss) on equity securities
We recorded an unrealized gain on marketable equity securities of $0.3 million during the three months ended September 30, 2019 and an unrealized loss on marketable equity securities of $2.1 million during the nine months ended September 30, 2019. The unrealized gains and losses on marketable equity securities consist of changes in the fair value of common shares of Processa held by us, discussed further in Note 8 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Provision for Income Taxes

There was no income tax expense for the three and nine months ended September 30, 2019.

Discussion of the three and nine months ended September 30, 2018
The following table summarizes our results of operations for the three and nine months ended September 30, 2018.

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2018	2018
Revenue:
License and research and development revenue	$11	$10,492
Operating expenses:
Research and development	11,031	28,549
General and administrative	6,320	17,464
Total operating expenses	17,351	46,013
Loss from operations	(17,340)	(35,521)
Investment income	703	2,003
Unrealized loss on equity securities	(732)	(1,359)
Loss before tax provision	(17,369)	(34,877)
Provision for income taxes	18	298
Net Loss	$(17,387)	$(35,175)

License and Research and Development Revenue

Total revenue was $11 thousand and $10.5 million for the three and nine months ended September 30, 2018, respectively. The revenue recognized in the 2018 periods was primarily attributable to the licensing arrangement executed with Processa, discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the three and nine months ended September 30, 2018, with our internal research expenses separately classified by category.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2018	2018
CTP-543 external costs	$1,872	$6,059
CTP-692 external costs	2,314	3,264
External costs for other programs	784	1,933
Employee and contractor-related expenses	4,554	13,198
Facility and other expenses	1,507	4,095
Total research and development expenses	$11,031	$28,549
Research and development expenses were $11.0 million and $28.5 million for the three and nine months ended September 30, 2018, respectively. CTP-543 expenses primarily related to Phase 2 clinical trial costs. CTP-692 expenses were attributable to preclinical studies and the manufacture of clinical drug product to support the advancement of the program into Phase 1 clinical trials. Employee-related expenses consisted primarily of cash and non-cash stock-based compensation expenses for the three and nine months ended September 30, 2018. Facility-related expenses consisted primarily of rent and maintenance of our premises. External costs for other programs consisted of costs incurred to develop our research pipeline.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2018.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2018	2018
Employee salaries and benefits	$2,970	$9,516
External professional service and legal expenses	2,070	4,555
Facility, technology and other expenses	1,156	3,231
Depreciation and amortization	124	162
Total general and administrative expenses	$6,320	$17,464
Investment income

Investment income was $0.7 million and $2.0 million for the three and nine months ended September 30, 2018, respectively, and consists of interest income earned on cash equivalents and investments.
Unrealized loss on equity securities
Unrealized loss on marketable equity securities was $0.7 million and $1.4 million for the three and nine month ended September 30, 2018, respectively, and consists of changes in the fair value of common shares of Processa held by us, discussed further in Note 8 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Provision for Income Taxes

Income tax expense for the three and nine months ended September 30, 2018 was $18 thousand and $0.3 million, respectively. We recorded a provision for income taxes of $0.3 million for interest owed to Federal and State tax authorities due to the deferral of $16 million in income from Vertex for cash held in escrow in 2018, as discussed further in Note 8 in the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of September 30, 2019, we had an accumulated deficit of $174.2 million. We generated net income for fiscal year 2015 due to a one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, under a change of control provision described in the patent assignment agreement and again for fiscal year 2017 from the closing of our sale of CTP-656 to Vertex, but we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations, patent assignments and an asset sale. In February 2014, we completed our initial public offering whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million.
In June 2015, we received proceeds of $50.2 million in connection with the change in control payment from Auspex, relating to Teva Pharmaceutical Industries Ltd.’s acquisition of Auspex.
In July 2017, the asset purchase contemplated by the Vertex Agreement was completed, and Vertex paid us $160 million in cash consideration.
As of September 30, 2019, we had cash and cash equivalents and investments of $121.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(33,685)	$(32,415)
Investing activities	47,860	44,619
Financing activities	1,439	(272)
Net increase in cash and cash equivalents and restricted cash	$15,614	$11,932
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the nine months ended September 30, 2019, we received a $16 million payment from Vertex for an indemnification payment previously held in escrow, discussed further in Note 8 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
During the nine months ended September 30, 2019, our operating activities used cash of $33.7 million as compared to cash used by operating activities of $32.4 million during the prior year period. Cash used in operating activities during both 2019 and 2018 was primarily driven by our development activities associated with CTP-543 and CTP-692, our wholly owned development programs.
Investing activities. Net cash provided by investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. Net cash provided by maturities of investments for the nine months ended September 30, 2019 and 2018 was $141.7 million and $93.1 million, respectively. Net cash used in purchases of investments for the nine months ended September 30, 2019 and 2018 was $93.3 million and $46.1 million, respectively.  Purchases of fixed assets for the nine months ended September 30, 2019 and 2018 was $0.5 million and $2.4 million, respectively. The decrease in the purchases of fixed assets during the 2019 period is primarily due to new office and laboratory equipment purchased in the

2018 period to support our new office and laboratory space, discussed further in Note 11 of the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Financing activities. During the nine months ended September 30, 2019 and 2018, our financing activities provided cash of $1.4 million and used cash of $0.3 million, respectively. The cash provided by financing activities during the nine months ended September 30, 2019 was primarily attributable to the proceeds from exercises of warrants and stock options during the period. For the nine months ended September 30, 2019, net proceeds from the ATM Agreement were $0.4 million, with $49.6 million in aggregate offering price remaining available for issuance. The cash used in financing activities during the nine months ended September 30, 2018 was primarily attributable to withholding taxes paid in lieu of shares surrendered upon the vesting of restricted stock units.

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

Based on our current expectations, including with respect to our development plans, we believe our existing cash and cash equivalents and investments as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements through 2020. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual obligations
As of September 30, 2019, our contractual obligations remain consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates.  Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of September 30, 2019 and December 31, 2018, we had $121.5 million and $153.3 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of September 30, 2019 would not have a material effect on the fair market value of our cash equivalents and short term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2019.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the SEC, press releases, communications with investors and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never sustain profitability.
As of September 30, 2019, we had an accumulated deficit of $174.2 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations or other agreements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we are, or one of our collaborators is, able to successfully commercialize one or more of our product candidates. Doing so will require success in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We, and our collaborators, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never generate revenues that are large enough for us to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations. A decline in the value of our Company could cause our stockholders to lose all or part of their investments in us.
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
We believe our existing cash and cash equivalents and investments as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements through 2020. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources. We do not have any committed external source of funds, other than potential milestone payments under the Vertex Agreement, as well as potential milestone payments and royalties under our existing license agreements, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad or definable population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, fraudulent conduct by clinical investigators, failure to comply with protocols, applicable regulatory requirements or other determinations made by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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
We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•	in the case of CTP-543, our ability to treat moderate-to-severe alopecia areata with acceptable safety and efficacy;

•	in the case of CTP-692, our ability to treat schizophrenia, in patients concurrently receiving antipsychotic medication, with acceptable safety and efficacy;

•	successful and timely completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any, for our programs;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of our active pharmaceutical ingredients and drug products with sufficient quality, quantity and reproducibility to support clinical trials and potential future commercialization;

•	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection, regulatory exclusivity and freedom to operate, both in the United States and internationally;

•	amount of commercial sales, if and when approved;

•	a continued acceptable safety profile of our programs following any marketing approval; and

•	agreement by third-party payors to reimburse patients for the costs of treatment with our products, and the terms of such reimbursement.

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

For instance, AVP-786 is being developed under a collaboration with Avanir. In November 2015, Avanir announced the initiation of the Phase 3 clinical program to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. The first North American Phase 3 trial completed in February 2019 and the second Phase 3 trial completed in September 2019. The second Phase 3 trial did not meet its primary or key secondary endpoints. Avanir is also conducting a global Phase 3 trial to evaluate the safety and efficacy of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type and a Phase 2/3 trial to evaluate the safety and efficacy of AVP-786 for the treatment of negative symptoms of schizophrenia. However, based on the negative results of the second Phase 3 trial of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type, there is no guarantee that Avanir will continue the trials that are currently ongoing or start any new trials of AVP-786.

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

•
our third-party contractors, or those of our collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of our collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or our collaborators in a timely manner or at all;

•
criminal or unauthorized misuse of computer systems may result in disruption to our, or our partners' or vendors', clinical trials, nonclinical activities or manufacturing, or may compromise data from our, or our partners' or vendors', clinical or nonclinical studies;

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

•
the FDA or comparable foreign regulatory authorities may disagree with our, or our collaborators’, clinical trial design or our or their interpretation of data from nonclinical studies and clinical trials;

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

•	we, or our manufacturing vendors, may not produce, or may not consistently produce material, that meets necessary specifications for commercialization;

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

We, or our collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the European Medicines Agency. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the availability or interest of clinical sites to enroll patients into our trials;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial, including any requirement to halt current therapy in connection with the trial;

•	the potential need to discontinue investigational treatment at the completion of the study;

•	the availability of other effective treatments for the indication we are assessing;

•	access to relevant clinical trial sites;

•	efforts to facilitate timely enrollment;

•	competing clinical trials;

•	support by relevant industry or patient organizations with influence over clinical trial sites; and

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

Although CTP-543 has been granted Fast Track designation by the FDA for the treatment of alopecia areata, Fast Track designation does not necessarily lead to a faster development pathway or regulatory review process, and does not increase the likelihood of regulatory approval. The FDA may later withdraw the designation if it believes the designation is no longer supported by the data from our clinical development program.

Serious adverse events, undesirable side effects or other unexpected properties of our product candidates, including those that we have licensed to collaborators, may be identified during development that could delay or prevent the product candidate’s marketing approval.

All of our product candidates are in nonclinical and clinical development stages and their risk of failure is high. Serious adverse events or undesirable side effects caused by our product candidates, or competitor products with similar mechanisms of action, could cause us, one of our collaborators, an institutional review board, data monitoring committee or regulatory authorities to interrupt, amend, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. A dose of a deuterated compound could, in comparison to an equal dose of the corresponding non-deuterated compound, result in altered exposure levels, distribution and half-life in the body and alter the levels of particular metabolites that are present in the body. These changes may cause serious adverse events or undesirable side effects that we, or our collaborators, did not anticipate, whether based on the characteristics of the corresponding non-deuterated compound or otherwise. If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we, or our collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. In addition, unexpected adverse clinical effects of a deuterated product candidate, including either those identified by us or deuterated analogs of approved drugs being developed by any third-parties, may create general concerns regarding deuteration technology that could delay the development of our product candidates.

The increasing use of social media platforms presents risks and challenges.

The increasing use of social media platforms presents risks and challenges. Social media increasingly is being used by third-parties to communicate about our product candidates and the diseases they are designed to treat. We believe that members of the alopecia areata community may be more active on social media as compared to other patient populations due to the demographics of this patient population. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients in clinical trials may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product candidate, which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.

High placebo rates are common in neuropsychiatric clinical trials.

Placebo responses are common in clinical trials of many neuropsychiatric agents, and the rate of such responses has generally been increasing for decades in the United States and Europe. High placebo response rates can cause even effective agents to fail to achieve statistical significance on key endpoints, resulting in failed clinical trials. Even if our compounds demonstrate efficacy in Phase 2 studies, higher than expected placebo response rates may result in their failure in pivotal studies and our inability to obtain regulatory approval.

Even if one of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for the product candidate may be smaller than we estimate.

Even if one of our product candidates, including those licensed to our collaborators, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, formulary decision-makers and others in the medical or patient communities. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. If any of our product candidates receive negative publicity, patients may choose not to request them even if approved, or may not comply with taking them as prescribed.

Efforts to educate the medical community, formulary decision-makers and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, including those licensed to our collaborators, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;

•	limitations or warnings, including distribution or use restrictions or burdensome prescription requirements contained in the product’s approved labeling;

•	our ability, or the ability of our collaborators, to offer the product for sale at commercially acceptable prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	the strength of sales, marketing and distribution support;

•	the approval of other new products for the same indications;

•	the extent and success of counter-detailing efforts by our competitors;

•	the pricing, extent of discounts or bundled products offered by our competitors;

•	the organization stability of our collaborators, if any;

•	changes in the standard of care for the targeted indications for the product;

•	the timing of market introduction of our approved products as well as competitive products; and

•	the availability and amount of reimbursement from government payors, managed care plans and other third-party payors.

The potential market opportunities for our product candidates are difficult to precisely estimate. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities.
If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less pure, homogeneous or stable than believed, less effective than previously believed, or causes undesirable side effects that were not previously identified or at a higher rate than was projected during clinical development, our ability to market the drug, or that of our collaborators, could be compromised.

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

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	we, or our collaborators, may be required to operate under a Risk Evaluation and Mitigation Strategy, or REMS;

•	we, or our collaborators, could be sued and held liable for harm caused to patients; and

•	the drug may become less competitive.
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

We do not have a sales, marketing or distribution infrastructure and as a company have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We expect to use a combination of third-party collaboration, licensing and distribution arrangements and a focused in-house commercialization capability to sell any products that receive marketing approval.

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

We currently expect to collaborate with third-parties for commercialization in the United States of any products that require a large sales, marketing and product distribution infrastructure. We also expect to commercialize our product candidates outside the United States through collaboration, licensing and distribution arrangements with third parties, if at all. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively, or may actively sell a competing product at the expense of selling ours.

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

We are developing CTP-543 as an oral agent for the treatment of moderate-to-severe alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. A number of companies are pursuing development of oral JAK inhibitors with a range of subtype selectivities for the treatment of alopecia areata, including Eli Lilly and Company and Pfizer Inc.

We are developing CTP-692 as an adjunctive treatment of schizophrenia. There are a number of companies pursuing development for adjunctive treatment of schizophrenia, exploring cognitive or negative symptoms of the disease, including SyneuRx International [Taiwan] Corp.

Avanir is developing AVP-786 for the treatment of agitation associated with Alzheimer's disease, negative symptoms of schizophrenia and other neurologic or psychiatric disorders. There are competing marketed drugs and product candidates in clinical development for each indication. For instance, Axsome Therapeutics, Inc. and Otsuka, and their partner H. Lundbeck A/S, are developing treatments for agitation in patients with Alzheimer's disease.

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

Once a new drug application, or NDA, is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

We anticipate that some of the products that we, or our collaborators, may develop will be deuterated analogs of approved drugs that are or will then be available on a generic basis. In addition, if we develop a product that is a deuterated analog of a non-generic approved drug, the FDA or comparable foreign regulatory authorities may also approve generic versions of the corresponding non-deuterated drug. If approved, we expect that our deuterated products will compete against these generic non-deuterated compounds if they are used in the same indications. Even if the approved indications are different for the deuterated and non-deuterated drugs, the generic non-deuterated drug may be used off-label, negatively affecting sales of our product. Efforts to educate the medical community and third-party payors on the benefits of any product that we develop as compared to the corresponding non-deuterated compound, or generic versions of it, may require significant resources and may not be successful. If physicians, rightly or wrongly, do not believe that a product that we, or our collaborators, develop offers substantial advantages over the corresponding non-deuterated compound, or generic versions of the corresponding non-deuterated compound, or that the advantages offered by our product as compared to the corresponding non-deuterated compound, or its generic versions, are not sufficient to merit the increased price over the corresponding non-deuterated compound, or its generic versions, that we, or our collaborators, would seek, physicians might not prescribe that product. In addition, third-party payors may refuse to provide reimbursement for a product that we, or our collaborators, develop when the corresponding non-deuterated compound, or generic versions of the corresponding non-deuterated compound, offer a cheaper alternative therapy in the same indication, or may otherwise encourage use of the corresponding non-deuterated compound, or generic versions of the corresponding non-deuterated compound, over our product, even if our product possesses favorable pharmaceutical properties or is labeled for a different indication.

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
Even if we, or our collaborators, are able to commercialize any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives that could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or our collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If reimbursement is not available, or is available only to limited levels, we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our, or their, investments.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or our collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability, or the ability of our collaborators, to recoup our, or their, investment in one or more product candidates, even if our product candidates obtain marketing approval.

Third-party payor coverage of newly approved drugs may be more limited than the indications for which the drugs are approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies, requiring burdensome comparison studies with currently approved drugs and challenging the prices charged. We, and our collaborators, cannot be sure that coverage will be available for any product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any product candidates for which we, or our collaborators, obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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

We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we, or our collaborators, commercially sell any product that we may, or they may, develop. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

We have entered into collaborations for the development and commercialization of certain of our product candidates and expect to enter into additional collaborations in the future. We have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates, and our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.
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

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs.

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

Certain of our manufacturing processes for our product candidates incorporate deuterium by using deuterated chemical intermediates or reagents that are derived from deuterium oxide. For the deuterated chemical intermediates and reagents, we are not subject to the license requirements applicable to deuterium oxide; however, the manufacturer of the deuterated chemical intermediate or reagent may themselves be required to obtain deuterium oxide under applicable licensing requirements. Most of the manufacturers of these deuterated chemical intermediates and reagents are not located in countries that produce bulk quantities of deuterium oxide. Therefore, our ability to source these deuterated chemical intermediates will depend on the ability of these manufacturers to obtain deuterium oxide from other countries. Certain countries may also limit or prohibit the export of deuterium-containing products or intermediates. In the future we may arrange for supplies of deuterated chemical intermediates or reagents from manufacturers located in countries from which they can source deuterium oxide in bulk. However, contract manufacturers in these countries may not represent a viable alternative to our current suppliers. We do not have long-term agreements with our suppliers of deuterated chemical intermediates or reagents and we obtain some of these deuterated chemical intermediates or reagents from single sources, putting us at risk of uncontrolled cost increases or supply interruptions if we cannot establish alternative sourcing arrangements. Deuterated chemical intermediates may be expensive or difficult to obtain or may be produced by specialized techniques that are not widely practiced, and we may not be able to enter into arrangements for larger scale supply of deuterated chemical intermediates on acceptable terms, or at all.

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

We currently rely, and expect to continue to rely, on third-party contractors to manufacture nonclinical and clinical supplies of our product candidates and to package, label and ship these supplies. We expect to rely on third-party contractors to manufacture, formulate, package, label and distribute commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on such third-party contractors entails risks, including:

•
manufacturing delays, including if our third-party contractors give greater priority to the supply of other products over our product candidates or if they otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•	potentially incorrect data analysis, resulting in falsely-positive, falsely-negative or misleading or uninterpretable results;

•	potential industrial accidents such as fires or explosions that compromise our product candidates or the ability of the contractors to timely deliver them;

•	the possible termination or nonrenewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	potentially limited numbers of available contractors due to the need for uncommon equipment or expertise, or pre-existing conflicts of interest;

•	the possible breach by the third-party contractors of our agreements with them;

•	possible theft of intellectual property or trade secrets;

•	possible theft of our materials, including starting materials, intermediates, active pharmaceutical ingredients or drug products;

•	the failure of third-party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	possible contamination, or nonconformance with product or packaging specifications, of our product during or after its manufacture;

•	possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities or supply chain disruptions;

•
the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

If any of our product candidates are approved by any regulatory agency, we plan to enter into agreements with third-party contract manufacturers for the commercial production and distribution of those products. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner, especially if the manufacturer believes it is uniquely suited to use our deuterium chemistry manufacturing processes or otherwise has unusual market power, or that our deuterium chemistry manufacturing processes bear greater production risks than manufacture of non-deuterated compounds. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under current good manufacturing practices, or cGMPs, that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization efforts.

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be approved by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not directly control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers fail to consistently manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, or if they unacceptably deviate from standard operating procedures in the production of our product candidates, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate.

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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary product candidates. If we do not adequately protect our intellectual property, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel product candidates that are important to our business. The patent application and approval process is expensive, uncertain and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Neither deuterium itself, nor the general concept of selective substitution of deuterium for hydrogen in existing pharmaceutical compounds, is patentable; therefore, we usually seek patents on a compound-by-compound basis or on a relatively narrow genus of compounds. We are not guaranteed that patents will issue protecting any particular deuterated compound for which we seek patent protection. We also cannot guarantee that another company will not be able to find a different pattern of deuterium substitution that is equally or more effective in improving the characteristics of a non-deuterated compound, then patenting that deuterated compound and competing with us.
Our ability to obtain and maintain patent protection for our product candidates may be limited if disclosures of non-deuterated compounds are held to anticipate or make obvious claims of deuterated analogs of the same or similar compounds in any given territory. In addition, several large pharmaceutical and biotechnology companies have begun to pursue patent protection for deuterated analogs of their products and product candidates, and may in the future obtain patent protection that covers deuterated analogs of those product candidates. If patents directed primarily to non-deuterated compounds are deemed to protect deuterated analogs of those compounds or patent claims on deuterated analogs of compounds become common in the biotechnology and pharmaceutical industries, these factors may substantially limit our ability to seek and obtain patent protection for new product candidates based on deuterium modification of compounds. It may also limit our ability to develop new product candidates based on deuterium modification of such compounds without obtaining a license from those patent holders. In certain cases, a company that owns the patent on a non-deuterated compound may be able to file a continuation or divisional patent on deuterated analogs of their compounds that successfully claims priority to the original filing date of the non-deuterated composition, causing their patent to have priority over ours, even if filed later than ours was.
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
Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.
We may also become involved in opposition, derivation, reexamination, PGR, IPR or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2017, Incyte Corporation filed an IPR petition with the PTAB, of the U.S. Patent and Trademark Office, or PTO, challenging the validity of the '149 patent, which claims deuterium-modified versions of ruxolitinib, including CTP-543. In October 2017, the PTAB declined to institute the IPR and in November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. In April 2019, the PTAB issued a final written decision in connection with the IPR that found that the claims of the '149 patent are not patentable. In June 2019, we filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit, or Federal Circuit. Adverse determinations in any such submission, proceeding or litigation such as this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent or in the same manner as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad, including challenges through the PTO post grant review procedures. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.
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
Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Our CTP-543 compound is based, and potential future product candidates may be based, on products that are covered by issued patents or patent applications, the holders of which may attempt to assert claims against us. To date, we are not aware of any judicial decision holding that a patent that covers a non-deuterated compound should be construed to also cover deuterated analogs thereof, absent specific claims with respect to the deuterated analogs. However, any such judicial decision, or legal proceedings asserting such claims, could increase the likelihood of potential infringement claims being asserted against us. If any third-party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.
For example, CTP-543 is a deuterium-modified version of ruxolitinib. Ruxolitinib is marketed in the United States by Incyte Corporation under the name Jakafi. Incyte has patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also has a US patent that broadly claims deuterated analogs of ruxolitinib. On June 27, 2017, we filed a PGR with the PTAB seeking to invalidate all claims of Incyte's U.S. patent, which includes claims relating to deuterated ruxolitinib analogs. In January 2018, the PTAB did not grant our petition to challenge the validity of Incyte's patent. In May 2018, our request for reconsideration was denied. In October 2017, the PTAB denied a petition by Incyte to institute an IPR of the '149 patent. The '149 patent claims deuterated analogs of ruxolitinib including CTP-543. In November 2017, Incyte filed a request for rehearing of the PTAB's decision. In April 2018, the PTAB granted the request and instituted the IPR. In April 2019, the PTAB issued a final written decision in connection with the IPR that found that the claims of the '149 patent are not patentable. In June 2019, we filed a Notice of Appeal with the Federal Circuit.
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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates, including interference proceedings before the PTO. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the relevant patent claims or that these patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity under most circumstances requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. We may also assert that a patent claim for a corresponding non-deuterated compound does not cover our product. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, which regulations differ from country to country. Failure to obtain marketing approval for a product candidate in a given territory will prevent us, and our collaborators, from commercializing the product candidate in that territory. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We, and our collaborators, have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have limited experience in filing and supporting the applications necessary to gain marketing approvals.
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
Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability, or that of our collaborators, to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.
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
Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and our collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we, and our collaborators, will not be able to promote any products we develop for indications or uses for which they are not approved.
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
Any of our product candidates for which we, or our collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such product, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS.
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
In addition, later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the indication, patient population or other parameters for which the drug is approved;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	reputational damage;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and our collaborators to more stringent product labeling and post-marketing testing and other requirements.
Our future relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations in the United States include the following:

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
The trading price of our comment stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success or failure of existing or new competitive products or technologies;

•	the timing, advancement of and results of nonclinical studies and clinical trials of any of our product candidates;

•	commencement or termination of collaborations for our development programs;

•	failure, delays, changes to or discontinuation of any of our development programs;

•	regulatory or legal developments in the United States and other countries;

•	regulatory actions relating to our product candidates;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	disclosures by our collaborators relating to our product candidates or competitive programs;

•	merger or acquisition activity of our collaborators;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	receipt or expectation of receipt of revenues such as milestones, royalties, grants and license fees;

•	sales of our common stock by us, our insiders or other stockholders;

•	programmed trading based on technical stock chart or other inputs;

•	portfolio restructuring by large stockholders or decisions by stockholders to rapidly acquire or sell our shares;

•	addition or removal of our stock from stock indices;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts that cover our stock;

•	actions by short-sellers or supporters of our stock, including social media postings or reports;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	legalization or the anticipation of possible legalization of drug reimportation from other countries;

•	actual or anticipated changes in FDA practices;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and will only remain an emerging growth company through the end of 2019. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Even after we no longer qualify as an emerging growth company, we may still continue to qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
As a public company, we are incurring and expect to incur additional significant legal, accounting and other expenses that we did not incur as a private company. We expect that these expenses will further increase as we are no longer an “emerging growth company." The Sarbanes-Oxley Act of 2002, or SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional personnel to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Pursuant to SOX Section 404 we are required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to report on this evaluation in our Annual Report on Form 10-K for the year. However, as an emerging growth company, we have previously not been required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that when we are required to deliver the attestation report we will not be able to conclude that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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
In addition, as of November 4, 2019, there were 4,608,354 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of November 4, 2019, there were 61,273 shares subject to an outstanding warrant to purchase common stock. These shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.
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
As of September 30, 2019, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially owned shares representing approximately 51.7% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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
Provisions in our corporate charter and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

•	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or by-laws.

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

Item 6.	Exhibits.

Exhibit number	Description
31.1*	Principal Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Principal Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Principal Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date:	November 7, 2019	By:	/s/ Marc A. Becker

Marc A. Becker Chief Financial Officer (Principal Financial Officer)