Form 10-K
period 2019-12-31
CONCERT PHARMACEUTICALS, INC.
filed 2020-02-27
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was approximately $172,718,000 based on the closing price of the registrant’s common stock on the Nasdaq Global Market on that date.
The number of shares outstanding of the registrant’s common stock as of February 21, 2020: 29,636,994

CONCERT PHARMACEUTICALS, INC.

REFERENCES TO CONCERT
Throughout this Annual Report on Form 10-K, “Concert,” “the Company,” “we,” “us” and “our,” except where the context requires otherwise, refer to Concert Pharmaceuticals, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Concert Pharmaceuticals, Inc.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward‑looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward‑looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words.
The forward‑looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	ongoing and planned clinical trials for our product candidates, whether conducted by us or by our collaborators, including the timing of initiation of these trials and of the anticipated results;

•	our plans to identify, develop and commercialize novel small molecule drugs based on our knowledge of deuterium chemistry;

•	our plans to enter into collaborations for the development and commercialization of product candidates;

•	our expected benefits from our current and any future collaboration, development or license arrangements;

•	our ability to receive research and development funding and achieve anticipated milestones under our collaborations;

•
our expectations regarding any future milestone payments we may receive as part of our asset purchase agreement with Vertex Pharmaceuticals, Inc. with respect to VX-561 and payments from our other collaboration and license arrangements;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	the outcome of our inter partes review proceeding regarding U.S. Patent No. 9,249,149 covering CTP-543;

•	our freedom to operate with respect to third-party patents;

•	our expectations regarding our DCE Platform® and the potential advantages of our product candidates;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A. Risk Factors, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments that we may make.
You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Part I

Item 1.	Business
OVERVIEW

We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with previously studied compounds, including approved drugs, which we believe may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage its known activity to expand into new indications and may enable compounds not otherwise well-suited for human drug development to be clinically developed. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas. Our proprietary pipeline includes clinical stage candidates targeting autoimmune and central nervous system, or CNS, disorders and a number of preclinical compounds that we are currently assessing.

OUR STRATEGY

Our strategy is to apply our deuterium technology to previously studied molecules, including approved drugs, in which deuterium substitution has the potential to enhance clinical safety, tolerability or efficacy. We select pipeline candidates based on the medical needs of patients, commercial opportunity, regulatory considerations and competitive landscape. We use deuterium technology to develop deuterated product candidates that we believe are promising in view of the known biology of previously studied compounds, including approved drugs, in which deuterium substitution has the potential to enhance clinical safety, tolerability or efficacy. Our strategy includes potential commercialization of product candidates on our own, or with strategic partners.

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

Because deuterium forms more stable bonds with carbon, deuterium substitution can in some cases alter drug metabolism, including through improved metabolic stability, reduced formation of toxins, increased formation of desired active metabolites or a combination of these effects. At the same time, these improvements in drug metabolism are possible without materially altering the intrinsic biological activity of a compound. Deuterated compounds with enhanced metabolic properties can generally be expected to retain biochemical potency and selectivity similar to their hydrogen analogs. The effects, if any, of deuterium substitution on metabolic properties are highly dependent on the specific molecular positions at which deuterium is substituted for hydrogen. In addition, the metabolic effects of deuterium substitution, if any, are unpredictable, even in compounds that have similar chemical structures.
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

•
Avoidance of undesirable metabolism. By avoiding first pass metabolism, we may be able to improve oral bioavailability, which could potentially lead to better efficacy at a lower dose of drug. First pass metabolism is metabolism that occurs before the drug reaches the circulatory system.

•
Improved biodistribution. Changes in the rate of drug metabolism in a specific organ can alter drug exposure in the organ, relative to plasma concentrations. If a deuterated drug achieves higher organ levels relative to plasma levels than its non-deuterated analog, therapeutically-relevant drug concentrations in that organ may be achieved by administering a smaller amount of the deuterated drug.

OUR PRODUCT CANDIDATES
Our pipeline is focused on leveraging our deuterium expertise and proprietary product platform to develop novel medications designed to enhance patient outcomes in diverse therapeutic areas including autoimmune and CNS disorders. The discussion below highlights our most advanced development programs, including those being developed by our collaborators.

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
Onset can occur at any age including childhood, and it affects both women and men equally. The average age of onset is between 25-35 years. The emotional effect of alopecia areata can be considerable and may result in anxiety and depression or affect personal attributes such as self-esteem and confidence. Alopecia areata may also be associated with other autoimmune conditions such as allergic rhinitis, asthma, atopic dermatitis, lupus, rheumatoid arthritis, thyroid disease, ulcerative colitis and vitiligo. The most common form of treatment is corticosteroids including intralesional injections or topical application.

However, they are typically not well tolerated and often provide limited efficacy. There are currently no treatments approved by the U.S. Food and Drug Administration, or FDA, for alopecia areata.

CTP-543 Opportunity

CTP-543 is an oral selective inhibitor of Janus kinases JAK1 and JAK2 that we are developing for the treatment of moderate-to-severe alopecia areata. CTP-543 was discovered by applying our deuterium chemistry technology to modify ruxolitinib, a Janus kinase, or JAK, inhibitor, which is commercially available under the name Jakafi® in the United States for the treatment of certain blood disorders and for graft versus host disease. The FDA has granted Fast Track designation for CTP-543 for the treatment of alopecia areata.

Clinical Development of CTP-543

We have completed two Phase 2 trials of CTP-543 for the treatment of moderate-to-severe alopecia areata. In September 2019, we announced topline results from a Phase 2 double-blind, randomized, dose-ranging trial to evaluate three sequential doses of CTP-543 (4, 8 and 12 mg twice-daily) and a placebo control in 149 patients with moderate-to-severe alopecia areata. Patients treated with either 8 mg twice-daily or 12 mg twice-daily of CTP-543 met the primary efficacy endpoint with statistically significant differences (p <0.001) relative to placebo in the percentage of patients achieving a ≥ 50% relative change from baseline at 24 weeks. The 8 mg twice-daily and 12 mg twice-daily groups were also significantly different from placebo in the number of patients achieving ≥ 75% and ≥ 90% relative change in Severity of Alopecia Tool, or SALT, score between baseline at 24 weeks. A numerically but not statistically greater percentage of patients treated with the 4 mg twice-daily dose of CTP-543 met the primary efficacy endpoint. At 24 weeks, patients treated with 8 mg twice-daily and 12 mg twice-daily compared to placebo also rated significantly greater improvement in their alopecia areata on the Patient Global Impression of Improvement Scale. Treatment with CTP-543 was generally well tolerated. The most common side effects in the 8 mg or 12 mg twice-daily groups were headache, nasopharyngitis, upper respiratory tract infection, acne, nausea and low-density lipoprotein increase. One serious adverse event of facial cellulitis was reported in the 12 mg twice-daily group as possibly related to treatment; however, after a brief interruption, treatment continued and this patient completed the trial. No thromboembolic events were reported during the trial.

Responders: 50% Change in SALT Relative to Baseline

Patient SALT Improvement Thresholds
Relative Change in SALT from Baseline to Week 24
In December 2019, we announced that we completed an open label Phase 2 trial evaluating 8 mg twice-daily compared to 16 mg once-daily dosing of CTP-543 in 57 patients with moderate-to-severe alopecia areata. Results in the 8 mg twice-daily arm were consistent with the previously-reported 8 mg twice-daily results from our Phase 2 dose-ranging trial of CTP-543. The trial measured the relative change in SALT score between baseline and 24 weeks. Treatment was generally well tolerated in both arms of the study. All but one of the patients who completed this trial elected to continue in an ongoing open label long-term extension study. Based on the results observed, the twice-daily regimen is preferred, and we intend to utilize it in our clinical development program for CTP-543 going forward. A second open label Phase 2 trial evaluating 12 mg twice-daily compared to 24 mg once-daily dosing of CTP-543 in patients with moderate-to-severe alopecia areata is ongoing.

As of April 2019, all patients who complete efficacy and safety studies with CTP-543 are eligible to enroll into an open label long-term extension study.

We intend to conduct an end of Phase 2 meeting with the FDA during the first quarter of 2020 and advance CTP-543 into Phase 3 evaluation during the second half of 2020.
CTP-692
Background on Schizophrenia
Schizophrenia is a chronic and devastating neuropsychiatric disorder that is a leading cause of disability worldwide. The disease is believed to afflict nearly 1% of the world’s population, affecting both men and women equally, and striking all ethnic and socioeconomic groups with a similar level of prevalence. The illness is characterized by multiple symptoms that are categorized into three clusters known as positive symptoms (hallucinations and delusional behaviors), negative symptoms (anhedonia, social withdrawal and apathy) and cognitive dysfunction (diminished capacity for learning, memory and executive function). The theory underlying current antipsychotic therapies is that excessive dopaminergic neurotransmission and dysfunctional D2 receptor signaling plays a key pathophysiological role in the disease, and consequently all typical and atypical antipsychotics in clinical practice possess some level of D2 antagonist or partial agonist activity. Currently available antipsychotic drugs often exhibit efficacy for positive symptoms, but have been limited in their capacity to treat negative symptoms and cognitive deficits.

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
CTP-692 Opportunity
CTP-692 is a selective deuterated analog of the endogenous amino acid, D-serine. Based on published nonclinical and clinical effects of D-serine, we believe that CTP-692 has the potential to help restore NMDA receptor activity in key areas of the brain to improve clinical outcomes in patients with schizophrenia. Clinical studies have shown that levels of D-serine measured in the plasma and CSF of patients with schizophrenia are significantly lower than healthy controls. Genome-wide association studies demonstrate that genetic changes that alter glutamatergic transmission, including by reducing NMDA neurotransmission and by reducing D-serine exposure, substantially increase the likelihood of becoming schizophrenic. Academic studies have demonstrated that oral dosing of D-serine can result in dose-dependent improvement in positive, negative and cognitive symptoms in patients with schizophrenia when added to D2-modulating antipsychotics. However, nonclinical studies have demonstrated that D-serine can cause nephrotoxicity in rats. In addition, in some patients who received high doses of D-serine, clinical findings suggesting renal impairment were observed. As a result, the clinical development of D-serine has historically been limited.
In nonclinical studies in rats, when administered at doses where D-serine resulted in causing significantly increased blood levels of serum creatinine and blood urea nitrogen, indicating renal toxicity, CTP-692 did not cause changes in blood levels of those markers, suggesting that CTP-692 could have reduced toxicity and a larger therapeutic window. In these studies, administration of CTP-692 also resulted in greater exposure than similar doses of D-serine. It therefore may be better-suited for development as a human therapeutic agent. CTP-692 will initially be developed as an adjunctive therapy along with standard antipsychotic medicines in patients with schizophrenia.
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
In December 2019, we initiated a double-blind, randomized, placebo-controlled Phase 2 trial to evaluate the safety and efficacy of CTP-692 as an adjunctive treatment for schizophrenia. Approximately 300 adult patients who are stable on an antipsychotic medication will be randomized to receive 1, 2 or 4 grams of CTP-692 or placebo once-daily. The primary outcome measure is the change in the Positive and Negative Syndrome Scale (PANSS) total score at 12 weeks compared to baseline. We expect to report topline data from this trial by year end 2020.

Preclinical Pipeline
We are currently assessing a number of preclinical assets as potential development candidates.
Collaboration Product Candidates
In addition to our wholly owned development programs, we have entered into collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. Our partners are currently responsible for all development and future commercialization activities under these arrangements. In each of these collaborations, the deuterium-modified compound was independently discovered by us. For example, on February 24, 2012, we entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, a subsidiary of Otsuka Pharmaceuticals Co., Ltd. for the worldwide rights to develop, manufacture and commercialize AVP-786. AVP-786 is a combination of deudextromethorphan and an ultra-low dose of quinidine being investigated for the treatment of neurologic and psychiatric disorders. In 2019, Avanir completed two Phase 3 trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. A global Phase 3 trial and open label long-term extension study for Alzheimer’s agitation are ongoing. Additionally, Avanir is conducting a Phase 2/3 trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia.

ASSET PURCHASE AGREEMENT WITH VERTEX PHARMACEUTICALS FOR CTP-656

In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656, and other assets related to the treatment of cystic fibrosis, to Vertex Pharmaceuticals, Inc., or Vertex. CTP-656, now known as VX-561, is an investigational cystic fibrosis transmembrane conductance regulator, or CFTR, potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of cystic fibrosis. We received $160.0 million in cash upon closing, and if VX-561 is approved as part of a combination regimen to treat cystic fibrosis, we are eligible to receive up to $90.0 million in additional milestones based on regulatory approval in the United States and agreement for reimbursement in the first of the U.K., Germany or France.
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

CTP-543

We hold U.S. Patent No. 9,249,149, or the '149 patent, covering the composition of matter of deuterated analogs of ruxolitinib, including CTP-543, and have a corresponding U.S. patent application. We have corresponding patent applications in Europe and a corresponding patent and patent application in Japan. Such patents and patent applications, if issued, are expected to expire in 2033.
We also hold U.S. Patent No. 10,561,659 covering pharmaceutical compositions of CTP-543 and methods of treating hair loss, including alopecia areata, with CTP-543. We have corresponding patent applications in Europe and Japan. Such patent and patent applications, if issued, are expected to expire in 2037.
In April 2018, the Patent Trial and Appeal Board, or PTAB, instituted an inter partes review, or IPR, brought against the '149 patent by Incyte Corporation, or Incyte. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the U.S. Court of Appeals for the Federal Circuit, or Federal Circuit, granted our motion to vacate and remand the PTAB final written decision in light of the recent

Federal Circuit ruling on the Constitution’s Appointments Clause (Arthrex, Inc. v. Smith & Nephew, Inc., No. 18-2140). As a result, the IPR will be remanded for reconsideration by a new panel of PTAB judges. The Federal Circuit’s grant of our motion will take effect on March 16, 2020 unless Incyte or the Director of the U.S. Patent and Trademark Office, or PTO, who intervened in the case, seeks rehearing of the Federal Circuit’s decision. If a request for rehearing were to be denied, the Federal Circuit’s decision would ordinarily take effect seven days after the denial. The '149 patent remains valid and enforceable while the IPR is being reconsidered by the PTAB and until any future appeals by us have been exhausted in the event that the PTAB reaches a similar decision to invalidate the '149 patent.
We have retained all of the CTP-543 patent rights.

CTP-692

We have a U.S. patent application covering methods of use of CTP-692 and a corresponding Patent Cooperation Treaty application. Such patent applications, if issued, are expected to expire in 2038. We have retained all of the CTP-692 patent rights.

AVP-786

We hold U.S. patents and pending applications covering the composition of matter and methods of use of deudextromethorphan and other deuterated dextromethorphan analogs. Such U.S. patents and patent applications, if issued, are expected to expire between 2028 and 2030. We hold corresponding patents and patent applications in Europe and Japan. Such foreign patents and patent applications, if issued, are expected to expire in 2028. We have granted exclusive licenses under these patent rights to Avanir.

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

Under U.S. patent law, the patent term may be extended by patent term adjustment due to certain failures of the PTO to act in a timely manner. The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Amendments permit a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents that we believe are eligible for such extension. We also intend to seek patent term extensions in other jurisdictions where these are available. However, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

We also rely on trade secrets and careful monitoring of our proprietary know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including our DCE Platform.
MANUFACTURING AND SUPPLY
We currently rely, and expect to continue to rely, on third parties for the manufacture of product candidates for our clinical trials. We obtain these manufacturing services, including both the manufacture of the active pharmaceutical ingredients and finished drug product, on a purchase order basis and have not entered into long-term contracts with any of these third-party manufacturers. We expect to rely on third parties for commercial manufacturing for any of our product candidates that receive marketing approval.

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
We purchase our raw materials on a purchase order basis and have not entered into long-term contracts with any of these third-party suppliers. We believe that the raw materials for our product candidates are readily available and that the cost of manufacturing for our product candidates will not preclude us from selling them profitably, if approved for sale.
COMMERCIALIZATION
We have not yet established a sales, marketing or product distribution infrastructure. We plan to use a combination of third-party collaboration, licensing and distribution arrangements and a focused in-house commercialization capability to sell any of our products that receive marketing approval. With respect to the United States, we plan to seek to retain full commercialization rights for products that we can commercialize with a specialized sales force and to retain co-promotion or similar rights when feasible in indications requiring a larger commercial infrastructure. We plan to collaborate with third parties for commercialization in the United States of any products that require a large sales, marketing and product distribution infrastructure. We also plan to collaborate with third parties for commercialization outside the United States.

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

COMPETITION

The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of autoimmune and CNS disorders, which are key indications for our development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, simpler to use, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop or acquire, which could render our product candidates obsolete and noncompetitive.
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

CTP-692

CTP-692 is a deuterated analog of D-serine, which is being developed for the adjunctive treatment of schizophrenia. A number of companies are pursuing development of an adjunctive treatment for schizophrenia, including SyneuRx International [Taiwan] Corp.

GOVERNMENT REGULATIONS

Government authorities in the United States, at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, sales, distribution, marketing and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable federal, state, local and foreign statutes and regulations, require the expenditure of substantial time and financial resources.
Review and Approval of Drugs in the United States
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, voluntary product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.
An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practices, or GLPs;

•	production of well-characterized drug substance and drug product, and potentially matching placebos;

•	submission to the FDA of an investigational new drug application, or IND application, which allows human clinical trials to begin unless the FDA otherwise informs the drug’s sponsor within 30 days;

•
agreement by clinical investigators and their clinical trial sites, followed by approval by an independent institutional review board, or IRB, representing each clinical site, before the clinical trial may be initiated at that site;

•
performance of adequate and well-controlled human clinical trials in accordance with the FDA’s good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a New Drug Application, or NDA;

•	review of the NDA by an FDA advisory committee, where appropriate or if applicable;

•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug product, and the active pharmaceutical ingredient or active ingredients thereof, are produced to assess compliance with the FDA's current good manufacturing practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to ensure the product’s identity, strength, quality and purity;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including a risk evaluation and mitigation strategy, or REMS, and post-approval studies required by the FDA.
Nonclinical Studies and an IND
Nonclinical studies can include in vitro and animal studies to assess the potential for efficacy and adverse events and, in some cases, to establish a rationale for human therapeutic use. The conduct of nonclinical studies is subject to federal regulations and requirements, including GLPs. Other studies include laboratory evaluation of the purity, stability and physical form of the manufactured drug substance or active pharmaceutical ingredient and the physical properties, stability and reproducibility of the formulated drug or drug product. An IND sponsor must submit the results of the relevant nonclinical tests, including all tests conducted under GLPs, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some nonclinical testing, such as longer-term toxicity testing, animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold or partial clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
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
Human Clinical Studies in Support of an NDA
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institute of Health, or NIH, for public dissemination on their ClinicalTrials.gov website. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

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

Phase 3:
The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, any findings from other studies or animal or in vitro testing that suggests a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as the data monitoring committee, or DMC, or board. This group provides recommendations for whether or not a trial may move forward at designated check points based on review of certain data from the trial. The FDA will often inspect one or more clinical sites in late-stage clinical trials to assure compliance with GCPs and the integrity of the clinical data submitted.
A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a Breakthrough therapy, Fast Track product or regenerative advanced therapy.
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the nonclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a user fee.
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
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with

cGMPs and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.

The FDA also may require submission and agreement of a REMS to mitigate any identified or suspected serious risks prior to approving an NDA. The REMS could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.
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
The FDA’s Decision on an NDA
On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities and clinical sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution restrictions or other risk management mechanisms, including a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
New drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address an unmet medical need for the condition. Fast Track designation is intended to facilitate early and frequent meetings between the FDA and the sponsor company during development and the FDA may agree to review sections of an NDA on a rolling basis before the complete NDA is submitted. A drug may be eligible for Breakthrough designation if the drug is intended to treat a serious or life-threatening disease and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies. Breakthrough designation provides for frequent meetings between the sponsor and the FDA, involving senior and experience review staff, as appropriate, in a collaborative, cross-functional review and the assignment of an FDA project lead to facilitate efficient review of the development program and serve as a scientific liaison with the sponsor. Although Fast Track and Breakthrough designation do not affect the regulatory standards for approval, the frequent interactions with the FDA may facilitate a more efficient development program. In addition, the NDAs for drugs granted Fast Track and Breakthrough designation may become eligible for priority review. Priority review is designed for drug candidates that offer significant improvements in safety or effectiveness or fill an unmet medical need and provides for an initial review within six months of acceptance of the NDA for filing, as compared to a standard review of ten months after acceptance for filing. Accelerated approval provides an earlier approval of drugs that treat serious diseases, and that fill an unmet medical need, based on a surrogate endpoint that the FDA determines is reasonably likely to predict a clinical benefit. As a condition of approval, the FDA may require that the sponsor of a drug receiving accelerated approval perform post-marketing confirmatory clinical trials.
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
Post-Approval Requirements
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also is an annual prescription drug user fee for any marketed products, as well as new application fees for supplemental applications with clinical data.
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMPs. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events or problems with manufacturing processes of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or withdrawal of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.
Abbreviated New Drug Applications for Generic Drugs
In 1984, with the passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the nonclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. To reference that information, however, the ANDA applicant must demonstrate, and the FDA must conclude, that the generic drug does, in fact, perform in the same way as the RLD it purports to copy.
Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the reference listed drug. . .”
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
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity is a drug that contains no active moiety that has been previously approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such new chemical entity exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

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
To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.
Pediatric Studies and Exclusivity
Under the Pediatric Research Equity Act of 2003, as amended, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans within 60 days of an end of Phase 2 meeting, or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after efficacy and safety has been established in adults, or full or partial waivers from the pediatric data requirements. Generally, the pediatric data requirements do not apply to products with orphan designation.
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

Patent Term Restoration and Extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments. Those Amendments permit a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of a NDA, plus the time between the submission date of a NDA and ultimate approval. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. The PTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for issuing an Opinion following the initial assessment of an MAA. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. Following a positive Opinion by the CHMP, the final authorization is issued by the European Commission.
The decentralized procedure is available to applicants who wish to market a product in various European Union member states where such product has not received marketing approval in any European Union member states before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the applicant, known as the reference member state. Under this procedure, an applicant submits an application based on identical dossiers and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days after receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.
Data and Market Exclusivity in the European Union
In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full MAA with a complete database of pharmaceutical tests, nonclinical tests and clinical trials and obtain marketing approval of its product.
Pharmaceutical Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on our investment in product development.
The containment of healthcare costs has also become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products and re-importation of products sold outside of the United States. Adoption of price controls and cost-containment measures, including importation of drugs into the United States from lower-cost countries, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could adversely affect our net revenue and results.
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
As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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
Healthcare Law and Regulation
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal healthcare Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

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

•
the federal transparency requirements under the PPACA, which requires certain manufacturers of covered drugs to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, as well as physician ownership and investment interests; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

EMPLOYEES

As of December 31, 2019, we had 70 employees, 50 of whom were primarily engaged in research and product development activities. A total of 20 employees have Ph.D. degrees. None of our employees are represented by a labor union and we believe that our relations with our employees are good.
FACILITIES

We lease approximately 56,000 square feet of office and laboratory space at our headquarters in Lexington, Massachusetts. The lease expires on January 1, 2029.
RESEARCH AND DEVELOPMENT

We have dedicated a significant portion of our resources to our efforts to develop our pipeline and product candidates. We incurred research and development expenses of $59.8 million and $43.1 million during the years ended December 31, 2019 and 2018, respectively. We anticipate that a significant portion of our operating expenses in future periods will continue to be related to research and development as we continue to advance our product candidates through clinical development.

AVAILABLE INFORMATION
We file reports and other information with the Securities and Exchange Commission, or SEC, as required by the Securities Exchange Act of 1934, as amended, or Exchange Act. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at www.sec.gov.
We were incorporated under the laws of the State of Delaware on April 12, 2006 as Concert Pharmaceuticals, Inc. Our principal executive offices are located at 65 Hayden Avenue, Suite 3000N, Lexington, Massachusetts 02421, and our telephone number is (781) 860-0045. Our website is www.concertpharma.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.
The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K by reference.

Item 1A.	Risk Factors.
Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Annual Report on Form 10-K and other filings with the SEC, press releases, communications with investors and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never sustain profitability.
As of December 31, 2019, we had an accumulated deficit of $194.7 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations or other agreements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and nonclinical development efforts for and seek marketing approval for our product candidates, or if we in-license or acquire product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of one of our collaborators. In particular, the costs that we may be required to incur for the manufacture of any product candidate that receives marketing approval may be substantial. Manufacturing a drug at commercial scale may require specialized facilities, processes and materials. Furthermore, we will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
In any event, our existing cash and cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
We believe that our cash and cash equivalents and investments as of December 31, 2019, together with the net proceeds of the public offering that we received on January 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. We do not have any committed external source of funds, other than potential milestone payments under our Asset Purchase Agreement with Vertex, or the Vertex Agreement, as well as potential milestone payments and royalties under our existing license agreements, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to demonstrate efficacy in a clinical trial or across a broad or definable population of patients, the occurrence of severe or medically or commercially unacceptable adverse events, fraudulent conduct by clinical investigators, failure to comply with protocols, applicable regulatory requirements or other determinations made by the FDA, or any comparable foreign regulatory authority that a drug product is not approvable. It is possible that even if one or more of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.
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

If we are unable to successfully develop, receive marketing approval for and commercialize our wholly owned development programs, or experience delays as a result of any of these factors or otherwise, our business could be materially harmed.
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

For instance, AVP-786 is being developed under a collaboration with Avanir. In 2019, Avanir completed two Phase 3 trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type in their ongoing global Phase 3 trial and open label long-term extension study. Additionally, Avanir is conducting a Phase 2/3 trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia. However, given the results of Avanir’s second Phase 3 trial of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type, there is no guarantee that any future trials of AVP-786 will meet their primary or key secondary endpoints.

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
We, or our collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the European Medicines Agency. Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including:

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
Although CTP-543 has been granted Fast Track designation by the FDA for the treatment of alopecia areata, Fast Track designation does not necessarily lead to a faster development pathway or regulatory review process and does not increase the likelihood of regulatory approval. The FDA may later withdraw the designation if it believes the designation is no longer supported by the data from our clinical development program.
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

High placebo rates are common in neuropsychiatric clinical trials, which may result in failed clinical trials.

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
Efforts to educate the medical community, patients, formulary decision-makers and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, including those licensed to our collaborators, if approved for commercial sale, will depend on a number of factors, including:

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
Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that these individuals are not representative of the actual patient population or that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the drug and/or seize the drug;

•	we, or our collaborators, may need to recall the drug or change the way the drug is administered;

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
The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of autoimmune and CNS disorders, which are key indications for our development programs. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that attain preferred reimbursement by payors or are more effective, simpler to use, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop or acquire, or which are marketed more effectively, which could render our product candidates obsolete and noncompetitive.
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

We are developing CTP-692 as an oral adjunctive treatment of schizophrenia. A number of companies are pursuing development for adjunctive treatment of schizophrenia, exploring cognitive or negative symptoms of the disease, including SyneuRx International [Taiwan] Corp.

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
Many pharmaceutical and biotechnology companies have begun to cover deuterated analogs of their product candidates in patent applications and may develop these deuterated compounds. Some of these pharmaceutical and biotechnology companies may have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. In addition, other companies are utilizing deuterium substitution for drug development. In some cases, these competitors may be interested in developing deuterated compounds that we may be interested in developing for ourselves. In addition, these competitors may enter into collaborative arrangements or business combinations that result in their ability to research and develop deuterated compounds more effectively than us. Our potential competitors also include academic institutions, government agencies and other public and private research organizations.

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
Once an NDA is approved, the product covered thereby becomes an RLD in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug. While we believe that our product candidates contain active ingredients that would be treated as new chemical entities by the FDA and, therefore, if approved, should be afforded at least five years of data exclusivity, the FDA may disagree with that conclusion and may approve generic products after a period that is less than five years. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.
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
The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. Cost-control initiatives could cause us, or our collaborators, to decrease the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If reimbursement is not available, or is available only to limited levels, we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our, or their, investments.
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

The increasing use of social media platforms presents risks and challenges. Social media increasingly is being used by third parties to communicate about our product candidates and the diseases they are designed to treat. We believe that members of the alopecia areata community may be more active on social media as compared to other patient populations due to the demographics of this patient population. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients in clinical trials may use social media platforms to comment on the effectiveness of, or adverse experiences with, a product candidate, which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
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

•
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates or might result in litigation or arbitration, any of which would be time-consuming and expensive;

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
We may not be able to negotiate collaborations for our product candidates on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to limit the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue. In cases where we seek a collaborator for a product compound that is a deuterated analog of a compound that has been previously developed, failure to enter into a collaboration with the developer of the corresponding non-deuterated compound may result in a loss of the potential to obtain clearance from the FDA to follow expedited development programs that reference and rely on findings previously obtained from the developer’s prior nonclinical or clinical studies of the corresponding non-deuterated compound.
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
Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs.
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

•	potentially incorrect data analysis, resulting in falsely-positive, falsely-negative or misleading or uninterpretable results;

•	potential industrial accidents such as fires or explosions that compromise our product candidates or the ability of the contractors to timely deliver them;

•	the possible termination or non-renewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	potentially limited numbers of available contractors due to the need for uncommon equipment or expertise, or pre-existing conflicts of interest;

•	the possible breach by the third-party contractors of our agreements with them;

•	possible theft of intellectual property or trade secrets;

•	possible theft of our materials, including starting materials, intermediates, active pharmaceutical ingredients or drug products;

•	the failure of third-party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	possible contamination, or non-conformance with product or packaging specifications, of our product during or after its manufacture;

•	possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities or supply chain disruptions;

•
the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

If any of our product candidates are approved by any regulatory agency, we plan to enter into agreements with third-party contract manufacturers for the commercial production and distribution of those products. It may be difficult for us to reach agreement with a contract manufacturer on satisfactory terms or in a timely manner, especially if the manufacturer believes it is uniquely suited to use our deuterium chemistry manufacturing processes or otherwise has unusual market power, or that our deuterium chemistry manufacturing processes bear greater production risks than manufacture of non-deuterated compounds. In addition, we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under cGMPs that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization efforts.
Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be inspected by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not directly control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers fail to consistently manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, or if they unacceptably deviate from standard operating procedures in the production of our product candidates, they will not be able to secure the applicable approval for or a regulatory authority may find deficiencies with their manufacturing facilities. If deficiencies are found at these facilities or if these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate.
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
We may also become involved in opposition, derivation, reexamination, post grant review, or PGR, IPR or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the PTAB instituted an IPR brought against the '149 patent by Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the Federal Circuit granted our motion to vacate and remand the PTAB final written decision in light of the recent Federal Circuit ruling on the Constitution’s Appointments Clause (Arthrex, Inc. v. Smith & Nephew, Inc., No. 18-2140). As a result, the IPR will be remanded for reconsideration by a new panel of PTAB judges. The Federal Circuit’s grant of our motion will take effect on March 16, 2020 unless Incyte or the Director of the PTO, who intervened in the case, seeks rehearing of the Federal Circuit’s decision. If a request for rehearing were to be denied, the Federal Circuit’s decision would ordinarily take effect seven days after the denial. The '149 patent remains valid and enforceable while the IPR is being reconsidered by the PTAB and until any future appeals by us have been exhausted in the event that the PTAB reaches a similar decision to invalidate the '149 patent. Adverse determinations in any such submission, proceeding or litigation such as this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad, including challenges through the PTO's PGR proceedings. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.
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
For example, CTP-543 is a deuterated analog of ruxolitinib. Incyte owns patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also owns a U.S. patent that broadly claims deuterated analogs of ruxolitinib. On June 27, 2017, we filed a PGR with the PTAB seeking to invalidate all claims of Incyte's U.S. patent that covers deuterated analogs of ruxolitinib. In January 2018, the PTAB did not grant our petition to challenge the validity of Incyte's patent. In May 2018, our request for reconsideration was denied.
In addition, Columbia University is the assignee of patents licensed to Aclaris Therapeutics, Inc. claiming the use of ruxolitinib, isotopic forms of ruxolitinib and other named JAK inhibitors for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for CTP-543.
There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings with respect to our product candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the relevant patent claims or that these patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity under most circumstances requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. We may also assert that a patent claim for a corresponding non-deuterated compound does not cover our product. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.
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
RISKS RELATED TO REGULATORY APPROVAL AND OTHER LEGAL COMPLIANCE MATTERS
Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and we may not obtain approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or our collaborators, will obtain marketing approval to commercialize a product candidate.
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
In March 2010, President Obama signed into law the PPACA.
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

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations in the United States include the following:

•
Anti-Kickback Statute. The federal Healthcare Anti-Kickback statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•
False Claims Act. The federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

•
HIPAA. HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services and, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information;

•
Transparency Requirements. Federal transparency laws require certain manufacturers of covered drugs to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and

•
Analogous State and Foreign Laws. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.
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
RISKS RELATED TO DATA PROTECTION AND CYBERSECURITY

Our failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, we may obtain health information from third parties that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information in a manner that is not authorized or permitted.

The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR, which came into effect in May 2018. This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in significant fines and other administrative penalties.

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, consultants, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks could also include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

Significant disruptions of our information technology systems, or those of our third-party vendors, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.
RISKS RELATED TO EMPLOYEE MATTERS AND MANAGING GROWTH
Our future success depends on our ability to retain our Chief Executive Officer and other key executives and to attract, retain and motivate qualified personnel.
Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and clinical personnel. We are highly dependent on the pharmaceutical research and development and business development expertise of Roger D. Tung, our President and Chief Executive Officer, as well as the other principal members of our management, scientific and development team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. In addition, although we maintain a key-man insurance policy with respect to Dr. Tung, we do not carry key-man insurance on any of our other executive officers or employees and may not carry any key-man insurance in the future.

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
We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a smaller reporting company under applicable SEC regulations. For so long as we remain a smaller reporting company, we are permitted and plan to rely on exemptions from certain disclosure requirements, including reduced disclosure obligations regarding executive compensation. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We will continue to incur increased costs as a result of operating as a public company.
As a public company, we are incurring and expect to continue to incur significant legal, accounting and other expenses. We expect that these expenses will further increase now that we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, as of January 1, 2020.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, we are required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to report on this evaluation in our Annual Report on Form 10-K for the year. As an emerging growth company, we had previously not been required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, now that we are no longer an emerging growth company, we have included in this Annual Report on Form 10-K our first attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that in the future we will not be able to conclude that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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

In addition, as of February 21, 2020, there were 5,470,485 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares are registered under the Securities Act. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of February 21, 2020, there were 1,861,273 shares subject to outstanding warrants to purchase common stock, 1,800,000 shares of which are registered under the Securities Act. The remaining 61,273 shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.
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
Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially own a substantial percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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
Provisions in our corporate charter and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that all members of the board of directors are not elected at one time;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which stockholders can remove directors from the board;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

•	limit who may call a special meeting of stockholders;

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

Changes in tax law could adversely affect our business and financial condition or holders of our common stock.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge stockholders to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
We lease our principal facilities, which consist of approximately 56,000 square feet of office and laboratory space located at 65 Hayden Avenue, Lexington, Massachusetts. The lease expires on January 1, 2029. We believe that our facilities are sufficient for our current needs for the foreseeable future.

ITEM 3. Legal Proceedings

In April 2018, the PTAB instituted an IPR brought against the '149 patent by Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the Federal Circuit granted our motion to vacate and remand the PTAB final written decision in light of the recent Federal Circuit ruling on the Constitution’s Appointments Clause (Arthrex, Inc. v. Smith & Nephew, Inc., No. 18-2140). As a result, the IPR will be remanded for reconsideration by a new panel of PTAB judges. The Federal Circuit’s grant of our motion will take effect on March 16, 2020 unless Incyte or the Director of the PTO, who intervened in the case, seeks rehearing of the Federal Circuit’s decision. If a request for rehearing were to be denied, the Federal Circuit’s decision would ordinarily take effect seven days after the denial. The '149 patent remains valid and enforceable while the IPR is being reconsidered by the PTAB and until any future appeals by us have been exhausted in the event that the PTAB reaches a similar decision to invalidate the '149 patent.

ITEM 4. Mine Safety Disclosures
Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION
Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “CNCE” since February 13, 2014.
HOLDERS
As of January 31, 2020, there were 12 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the foreseeable future.

ITEM 6.	Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part I, Item 1A. of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW

We are a clinical stage biopharmaceutical company applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with previously studied compounds, including approved drugs, that we believe may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage its known activity to expand into new indications and may enable compounds not otherwise well-suited for human drug development to be clinically developed. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas. As discussed in detail in Part I, Item 1. above, we have a robust pipeline of wholly owned programs which includes clinical stage candidates targeting autoimmune and CNS disorders, and a number of preclinical compounds that we are currently assessing.
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $194.7 million since inception through December 31, 2019 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales.
We have funded our operations primarily through the public offering and private placement of our equity, debt financing and funding from collaborations, patent assignments and other arrangements. In March 2015, we sold 3,300,000 shares of common stock at a price to the public of $15.15 per share, resulting in net proceeds to us of $46.7 million, after deducting the underwriting discounts, commissions and offering-related transaction costs. During January 2020, we completed an underwriting public offering pursuant to which we sold 5,735,283 shares of common stock at the public offering price of $9.92 per share. In addition, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate gross proceeds we received from the public offering was $74.7 million, before deducting underwriting discounts and commissions and other offering related expenses of $4.8 million.
On March 3, 2017, we entered into the Vertex Agreement with Vertex, pursuant to which we agreed to sell and assign to Vertex CTP-656, now known as VX-561, and other cystic fibrosis assets of ours for up to $250.0 million, subject to the satisfaction of certain closing conditions. On July 25, 2017, the transaction contemplated by the Vertex Agreement closed, and Vertex paid us $160.0 million in cash consideration, with $16.0 million initially held in escrow, which was released to us in February 2019. Additional information concerning the sale of CTP-656 is discussed in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under our current development programs. We generated net losses of $78.2 million and $56.0 million for the years ended December 31, 2019 and 2018, respectively.
We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we continue research and development efforts and develop and conduct additional nonclinical studies and clinical trials with respect to our product candidates.

We do not expect to generate revenue from product sales unless and until we, or our collaborators, obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain, or believe that we are likely to obtain, marketing approval for any product candidates for which we retain commercialization rights, and intend to commercialize a product, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to seek to fund our operations through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources for at least the next several years. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would force us to delay, limit, reduce or terminate our research and development programs and could have a material adverse effect on our financial condition and our ability to develop our products. We will need to generate significant revenues to achieve sustained profitability and we may never do so.

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
Our collaborations are discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

ASSET PURCHASE AGREEMENT

On March 3, 2017, we entered into the Vertex Agreement pursuant to which we sold and assigned to Vertex CTP-656, now known as VX-561, and other cystic fibrosis assets of ours. On July 25, 2017, the transaction contemplated by the Vertex Agreement closed, and Vertex paid us $160.0 million in cash consideration, with $16.0 million initially held in escrow, which was released to us in February 2019. Additional information concerning the sale of CTP-656 is discussed in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Additionally, upon the achievement of certain milestone events, Vertex has agreed to pay us an aggregate of up to $90.0 million. Of this amount, $50.0 million will become payable to us upon receipt of FDA marketing approval for a combination treatment regimen containing CTP-656 for patients with cystic fibrosis, and $40.0 million will become payable to us upon completion of a pricing and reimbursement agreement in the first of the United Kingdom, Germany or France with respect to a combination treatment regimen containing CTP-656 for patients with cystic fibrosis.
FINANCIAL OPERATIONS OVERVIEW

Revenue

We have not generated any revenue from the sales of products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement and an asset sale. On January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which is also referred to as Accounting Standards Codification, or ASC, 606. We adopted ASC 606 using the modified retrospective approach. For detailed information regarding the adoption of ASC 606 and the impact on our consolidated financial statements, see Note 2 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
The terms of these agreements may include one or more of the following types of payments: non-refundable license fees, payments for research and development activities, payments based upon the achievement of specified milestones, payment of license exercise or option fees relating to product candidates and royalties on any net product sales. To date, we have received non-refundable upfront payments, several milestone payments, payments for research and development services provided to our collaborators, a change in control payment pursuant to a patent assignment agreement and a payment for the sale of an asset. However, we have not yet earned any license exercise or option fees, sales-based milestone payments or royalty revenue as a result of product sales.
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
The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and completion costs of the current or future clinical trials of any of our product candidates or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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
We anticipate that our general and administrative expenses will increase in the future as our pipeline grows and matures. Additionally, if and when we believe that a regulatory approval of the first product candidate that we intend to commercialize on our own appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales, marketing and distribution of our product candidates.
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

Unrealized loss on marketable equity securities

Unrealized loss on marketable equity securities consists of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. We had a pre-tax net loss of $78.2 million and recorded no income tax provision or benefit during the year ended December 31, 2019. We recorded $0.3 million in income tax provision during the year ended December 31, 2018 as a result of taxes assessed on the $16.0 million initially held in escrow under the Vertex Agreement.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates:

•	revenue recognition;

•	prepaid and accrued research and development expenses; and

•	stock-based compensation.
Revenue recognition
We have primarily generated revenue through arrangements with collaborators for the development and commercialization of product candidates.

We adopted ASC 606 effective January 1, 2018. ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts and costs to obtain or fulfill contracts. We applied ASC 606 on January 1, 2018 to all contracts using the modified retrospective approach. For additional details regarding our adoption of ASC 606 and our associated accounting policies, refer to Notes 2 and 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Prepaid and accrued research and development expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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
Stock-based compensation
Since our inception in April 2006, we have applied the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718, to account for stock-based compensation arrangements with our employees.

Stock-based compensation arrangements with non-employees has not been significant. We use the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards on the date of grant, which requires the use of subjective assumptions to determine the fair value of stock-based awards, including the award’s expected term and the price volatility of the underlying stock. We recognize the value of the portion of the awards that is ultimately expected to vest as expense over the requisite vesting periods on a ratable basis for the entire award. Our stock option awards granted to employees generally have a ten-year term and typically vest over a four-year period.

Expected volatility was estimated using a weighted average of our historical volatility of our common stock and the historical volatility of the common stock of a representative group of publicly traded companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development and therapeutic focus. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

The expected term of awards represents the period of time that the awards are expected to be outstanding. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.

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
We have computed the fair value of employee stock options at the date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2019	2018
Expected volatility	76.83%	77.22%
Expected term	6.0 years	6.0 years
Risk-free interest rate	2.16%	2.64%
Expected dividend yield	—%	—%

We have granted restricted stock units and performance stock units to our employees and members of our senior management team. We recognize compensation expense for restricted stock units ratably over the required service period. For awards with performance conditions in which the award does not vest unless the performance condition is met, we recognize expense only if we estimate that achievement of the performance condition is probable. If we conclude that vesting is probable, we recognize expense from the date that we reach this conclusion through the estimated vesting date using an accelerated attribution method.
PENDING AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Discussion of the year ended December 31, 2019
The following table summarizes our results of operations for the year ended December 31, 2019.

Year ended December 31,
(in thousands)	2019
Revenue:
License and research and development revenue	$1,077
Total revenue	1,077
Operating expenses:
Research and development	59,816
General and administrative	20,276
Total operating expenses	80,092
Loss from operations	(79,015)
Investment income	2,987
Other income	12
Unrealized loss on marketable equity securities	(2,150)
Net loss	$(78,166)
License and research and development revenue

License and research and development revenue was $1.1 million for the year ended December 31, 2019. The revenue recognized in 2019 was primarily a result of the License Agreement, or the Cipla Agreement, entered into in the first quarter of 2019 with Cipla Technologies LLC, or Cipla. We recognized $1.0 million in revenue associated with this arrangement for the year ended December 31, 2019. For additional details related to the Cipla Agreement, see Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
The decrease in license and research and development revenue compared to $10.5 million for the year ended December 31, 2018 is due to the upfront consideration received from Processa of 2,090,301 shares of its common stock with a fair value of $10.5 million on the date of the transaction, which was recorded in fiscal year 2018. For additional details related to the transaction with Processa, see Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
As of December 31, 2019, we had deferred revenue of:

•
$7.8 million related to our collaboration with Celgene Corporation, or Celgene, consisting of $1.3 million related to the R&D Services Performance Obligation, $0.1 million related to the Supply Performance Obligation and $6.4 million related to the First and Second Discount Performance Obligations; and

•	$2.8 million related to a payment received from GlaxoSmithKline, or GSK.
Research and development expenses
The following table summarizes our external research and development expenses, by program, for the year ended December 31, 2019, with our internal research expenses separately classified by category.

Year ended December 31,
(in thousands)	2019

CTP-543 external costs	$17,388
CTP-692 external costs	14,126
External costs for other programs	3,279
Employee and contractor-related expenses	19,498
Facility and other expenses	5,525
Total research and development expenses	$59,816

Research and development expenses were $59.8 million for the year ended December 31, 2019. CTP-543 expenses primarily related to clinical development, including multiple Phase 2 clinical trials. CTP-692 expenses were attributable to the Phase 1 clinical trials completed in 2019 and manufacturing costs to support the advancement of the CTP-692 program into a Phase 2 clinical trial. Employee-related expenses consisted primarily of cash and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises. External costs for other programs includes a $0.5 million payment to the nonprofit organization Fast Forward in the first quarter of 2019 under an existing agreement related to CTP-354 between us and Fast Forward, which was triggered by the upfront payment pursuant to the Cipla Agreement, and costs incurred to develop our research pipeline.

The $16.7 million increase in research and development costs for the year ended December 31, 2019 compared to the year ended December 31, 2018 is due to multiple CTP-543 Phase 2 clinical trials, multiple CTP-692 Phase 1 clinical trials and manufacturing costs to support the continued development of CTP-692.
General and administrative expenses

The following table summarizes our general and administrative expenses for the year ended December 31, 2019.

Year ended December 31,
(in thousands)	2019
Employee salaries and benefits	$11,000
External professional service and legal expenses	5,173
Facility, technology and other expenses	3,797
Depreciation and amortization	306
Total general and administrative expenses	$20,276

General and administrative expenses for the year ended December 31, 2019 consisted primarily of salaries and related costs for personnel, including non-cash stock-based compensation. Other general and administrative expenses included accounting and legal services, office and facility-related costs.

Total general and administrative expenses for the year ended December 31, 2019 decreased by $2.7 million compared to the year ended December 31, 2018. Salaries and benefits decreased $1.7 million and legal costs decreased $0.8 million compared to the year ended December 31, 2018. These decreases are slightly offset by an increase of $0.2 million in audit and other professional fees compared to the year ended December 31, 2018.
Investment income
Investment income was $3.0 million for the year ended December 31, 2019 and consisted of interest income earned on cash equivalents and investments.
Unrealized loss on marketable equity securities
We recorded an unrealized loss on marketable equity securities of $2.2 million during the year ended December 31, 2019. Unrealized loss on marketable equity securities consists of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Discussion of the year ended December 31, 2018
The following table summarizes our results of operations for the year ended December 31, 2018.

Year ended December 31,
(in thousands)	2018
Revenue:
License and research and development revenue	$10,505
Total revenue	10,505
Operating expenses:
Research and development	43,149
General and administrative	22,940
Total operating expenses	66,089
Loss from operations	(55,584)
Investment income	2,787
Other income	12
Unrealized loss on marketable equity securities	(2,926)
Loss before income taxes	(55,711)
Provision for income taxes	313
Net loss	$(56,024)
License and research and development revenue

License and research and development revenue was $10.5 million for the year ended December 31, 2018. In 2018, we granted Processa an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499 in exchange for upfront consideration of 2,090,301 shares of common stock of Processa with a fair value of $10.5 million on the date of the transaction, which was recorded as license and research and development revenue during fiscal year 2018. For further details related to our transaction with Processa, refer to Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Research and development expenses

The following table summarizes our external research and development expenses, by program, for the year ended December 31, 2018, with our internal research expenses separately classified by category.

Year ended December 31,
(in thousands)	2018

CTP-543 external costs	$9,254
CTP-692 external costs	7,417
External costs for other programs	3,147
Employee and contractor-related expenses	17,876
Facility and other expenses	5,455
Total research and development expenses	$43,149

Research and development expenses were $43.1 million for the year ended December 31, 2018. CTP-543 expenses primarily related to ongoing Phase 2 clinical study and manufacturing costs to support continued advancement of the CTP-543 program. CTP-692 expenses were attributable to costs incurred related to Phase 1 clinical trials and manufacturing activities to support the development of CTP-692. Employee-related expenses consisted primarily of cash and non-cash stock-based compensation expenses for the year ended December 31, 2018. Facility-related expenses consisted primarily of rent and other office costs. External costs for other programs consisted of costs incurred to develop our research pipeline.

General and administrative expenses

The following table summarizes our general and administrative expenses for the year ended December 31, 2018.

Year ended December 31,
(in thousands)	2018
Employee salaries and benefits	$12,662
External professional service and legal expenses	5,805
Facility, technology and other expenses	4,307
Depreciation and amortization	166
Total general and administrative expenses	$22,940
Investment income
Investment income was $2.8 million for the year ended December 31, 2018 and consisted of interest income earned on cash equivalents and investments.

Unrealized loss on marketable equity securities

The unrealized loss on marketable equity securities of $2.9 million consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Provision for income taxes

We recorded $0.3 million in income tax expense during the year ended December 31, 2018. The provision for 2018 primarily consisted of interest owed to federal and state tax authorities due to the deferral of $16.0 million in income from Vertex for cash initially held in escrow but received in February 2019.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of December 31, 2019, we had an accumulated deficit of $194.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations and patent assignments. During February 2014, we completed our initial public offering, or IPO, whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. During March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. During January 2020, we completed an underwriting public offering pursuant to which we sold 5,735,283 shares of common stock at the public offering price of $9.92 per share. In addition, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate gross proceeds we received from the public offering was $74.7 million, before deducting underwriting discounts and commissions and other offering related expenses of $4.8 million.
In June 2015, we received proceeds of $50.2 million in connection with a change in control payment from Auspex Pharmaceuticals, Inc., or Auspex, relating to the acquisition of Auspex by Teva Pharmaceutical Industries Ltd., or Teva.
In July 2017, the transaction contemplated by the Vertex Agreement closed, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and Vertex paid us $160.0 million in cash consideration, with $16.0 million initially held in escrow, which was released to us in February 2019.
As of December 31, 2019, we had cash and cash equivalents and investments of $106.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Year ended December 31,
(in thousands)	2019	2018
Net cash (used in) provided by:
Operating activities	$(48,761)	$(48,029)
Investing activities	82,583	37,903
Financing activities	1,451	(169)
Net increase (decrease) in cash, cash equivalents and restricted cash	$35,273	$(10,295)
Discussion of the years ended December 31, 2019 and 2018

Operating activities. The cash used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the year ended December 31, 2019, we received a $16.0 million payment from Vertex for funds previously held in escrow to secure potential indemnity claims, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

During the year ended December 31, 2019, our operating activities used cash of $48.8 million as compared to cash used by operating activities of $48.0 million during the prior year. The cash used during both 2019 and 2018 was largely driven by our development activities associated with CTP-543 and CTP-692, our wholly owned development programs.

Investing activities. Net cash used in investing activities consisted of purchases of investments, purchases of fixed assets and proceeds from the maturity of investments. Net cash used to purchase investments for the years ended December 31, 2019 and 2018 was $97.8 million and $99.4 million, respectively. Net cash provided by maturities of investments for the years ended December 31, 2019 and 2018 was $181.1 million and $140.2 million, respectively. Purchases of fixed assets for the years ended December 31, 2019 and 2018 was $0.7 million and $2.9 million, respectively. The decrease in the purchases of fixed assets during the 2019 period is primarily due to new office and laboratory equipment purchased in 2018 to support our new office and laboratory space, as discussed further in Note 11 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Financing activities. During the years ended December 31, 2019 and 2018, our financing activities generated cash of $1.5 million and used cash of $0.2 million, respectively. Cash generated during the year ended December 31, 2019 consisted of $1.1 million of proceeds from the exercise of stock options and $1.0 million of proceeds from the exercise of warrants, offset by $0.7 million used to pay withholding taxes on behalf of employees in connection with the vesting and settlement of restricted stock units, in exchange for the surrender of shares of common stock by employees. Cash used during the year ended December 31, 2018 was attributable to paying $1.2 million of withholding taxes on behalf of employees in connection with the vesting and settlement of restricted stock units, in exchange for the surrender of shares of common stock by employees, offset by $1.0 million in proceeds from the exercise of stock options.
Operating capital requirements

We do not anticipate commercializing any of our product candidates for several years. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products for which we retain commercialization rights. We are subject to all of the risks incident in the development of new drug products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, as well as additional risks stemming from the unproven nature of deuterated drugs.

Based on our current expectations, including with respect to our development plans, we believe that our cash and cash equivalents and investments as of December 31, 2019, together with the net proceeds of the public offering that we received on January 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second half of

2021. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

To date, we have not generated any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we, or our collaborators, obtain marketing approval of and commercialize one of our current or future product candidates. Because our product candidates are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete development and commercialization of our product candidates or whether or when we will achieve profitability. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek marketing approvals for, our product candidates and begin to commercialize any approved products for which we retain commercialization rights.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any additional committed external sources of funds. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the issuance of securities with rights senior to those of our common stock. We may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.

Our expectation with respect to the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those discussed in the "Risk Factors" section in Part I, Item 1A. of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.
OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of December 31, 2019 and 2018, we had $106.4 million and $153.3 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of December 31, 2019 would not have a material effect on the fair value of our cash equivalents and short-term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 or 2018.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Concert Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Concert Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2007.
Boston, Massachusetts
February 27, 2020

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Amounts in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$53,043	$17,770
Investments, available for sale	53,395	135,544
Marketable equity securities	5,375	7,525
Interest receivable	260	556
Deferred offering costs	143	—
Accounts receivable	72	15
Contract asset (Note 12)	—	16,000
Prepaid expenses and other current assets	4,567	2,739
Total current assets	116,855	180,149
Property and equipment, net	7,753	8,919
Restricted cash	1,157	1,157
Other assets	96	—
Income taxes receivable	2,358	2,322
Operating lease right-of-use assets, long-term (Note 11)	9,252	—
Total assets	$137,471	$192,547
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$881	$1,277
Accrued expenses and other liabilities	8,336	5,669
Income taxes payable	—	390
Deferred revenue, current portion	7,783	1,413
Lease liability, current portion (Note 11)	268	—
Total current liabilities	17,268	8,749
Deferred revenue, net of current portion	2,750	9,120
Deferred lease incentive, net of current portion	—	4,088
Deferred rent, net of current portion	—	2,850
Lease liability, net of current portion (Note 11)	15,996	—
Total liabilities	36,014	24,807
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 24,065,676 and 23,518,690 shares issued and 23,865,075 and 23,437,587 outstanding as of December 31, 2019 and 2018, respectively	24	23
Additional paid-in capital	296,145	284,369
Accumulated other comprehensive loss	(31)	(137)
Accumulated deficit	(194,681)	(116,515)
Total stockholders’ equity	101,457	167,740
Total liabilities and stockholders’ equity	$137,471	$192,547

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2019	2018
	(Amounts in thousands, except per share data)
Revenue:
License and research and development revenue	$1,077	$10,505
Total revenue	1,077	10,505
Operating expenses:
Research and development	59,816	43,149
General and administrative	20,276	22,940
Total operating expenses	80,092	66,089
Loss from operations	(79,015)	(55,584)
Investment income	2,987	2,787
Other income	12	12
Unrealized loss on marketable equity securities	(2,150)	(2,926)
Loss before income taxes	(78,166)	(55,711)
Provision for income taxes	—	313
Net loss	$(78,166)	$(56,024)
Other comprehensive income:
Unrealized gain on investments, net of tax of $76 in 2018	106	270
Comprehensive loss	$(78,060)	$(55,754)

Net loss attributable to common stockholders - basic and diluted	$(78,166)	$(56,024)

Net loss per share attributable to common stockholders - basic and diluted	$(3.29)	$(2.40)

Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	23,740	23,370

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2017	23,148	8	$23	$273,059	$(407)	$(76,243)	$196,432
Exercise of stock options	197	21	—	1,016	—	—	1,016
Release of restricted stock units	174	52	—	(1,206)	—	—	(1,206)
Unrealized gain on short-term investments, net of tax of $76	—	—	—	—	270	—	270
Stock-based compensation expense	—	—	—	11,500	—	—	11,500
Adoption of ASC 606 as of January 1, 2018	—	—	—	—	—	15,752	15,752
Net loss	—	—	—	—	—	(56,024)	(56,024)
Balance at December 31, 2018	23,519	81	$23	$284,369	$(137)	$(116,515)	$167,740
Exercise of stock options	237	58	—	1,076	—	—	1,076
Release of restricted stock units	203	61	1	(741)	—	—	(740)
Unrealized gain on short-term investments	—	—	—	—	106	—	106
Stock-based compensation expense	—	—	—	10,326	—	—	10,326
Exercise of stock warrants	71	—	—	1,000	—	—	1,000
Proceeds from at-the-market offering, net of issuance costs	36	—	—	115	—	—	115
Net loss	—	—	—	—	—	(78,166)	(78,166)
Balance at December 31, 2019	24,066	200	$24	$296,145	$(31)	$(194,681)	$101,457

 See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(78,166)	$(56,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,664	1,247
Stock-based compensation expense	10,326	11,500
Accretion of premiums and discounts on investments	(1,013)	(469)
Amortization of deferred lease incentive	—	(703)
Non-cash license consideration (Note 12)	—	(10,451)
Non-cash lease expense (Note 11)	226	—
Other non-cash items	—	(77)
Unrealized loss on marketable equity securities	2,150	2,926
Loss on disposal of asset	4	52
Changes in operating assets and liabilities:
Accounts receivable	(57)	119
Contract asset (Note 12)	16,000	—
Interest receivable	296	72
Prepaid expenses and other current assets	(1,828)	(953)
Other assets	(96)	34
Accounts payable	(217)	435
Accrued expenses and other liabilities	2,984	1,265
Income taxes receivable	(36)	(76)
Income taxes payable	(392)	344
Deferred rent	—	2,746
Operating lease liabilities (Note 11)	(606)	—
Deferred revenue	—	(16)
Net cash used in operating activities	(48,761)	(48,029)
Investing activities
Purchases of property and equipment	(685)	(2,869)
Purchases of investments	(97,837)	(99,435)
Maturities of investments	181,105	140,207
Net cash provided by investing activities	82,583	37,903
Financing activities
Proceeds from at-the-market offering, net of issuance costs (Note 13)	115	—
Proceeds from warrants exercised	1,000	—
Repurchase of common stock pursuant to share surrender	(740)	(1,206)
Proceeds from exercise of stock options	1,076	1,037
Net cash provided by (used in) financing activities	1,451	(169)
Net increase (decrease) in cash, cash equivalents and restricted cash	35,273	(10,295)
Cash, cash equivalents and restricted cash at beginning of period	18,927	29,222
Cash, cash equivalents and restricted cash at end of period	$54,200	$18,927
Supplemental cash flow information:
Cash paid for income taxes	$459	$123
Purchases of property and equipment unpaid at period end	$4	$188
Tenant improvements paid by landlord (Note 11)	$—	$4,996
Public offering costs unpaid at period end	$143	$—
Cash paid included in measurement of lease liabilities (Note 11)	$2,778	$—

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Concert Pharmaceuticals, Inc., or the Company, was incorporated on April 12, 2006 as a Delaware corporation and has its operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that is applying its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach typically starts with previously studied compounds, including approved drugs, that the Company believes may be improved with deuterium substitution. The Company’s pipeline includes multiple clinical stage candidates targeting autoimmune and CNS disorders, and a number of preclinical compounds that it is currently assessing.
During February 2014, the Company completed its IPO, whereby the Company sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, the Company sold 3,300,000 shares of common stock in a public offering at a price to the public of $15.15 per share, resulting in net proceeds to the Company of approximately $46.7 million after deducting underwriting discounts and commissions and offering expenses. During January 2020, the Company completed an underwriting public offering pursuant to which it sold 5,735,283 shares of common stock at the public offering price of $9.92 per share. In addition, the Company sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate gross proceeds the Company received from the public offering was $74.7 million, before deducting underwriting discounts and commissions and other offering related expenses of $4.8 million.
In June 2015, the Company received a one-time payment of $50.2 million from Auspex pursuant to a patent assignment agreement between the Company and Auspex. The Company became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva in May 2015.

In March 2017, the Company entered into the Vertex Agreement with Vertex, pursuant to which the Company agreed to sell and assign to Vertex CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company for up to $250.0 million, subject to the satisfaction of certain closing conditions. In July 2017, the transaction contemplated by the Vertex Agreement closed, and Vertex paid the Company $160.0 million in cash consideration, with $16.0 million initially held in escrow. In February 2019, the $16.0 million held in escrow was released to the Company. Additional information concerning the sale of CTP-656 is discussed in Note 12.
The Company had cash and cash equivalents and investments of $106.4 million as of December 31, 2019. The Company believes that its cash and cash equivalents and investments as of December 31, 2019 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months from the date of issuance of the financial statements. The Company may pursue additional cash resources through public or private financings, by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $194.7 million through December 31, 2019. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all of the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company and the Chief Executive Officer view the Company's operations and manage its business as one operating segment: the development of pharmaceutical products on its own behalf or in collaboration with others. All material long-lived assets of the Company reside in the United States. The Company does use contract research organizations and research institutions located outside the United States. Some of these expenses are subject to collaboration reimbursement, which is presented as a component of license and research and development revenue in the consolidated statements of operations and comprehensive loss.
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
Use of Estimates and Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition; prepaid and accrued research and development expenses; stock-based compensation expense; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
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

The Company reviews available-for-sale securities for other-than-temporary impairment whenever the fair value of an available-for-sale security is less than the amortized cost and evidence indicates that an available-for-sale security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period.
Deferred Offering Costs

Costs incurred such as legal, accounting and other professional fees incurred in the course of preparing for a capital raise are deferred on the balance sheet as deferred offering costs. At the time of the completion of the offering, the costs are reclassified as a reduction of the proceeds of the capital raise as part of additional paid-in capital. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Equity Securities

Marketable equity securities consist of the fair value of shares of common stock of Processa held by the Company, as discussed further in Note 12. The Company recognizes the effects of changes in fair value of equity securities within net income.

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

•
Level 2—quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3—valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

For additional information related to fair value measurements, see Note 3.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of money market funds, investments (including interest receivable) and accounts receivable. The Company's current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. The Company's cash is deposited in and invested through highly rated financial institutions in North America.

The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no foreign exchange contracts, option contracts or other foreign exchange hedging arrangements.

As of December 31, 2019 and 2018, substantially all of the Company’s cash was deposited in accounts at two financial institutions, thus limiting the amount of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits.
Accounts receivable generally represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.
Property and Equipment
Property and equipment are recognized at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful life or the related lease term. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. Potential impairment is assessed when there is evidence that events or circumstances indicate that the carrying amount of an asset may not be recovered. No such impairment losses have been recorded through December 31, 2019.
Rent Expense
Rent expense for the year ended December 31, 2019 consists of the Company's facility at 65 Hayden Avenue, Lexington, Massachusetts. The Company ceased recognizing rent expense for its previous facility at 99 Hayden Avenue when the lease

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expired on September 30, 2018. The Company began recognizing rent expense for 65 Hayden Avenue on January 1, 2018 when it obtained access to the premises.
The Company's operating lease for its facility at 65 Hayden Avenue in Lexington, Massachusetts provides for scheduled annual rent increases throughout the lease term, which expires on January 1, 2029. Additionally, the Company has received certain lease incentives, which are recognized as a reduction to rent expense over the remaining lease term. Refer to Note 11 for additional details regarding the Company’s operating lease.
Contingencies
The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred. No liabilities for legal and other contingencies were accrued as of December 31, 2019 and 2018.
Revenue Recognition
The Company has generated revenue through arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement and an asset sale.
On January 1, 2018, the Company adopted FASB ASU 2014-09, Revenue from Contracts with Customers, and all related amendments, which is also referred to as ASC 606. ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most legacy revenue recognition guidance, including industry-specific guidance. ASC 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts and costs to obtain or fulfill contracts. The Company applied ASC 606 on January 1, 2018 to all contracts using the modified retrospective approach. As a result of the adoption, the cumulative effect to retained earnings at January 1, 2018 was $15.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption of the new standard had an immaterial impact on the Company’s reported revenues, operating income and changes in operating cash flows for the twelve months ended December 31, 2018 as compared to what reported amounts would have been under legacy guidance. The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

	Balance at December 31, 2017	ASC 606 Adjustments	Opening Balance at January 1, 2018
Assets
Contract asset	$—	$16,000	$16,000

Liabilities and Equity
Deferred revenue, current portion	$1,442	$(14)	$1,428
Deferred revenue, net of current portion	8,859	261	9,120
Retained earnings	76,243	15,753	60,490

The impact of adopting ASC 606 primarily relates to the treatment of the consideration held in escrow under the Vertex Agreement. Under previous authoritative guidance, the Company concluded that it would not recognize the Vertex escrow consideration until it was received. However, under ASC 606, the Vertex escrow consideration represents variable consideration and was included in the transaction price at contract inception, as discussed further in Note 12. There was no material effect on the accounting for income taxes resulting from the adoption of ASC 606.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs are expensed as incurred.

Research and development expenses are comprised of costs incurred in providing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract research and development services and other outside costs. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

External research and development expenses associated with the Company’s programs include clinical trial site costs, research compounds and clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support and materials and supplies used in support of the clinical and nonclinical programs. Internal costs of the Company’s clinical program include salaries, benefits, stock-based compensation and an allocation of the Company’s facility costs. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.
Accounting for Stock-Based Compensation
The Company issues stock options and restricted stock units, or RSUs, to certain employees, officers and directors. The Company accounts for stock compensation using the fair value method, which results in the recognition of compensation expense over the vesting period of the awards. See Note 8 for additional information.
Income Taxes
Income taxes are recorded in accordance with ASC Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. The Company evaluates tax positions taken, or expected to be taken, in the course of preparing its tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recognized as a tax expense. As of December 31, 2019 or 2018, the Company did not have any significant uncertain tax positions.
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
The Company leases office space under a non-cancelable operating lease, which is further described in Note 11. The Company has standard indemnification arrangements under the lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities and actions directly resulting from any breach, violation or non-performance of any covenant or condition of the Company’s lease.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Vertex Agreement, as discussed further in Note 12, the Company agreed to indemnify Vertex for certain matters, including breaches of specified representations and warranties, covenants included in the Vertex Agreement and specified tax claims. Representations and warranties, other than certain fundamental representations and warranties, survived for a period of eighteen months following the closing, and the maximum liability of the Company for claims by Vertex related to the breaches of such representations and warranties, with limited exceptions, was limited to the escrow amount, or $16.0 million. In January 2019, the escrow period expired, and the escrow of $16.0 million was released to the Company in February 2019.
As of December 31, 2019 and 2018, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of unrealized holdings losses on investments as of December 31, 2019 and 2018.
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. On January 1, 2019, the Company adopted ASU 2016-02 and all related amendments. For discussion regarding the impact of this accounting pronouncement, refer to Note 11.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, that expands the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 provides that an entity should apply the requirements of Topic 718 to non-employee awards except for certain exemptions specified in the amendment. The Company adopted this new standard effective January 1, 2019, and it did not have a material effect on the consolidated financial statements and related disclosures.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule beginning with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
Pending Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As a smaller reporting company, ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-13 will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for internal-use software. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2018-15 will have on its financial statements and related disclosures.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard includes removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2019-12 will have on its financial statements and related disclosures.

3. Fair Value Measurements

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of December 31, 2019 and 2018 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash equivalents:
Money market funds	$40,782	$—	$—	$40,782
Government agency securities	—	2,000	—	2,000
Investments, available for sale:
U.S. Treasury obligations	34,499	—	—	34,499
Government agency securities	10,997	7,899	—	18,896
Marketable equity securities:
Corporate equity securities	5,375	—	—	5,375
Total	$91,653	$9,899	$—	$101,552

	Level 1	Level 2	Level 3	Total
December 31, 2018
Cash equivalents:
Money market funds	$7,643	$—	$—	$7,643
U.S. Treasury obligations	1,748	—	—	1,748
Investments, available for sale:
U.S. Treasury obligations	34,103	746	—	34,849
Government agency securities	64,733	35,962	—	100,695
Marketable equity securities:
Corporate equity securities	7,525	—	—	7,525
Total	$115,752	$36,708	$—	$152,460

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Cash, Cash Equivalents, Investments and Marketable Equity Securities

Cash, cash equivalents, available for sale investments and marketable equity securities included the following as of December 31, 2019 and 2018:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2019
Cash		$10,261	$—	$—	$10,261
Money market funds		40,782	—	—	40,782
Government agency securities	8 days	2,000	—	—	2,000
Cash and cash equivalents		$53,043	$—	$—	$53,043

U.S. Treasury obligations	108 days	$34,475	$24	$—	$34,499
Government agency securities	74 days	18,874	22	—	18,896
Investments, available for sale		$53,349	$46	$—	$53,395

December 31, 2019		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities		$10,451	$—	$(5,076)	$5,375

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2018
Cash		$8,379	$—	$—	$8,379
Money market funds		7,643	—	—	7,643
U.S. Treasury obligations	31 days	1,748	—	—	1,748
Cash and cash equivalents		$17,770	$—	$—	$17,770

U.S. Treasury obligations	151 days	$34,856	$2	$(9)	$34,849
Government agency securities	153 days	100,748	7	(60)	100,695
Investments, available for sale		$135,604	$9	$(69)	$135,544

December 31, 2018		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities		$10,451	$—	$(2,926)	$7,525

5. Restricted Cash
Restricted cash as of December 31, 2019 and 2018 was held as collateral for stand-by letters of credit issued by the Company to its landlords in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts. For additional information regarding the Company's lease, see Note 11. Cash, cash equivalents and restricted cash consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$53,043	$17,770
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$54,200	$18,927

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment
Property and equipment consist of the following as of December 31, 2019 and 2018:

	Estimated useful life (in years)	December 31, 2019	December 31, 2018
Laboratory equipment	5	$3,736	$3,484
Computer, telephone and office equipment	3	891	875
Software	3	122	206
Leasehold improvements	Lesser of useful life or remaining lease term	5,929	5,866
		10,678	10,431
Less accumulated depreciation and amortization		(2,925)	(1,512)
		$7,753	$8,919
Depreciation and amortization expense was charged to operations in the amounts of $1.7 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Accrued professional fees and other	$862	$672
Employee compensation and benefits	3,222	3,067
Research and development expenses	4,252	1,476
Deferred lease incentive, current portion	—	454
	$8,336	$5,669
8. Stock Compensation

Stock incentive plans

The Company previously sponsored an Amended and Restated 2006 Stock Option and Grant Plan, or the 2006 Plan, which provided for the issuance of shares of common stock in the form of incentive stock options, nonstatutory stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. The 2006 Plan was replaced by the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, which became effective in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. In addition, the 2014 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2014 Plan. Effective January 1, 2020, 954,603 shares were added to the 2014 Plan for future issuance pursuant to this evergreen provision.

The 2006 Plan has no shares remaining available for grant, although existing stock options granted under the 2006 Plan remain outstanding. As of December 31, 2019, 1,265,774 shares were available for future grant under the 2014 Plan.

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

The following table provides certain information related to the Company's outstanding stock options as of December 31, 2019 and 2018:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2019	2018
Weighted-average fair value of options granted, per option	$8.94	$17.74
Aggregate grant date fair value of options vested during the year	$9,354	$7,755
Total cash received from exercises of stock options	$1,076	$1,037
Total intrinsic market value of stock options exercised	$1,277	$2,599

The weighted-average fair value of options granted in the years ended December 31, 2019 and 2018 reflect the following weighted-average assumptions:

	Year ended December 31,
	2019	2018
Expected volatility	76.83%	77.22%
Expected term	6.0 years	6.0 years
Risk-free interest rate	2.16%	2.64%
Expected dividend yield	—%	—%
Expected volatility. For the years ended December 31, 2019 and 2018, expected volatility was estimated using a weighted average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
Expected term. The expected term of awards represents the period of time that the awards are expected to be outstanding. The expected term was determined using the simplified method as prescribed by SAB No. 107, Share-Based Payment, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees.
Risk-free interest rate. For the years ended December 31, 2019 and 2018, the risk-free interest rate was estimated using an average of treasury bill interest rates over a period commensurate with the expected term of the option at the time of grant.
Expected dividend yield. The expected dividend yield is zero, as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
Forfeiture rate. The Company elected to estimate potential forfeiture of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up in the period of change and impact the amount of stock compensation expense to be recognized in future periods. For the years ended December 31, 2019 and 2018, the Company assumed forfeiture rates of approximately 7%.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option activity for the year ended December 31, 2019:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Market Value
			(In years)
Outstanding at December 31, 2018	3,557,406	$15.26
Granted	1,037,750	$13.22
Exercised	(237,473)	$7.75
Forfeited or expired	(245,074)	$18.02
Outstanding at December 31, 2019	4,112,609	$15.01	6.86	$1,183
Exercisable at December 31, 2019	2,599,751	$14.04	5.98	$1,179
Vested and expected to vest at December 31, 2019 (1)	3,989,373	$14.98	6.79	$1,182

(1)
Represents the number of vested stock option shares as of December 31, 2019, plus the number of unvested stock option shares that the Company estimated as of December 31, 2019 would vest, based on the unvested stock option shares as of December 31, 2019 and an estimated forfeiture rate of 7%.

As of December 31, 2019, there was $15.0 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.4 years.

Restricted stock units

On July 6, 2017, the Company granted 0.5 million RSUs, or the 2017 RSU grant, to executives and employees. The awards granted to non-executive employees were service-based, whereas the awards granted to executives were a blend of service-based and performance-based. Assuming all service and performance conditions were achieved, fifty percent of the RSUs would vest on March 31, 2018, and the remaining fifty percent of the RSUs would vest on March 31, 2019. Certain executive awards were subject to the achievement of defined performance criteria prior to March 31, 2018, including the closing of the transaction contemplated by the Vertex Agreement and the institution by the PTAB of the PGR petition filed by the Company against Incyte. In January 2018, the PTAB did not grant the Company's petition to institute the PGR and, as a result, the corresponding performance-based awards did not vest on March 31, 2018.

The Company used the accelerated attribution method to recognize expense over the required service period based on its estimate of the number of performance-based awards vested. For any change in the estimate of the number of performance-based awards that were probable of vesting, the Company cumulatively adjusted compensation expense in the period that the change in estimate was made.

On August 15, 2019, the 2019 RSU grant date, the Company granted 0.4 million RSUs, or the 2019 RSU grant, to certain executives and employees. All awards are service-based and vest annually over two years. On the first anniversary of the 2019 RSU grant date, thirty-five percent of the RSUs will vest. The remainder of the RSUs will vest on the second anniversary of the 2019 RSU grant date.

RSUs are not included in issued and outstanding common stock until the shares are vested and settled. As of December 31, 2019, all achieved RSUs from the 2017 RSU grant had vested, and no RSUs from the 2019 RSU grant had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of RSU activity, including both service-based and performance-based RSUs for the year ended December 31, 2019:

	Number of RSU Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	228,150	$13.87
Granted	412,220	$10.27
Released	(202,550)	$13.87
Forfeited	(44,191)	$12.36
Outstanding at December 31, 2019	393,629	$10.27

As of December 31, 2019, there was $3.5 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 1.6 years.
Stock-based compensation expense
Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Research and development	$5,049	$5,221
General and administrative	5,277	6,279
Total stock-based compensation expense	$10,326	$11,500

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Loss Per Share

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
The following table illustrates the determination of loss per share for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(78,166)	$(56,024)
Denominator:
Weighted-average shares outstanding - basic and diluted	23,740	23,370

Net loss per share applicable to common stockholders - basic and diluted	$(3.29)	$(2.40)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	232	666
Restricted stock units	61	185
Warrants	70	132

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes
During the year ended December 31, 2019, the Company recorded net loss before taxes of $78.2 million and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the year ended December 31, 2019. On July 25, 2017, the transaction contemplated by the Vertex Agreement closed, as discussed in Note 12, and Vertex paid the Company $160.0 million in cash consideration, with $16.0 million initially held in escrow. For income tax purposes, the $16.0 million held in escrow was recognized under the installment method and therefore deferred until the cash was received by the Company in February 2019. Under Section 453A of the U.S. Internal Revenue Code, or Code, the Company is required to recognize interest on the deferred tax liability with respect to the portion of the installment sale outstanding as of the close of each taxable year that exceeds $5.0 million. As a result, the Company accrued interest of $0.2 million for 2018. The $16.0 million initially held in escrow was released to the Company in February 2019, and the Company recognized no interest for 2019.
Additionally, during 2019, the Company recorded unrealized gains on its investments in available-for-sale securities in other comprehensive income. Intraperiod tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations. As a result of these rules, the Company recorded a benefit of $0.1 million in continuing operations, with a corresponding reduction in other comprehensive income of $0.1 million, related to its unrealized gains on its investments in available-for-sale securities during 2018. There was no impact to the Company for 2019 as a result of these rules.
The Tax Cuts and Jobs Act, or TCJA, repealed the corporate alternative minimum tax, or AMT, for years after 2017. Corporations that were previously subject to the AMT and have AMT tax credit carryforwards as of December 31, 2017, are eligible for a refund of these credits for tax years beginning after 2017 and before 2022. The Company was subject to AMT in the amount of $1.9 million in 2017. Since the AMT paid on its 2017 tax return generated an AMT credit that will be refundable between 2018 and 2022, the Company recorded a $1.9 million income tax receivable rather than a tax expense for 2017. Further, the Company also had a deferred tax asset for its AMT credit carryforward related to its AMT liability paid in 2015 in the amount of $0.3 million. This deferred tax asset was previously offset by a full valuation allowance. As a result of the change in law, the Company reclassified the 2015 AMT credit carryforward from deferred tax assets to income tax receivable during 2017. As of December 31, 2019, the Company had a $2.3 million income tax receivable related to AMT taxes in prior years.
The Company’s ability to use its operating loss carryforwards and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the Code. Net operating loss and tax credit carryforwards are subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Code. Such changes would limit the Company’s use of its operating loss and tax credit carryforwards. In such a situation, the Company may be required to pay income taxes, even though significant operating loss and tax credit carryforwards exist. Additionally, any future financing could result in a change in control, as defined by Sections 382 and 383 of the Code, which could further limit the Company's use of its operating loss and tax credit carryforwards. In determining the tax provisions for 2018, the Company assessed its ability to use its net operating loss carryforwards in accordance with Sections 382 and 383 of the Code.
A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
State income taxes	6.8%	6.2%
Change in valuation allowance	(29.8)%	(30.9)%
Research and development and other credits	3.2%	4.0%
Permanent items	(1.1)%	(0.3)%
Other	(0.1)%	(0.6)%
Federal rate change	—%	—%
Effective income tax rate	—%	(0.6)%

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s net deferred tax assets consist of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$38,544	$23,841
Deferred revenue	2,878	2,878
Research and development and other credit carryforwards	18,573	15,597
Lease liability	4,443	—
Other	7,508	7,985
	71,946	50,301
Valuation allowance	(67,737)	(44,453)
Total deferred tax assets, net of valuation allowance	$4,209	$5,848
Deferred tax liabilities:
Fixed assets	$1,681	$1,477
Right of use asset	2,528	—
Gain deferred under installment method	—	4,371
Total deferred tax liabilities	$4,209	$5,848
Net deferred tax assets	$—	$—
Subject to the limitations described above and the impacts of the TCJA, as of December 31, 2019, the Company had gross federal net operating loss carryforwards of $153.0 million and state net operating loss carryforwards of $101.6 million available to reduce future taxable income, of which $54.8 million of the gross federal net operating loss carryforwards and $101.6 million of the state net operating loss carryforwards will expire at various dates beginning in 2034. Approximately $98.2 million of the federal net operating loss carryforwards will be carried forward indefinitely. The Company also had federal and state tax credit carryforwards of $14.2 million and $5.5 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2039.
Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the carryforward period. The Company currently has deferred tax assets in excess of its deferred tax liabilities, resulting in the Company having net deferred tax assets. The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its net deferred tax assets. As a result, the net deferred tax assets have been fully reserved as of December 31, 2019 and 2018.
As of December 31, 2019, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the statement of operations. As of December 31, 2019, the Company had no accrued interest related to uncertain tax positions.
The Company is currently open to examination under the statute of limitations by the IRS and state jurisdictions for the tax years ended 2016 through 2018. Carryforward tax attributes generated in years prior to 2016 may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments

Lease

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is also referred to as ASC 842. ASC 842 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASC 842 also requires certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 effective January 1, 2019. The Company has elected to employ the transitionary relief offered by the FASB under ASU 2018-11, and implement the new standard without the restatement of comparative periods' financial information. ASU 2018-11 also provides for recognizing the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019; however, no such adjustment was required by the Company.

The Company has elected to employ the package of practical expedients offered under ASC 842, which allow the Company to not reassess the following:

•	the presence of a lease in any expired or existing contracts;

•	the lease classification for any expired or existing leases; and

•	the initial direct costs for any existing leases.

The Company currently has a lease, or the Lease, for approximately 56,000 square feet of office and laboratory space located at 65 Hayden Avenue, Lexington, Massachusetts, or the Premises, which was classified as an operating lease under the previous leasing standard, ASC 840. The Lease is also classified as an operating lease under ASC 842 in accordance with the Company's election of the practical expedient under ASC 842. Pursuant to the package of practical expedients, the Company did not reassess initial direct costs for the Premises. Additionally, the Company made the policy election to adopt the practical expedient to not separate lease components from non-lease components for the right-to-use asset class of office and laboratory space. This policy election results in the Company accounting for the lease component, the use of the Premises and the non-lease components, which include the use of the parking garage, building elevators and HVAC, as a single lease component.

The Company occupied the Premises in the third quarter of 2018; however, the Company gained access to the space on January 1, 2018 in order to start making certain tenant improvements. Accordingly, the lease commencement date was determined to be January 1, 2018 under the prior guidance of ASC 840, and therefore the Company began recognizing lease expense as of that date. The Lease term extends ten years following January 1, 2019. The Company is entitled to two five-year options to extend the Lease; however, these options were not included in the calculation of the Lease asset or liability. The Company elected to employ the provision under ASC 842 to use hindsight with respect to determining the lease term (i.e., consideration of the actual outcome of lease renewals, termination options and purchase options) and in assessing any impairment of right-of-use assets for existing leases. The Company notes that no events such as renewals or termination options have occurred with respect to the Lease for the Premises. Therefore, the hindsight practical expedient under ASC 842 had no impact on the accounting term as previously determined under ASC 840. As of December 31, 2019, the remaining lease term for the Premises is 9 years.

The Lease provides for annual base rent of approximately $2.8 million in the first year following the Base Rent Commencement Date of January 1, 2019, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $0.5 million at the beginning of the second year of the Lease term if the Company is not in default under the Lease). There are no variable payments, exercise purchase options, penalties, fees or residual value guarantees under the Lease. The Company is also obligated to pay the landlord for certain costs, taxes and operating expenses related to the Premises, subject to certain exclusions; however, the Company concluded that these payments are not in-substance fixed payments and therefore are not included in the calculation of the related lease liability and asset under ASC 842.

The Company recorded the liability associated with the Lease for the Premises at the present value of the lease payments not yet paid, discounted using the discount rate for the Lease established at the commencement date. Since the Lease does not provide an implicit rate, the Company had to estimate the incremental borrowing rate, or IBR, as of the commencement date. The IBR is defined under ASC 842 as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

The IBR for the Lease was determined by establishing a credit rating of the Company using the Rank Order Model. Based on the established credit rating, the Company determined a borrowing rate using the Recovery Rate method, adjusted for the risk-free rate, which resulted in an IBR of approximately 13%. The Company used this IBR of 13% to discount the remaining lease

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments over the remaining lease term and recorded a lease liability of $16.9 million on January 1, 2019. This lease liability will be amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of December 31, 2019, the Company had a current lease liability of $0.3 million and a non-current lease liability of $16.0 million recorded in its consolidated balance sheets.

The Company received an improvement allowance from the landlord of approximately $5.0 million for certain permitted costs related to the design of the Company's improvements to the Premises, consisting of normal tenant improvements. The Company is deemed to be the owner of these tenant improvements during the lease term. These $5.0 million of improvements are included in the Company’s property, plant and equipment balances in its consolidated balance sheets as of December 31, 2019 and are depreciated over the shorter of their useful life or the related lease term.

On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represented the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives (the improvement allowance) in the amount of $4.5 million. The right-of-use asset will be amortized over the remaining Lease term in an amount equal to the difference between the calculated straight-line expense of the total Lease payments less the monthly interest calculated on the remaining lease liability. As of December 31, 2019, the Company had a long-term lease asset of $9.3 million recorded in its consolidated balance sheets.

The following table presents a summary of the amount by which each financial statement line item was affected by the adoption of ASC 842:

	January 1, 2019
	Prior to Adoption of ASC 842	Effect of Adoption	Subsequent to Adoption of ASC 842
Operating lease right-of-use assets, long-term	$—	$9,478	$9,478
Accrued expenses and other liabilities	5,669	(454)	5,215
Lease liability, current portion	—	607	607
Deferred lease incentive, net of current portion	4,088	(4,088)	—
Deferred rent, net of current portion	2,850	(2,850)	—
Lease liability, net of current portion	—	16,264	16,264
Accumulated deficit	(116,515)	—	(116,515)

The adoption of ASC 842 did not have a material impact on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019, or the consolidated statement of cash flows for the year ended December 31, 2019.
The Company will recognize rent expense, calculated as the remaining cost of the Lease allocated over the remaining Lease term, on a straight-line basis. Rent expense will be presented as part of continuing operations in the condensed consolidated statement of operations and comprehensive loss. For the year ended December 31, 2019, the Company recognized $2.4 million in rent expense.
For the year ended December 31, 2019, the Company paid $2.8 million in rent relating to the Lease. As a payment arising from an operating lease, the $2.8 million will be classified within operating activities in the consolidated statements of cash flows.
As of December 31, 2019, the discount rate for the Lease was 13.08%, and the remaining Lease term for the Premises was 9 years.

Future minimum lease payments under the Company's non-cancelable operating leases as of December 31, 2019 were as follows:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities:	For the year ended December 31,
2020	$2,406
2021	2,969
2022	3,058
2023	3,150
2024	3,244
Thereafter	13,979
Total lease payments	$28,806
Less imputed interest	$(12,542)
Total	$16,264

Prior to the adoption of ASC 842, and pursuant to the legacy guidance within ASC 840, the Company recorded rent expense on a straight-line basis through the end of the lease term and also recorded deferred rent on the consolidated balance sheets. The Company recorded the tenant improvement allowance as a deferred lease incentive and was amortizing the deferred lease incentive through a reduction of rent expense ratably over the lease term.

As of December 31, 2018, the future minimum lease payments due under the Lease were as follows:

For the year ended December 31,
2019	$2,776
2020	2,383
2021	2,945
2022	3,034
2023	3,125
Greater than 5 years	17,085
Total minimum lease payments	$31,348

The Company recorded total rent expense of $3.3 million for the year ended December 31, 2018 pursuant to ASC 840.

12. Revenue

The Company's revenue is generated through collaborative licensing agreements, patent assignments and sales of intellectual property. The Company generates its revenue through one segment and the revenue recognized under each of the Company's arrangements during the current and prior period is described below. The terms of these agreements may contain multiple promised goods or services or optional goods and services, including licenses to product candidates, referred to as exclusive licenses, as well as research and development activities to be performed by the Company on behalf of the collaboration partner related to the licensed product candidates.
Revenue recognition
Revenue is recognized when control of the promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or providing services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
When determining whether the customer has obtained control of the goods or services, the Company considers the point at which the customer may benefit from the goods or services. For licenses to product candidates, revenue is recognized upon grant or transfer of the exclusive license, as the Company's licenses are considered functional in nature. For research, development and manufacturing activities, revenue is recognized as the work is performed using either the output or input method.
Performance obligations

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Significant payment terms

The Company’s revenue arrangements include payments to the Company of one or more of the following: a non-refundable, upfront payment; milestone payments; payment of license exercise or option fees with respect to product candidates; fees for research and development services rendered; and royalties on commercial sales of licensed product candidates, if any. To date, the Company has received upfront payments, several milestone payments and certain research and development service payments, but has not received any license exercise or option fees or earned royalty revenue as a result of product sales.
Under ASC 606, the Company estimates the amount of consideration to which it will be entitled in exchange for satisfying performance obligations. Based on the Company’s current contracts, variable consideration primarily exists in the following forms: development and regulatory milestones, royalties and sales-based milestones. The Company utilizes the "most likely amount" variable consideration method for estimating development and regulatory milestone consideration to include in the transaction price. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company refers to this as the variable consideration constraint.
Due to the uncertainty associated with the occurrence of the underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of those development and regulatory milestones received to date, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of the ASC 606 transition date and as of December 31, 2019, and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

To date, the Company has not recognized any royalties or sales-based milestones under its licensing and collaboration arrangements. Royalties and sales-based milestones qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sales-and-usage by the licensee and (ii) a license of intellectual property is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company's collaborator and the Company has a present right to payment.
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

Contract assets

The Company did not have a contract asset as of December 31, 2019 as compared to $16.0 million as of December 31, 2018. The decrease in the contract asset balance is the result of the receipt of the $16.0 million that had initially been held in escrow for indemnification purposes related to the asset purchase by Vertex, and was released to the Company in February 2019.

Contract liabilities

As of December 31, 2019 and 2018, the Company had $10.5 million in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance, but currently constrained from recognition. The contract liabilities consist of the following deferred revenue:

•
$7.8 million related to the Company's collaboration with Celgene, $1.4 million of which is attributable to the CTP-730 program and is currently expected to be recognized as revenue in the next twelve months as the Company satisfies its remaining research and development activities pursuant to mutually agreed upon development plans, and $6.4 million

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of which is attributable to two additional license programs that the Company will not recognize as revenue unless Celgene exercises its rights with respect to those programs, or in the second quarter of 2020 at such time that Celgene's rights lapse; and

•	$2.8 million related to a payment received from GSK that the Company will not recognize as revenue until all repayment obligations lapse.

Contract liabilities are presented as deferred revenue and classified as current or non-current based on the timing of when the Company expects to recognize revenue. During the twelve months ended December 31, 2019, no deferred revenue was recognized into revenue. During the twelve months ended December 31, 2018, $16 thousand of deferred revenue was recognized into revenue.

Revenue arrangements
Vertex
On March 3, 2017, the Company entered into the Vertex Agreement with Vertex pursuant to which the Company agreed to sell and assign to Vertex CTP-656, now known as VX-561, and other cystic fibrosis assets of the Company. On July 25, 2017, or the Vertex Closing Date, the transaction contemplated by the Vertex Agreement closed, and Vertex paid the Company $160.0 million in cash consideration, with $16.0 million initially held in escrow, which was released to the Company in February 2019. In addition, Vertex has agreed to pay the Company an aggregate of up to $90.0 million upon the achievement of certain milestone events.
As of December 31, 2018, the Vertex indemnification variable consideration represented a contract asset to be released from escrow 18 months following the Vertex Closing Date and was classified as a current asset in the accompanying consolidated balance sheet. Additionally, the variable consideration related to the regulatory milestone payments are fully constrained due to the uncertainty associated with the achievement of the respective milestones. Accordingly, no contract asset was recorded as of December 31, 2019.
Processa

On October 4, 2017, the Company entered into an Option and License Agreement, or the Option Agreement, with Promet Therapeutics, LLC, or Promet, pursuant to which the Company granted Promet an option to obtain an exclusive license to CTP-499, a deuterated analog of 1-(S)-5-hydroxyhexyl-3,7-dimethylxanthine, or HDX, an active metabolite of pentoxifylline, provided certain conditions were met. On October 5, 2017, Promet closed an asset purchase agreement with Heatwurx, Inc., a public company, creating Processa.

On March 19, 2018, the Company entered into an Amendment to the Option Agreement, or the Amendment, and a Securities Purchase Agreement, or the Securities Agreement, both with Promet and Processa. Pursuant to the Amendment, the Company granted Promet, who then assigned to Processa, an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499, now known as PCS-499. Upon transfer of the license and as consideration for the license, the Company received 2,090,301 shares of common stock of Processa. In December 2019, Processa implemented a reverse stock split, and the Company now owns 298,615 shares of common stock of Processa.

The Company is also eligible to receive royalties on worldwide net sales.

The Amendment contained one performance obligation: an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499. The Company determined that the transaction price was $10.5 million, which was based on the fair value of the non-cash consideration received on March 19, 2018, which consisted of 2,090,301 shares of publicly traded common stock of Processa. The transaction price of $10.5 million was allocated to the single performance obligation. The performance obligation was considered satisfied at contract inception, as the exclusive license transferred control to the customer at this point in time. Accordingly, revenue of $10.5 million was recognized during the first quarter of 2018.

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the consolidated statement of operations and comprehensive loss.
The Amendment contains consideration that is variable based on royalties upon the customer's commercial success with the licensed product. The consideration related to royalty payments is considered variable consideration that is fully constrained in

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Processa and the Company has a present right to payment.

For the year ended December 31, 2019, the Company recognized $34 thousand in revenue related to intellectual property cost reimbursements. For the year ended December 31, 2018, the Company recognized $10.5 million in revenue related to the transfer of the license.

Cipla

The Company entered into the Cipla Agreement with Cipla on January 16, 2019, or the Cipla Closing Date, pursuant to which the Company granted Cipla an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-354, a novel GABAA receptor subtype-selective modulator. As consideration for the license, the Company received an upfront payment of $1.0 million.

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

The Cipla Agreement contained one performance obligation: an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-354, referred to as the Transfer of License Performance Obligation. The Company concluded that the option to purchase existing inventory did not provide Cipla a material right, and as such, was treated as a separate contract. The transaction price was determined to be $1.0 million based on the upfront consideration received as of the Cipla Closing Date.

As of the Cipla Closing Date, the Transfer of License Performance Obligation was satisfied, as the control of CTP-354 transferred to Cipla, the customer. As a result, the full transaction price was recognized as revenue on the Cipla Closing Date. The sale of existing inventory is recognized as goods are transferred to the customer.

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

The Company recognized $1.0 million in revenue associated with the sale of existing inventory and the Transfer of License Performance Obligation for the year ended December 31, 2019.
13. Open Market Sale Agreement

On March 1, 2019, the Company entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $50 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the ATM Agreement, and also has provided Jefferies with customary indemnification and contribution rights. In addition, the Company has agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50 thousand, in addition to certain ongoing disbursements of Jefferies' counsel. As of February 24, 2020, the Company has sold 36,167 shares of its common stock in accordance with the ATM Agreement for net proceeds of $0.4 million, after payment of cash commissions of 3.0 percent of the gross proceeds to its sales agent. Additionally, the Company incurred approximately $0.3 million related to legal, accounting and other fees in connection with the ATM Agreement as of December 31, 2019.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. 401(k) Retirement Plan

In January 2008, the Company established the Concert Pharmaceuticals 401(k) Retirement Plan, or the 401(k) Plan, in which substantially all of its permanent employees are eligible to contribute a percentage of base wages up to an amount not to exceed an annual statutory maximum. The Company matches 50% of the first 6% of an employee’s contributions subject to statutory limits.

The Company made matching contributions under the 401(k) Plan of $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

15. Warrant to Purchase Redeemable Securities
On June 8, 2017, the Company entered into a Loan Agreement with Hercules Technology Growth Capital, Inc., or Hercules. In connection with the entry into the Loan Agreement, the Company issued warrants, or the Warrants, to certain entities affiliated with Hercules, exercisable for an aggregate of 61,273 shares of the Company’s common stock at an exercise price of $12.24 per share. The Warrants have a five-year term, expiring June 8, 2022, and may be exercised on a cashless basis. The Warrants had a total relative fair value of $0.5 million upon issuance and were recorded as a debt discount.

Pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, the Warrants were classified as equity and were initially measured at relative fair value. Subsequent changes to fair value will not be recognized so long as the instrument continues to be equity classified. To determine the relative fair value, the Company measured the fair value of the Warrants as of June 8, 2017 using the Black-Scholes-Merton option pricing model. The significant assumptions used in estimating the fair value of the Warrants include the volatility of the stock underlying the warrants, risk-free interest rate and estimated life of the warrant. The Company used the following weighted-average assumptions:

Expected volatility	73.71%
Expected term (in years)	5
Risk-free interest rate	1.75%
Expected dividend yield	—%

Consistent with the Company’s weighted-average assumptions used in determining the fair value of options, expected volatility was estimated using a weighted average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded.

16. Quarterly Financial Information (unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$1,005	$49	$10	$13
Operating expenses	21,399	19,474	18,253	20,966
Loss from operations	(20,394)	(19,425)	(18,243)	(20,953)
Other (expense) income, net	(1,432)	757	1,058	466
Net loss	$(21,826)	$(18,668)	$(17,185)	$(20,487)
Net loss per share - basic and diluted	$(0.93)	$(0.78)	$(0.72)	$(0.86)

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$10,479	$2	$11	$13
Operating expenses	14,286	14,376	17,351	20,076
Loss from operations	(3,807)	(14,374)	(17,340)	(20,063)
Other (expense) income, net	(656)	1,329	(29)	(771)
Provision for income taxes	—	(280)	(18)	(15)
Net loss	$(4,463)	$(13,325)	$(17,387)	$(20,849)
Net loss per share—basic and diluted	$(0.19)	$(0.57)	$(0.74)	$(0.89)

17. Subsequent Events

During January 2020, the Company completed an underwriting public offering pursuant to which it sold 5,735,283 shares of its common stock at the public offering price of $9.92 per share. In addition, the Company sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate gross proceeds the Company received from the public offering was $74.7 million, before deducting underwriting discounts and commissions and other offering related expenses of $4.8 million.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Concert Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Concert Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Concert Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Concert Pharmaceuticals, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2020

ITEM 9B.	Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2019, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2019, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2019, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2019, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2019, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements
Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)	Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)	Exhibits

Exhibit number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2014)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2014)

3.3	Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2017)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2014)

4.2
Form of Warrant Agreement, dated as of June 8, 2017, issued to Hercules Technology II, L.P. and Hercules Technology III, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2017)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020)

4.4 *	Description of Capital Stock

10.1 #	Amended and Restated 2006 Stock Option and Grant Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on January 13, 2014)

10.2 #
Form of Incentive Stock Option Agreement under 2006 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on January 13, 2014)

10.3 #
Form of Nonstatutory Stock Option Agreement under 2006 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on January 13, 2014)

10.4 #	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2014)

10.5 #	Form of Incentive Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2014)

10.6 #	Form of Nonstatutory Stock Option Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2014)

10.7 #	Form of Restricted Stock Unit Award Agreement under 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2017)

10.8 #*	Employment Agreement, dated as of October 31, 2018, by and between the Registrant and Roger D. Tung

10.9 #*	Form of Employment Agreement by and between the Registrant and each non-CEO executive officer

10.10 #
Form of Indemnification Agreement by and between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on January 13, 2014)

10.11 #	Summary of Executive Bonus Program (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on January 13, 2014)

10.12 #*	Summary of Non-Employee Director Compensation Program

10.13
Indenture of Lease, dated as of December 21, 2017, by and between the Registrant and HCP/King Hayden Campus LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on March 1, 2018)

10.14 †
Development and License Agreement, dated as of February 28, 2012, by and between the Registrant and Avanir Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2014)

10.15
Asset Purchase Agreement, dated as of March 3, 2017, by and among the Registrant, Vertex Pharmaceuticals (Europe) Limited, as Buyer, and Vertex Pharmaceuticals Incorporated, as Guarantor (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2017)

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Ernst & Young LLP

31.1 *	Principal Executive Officer-Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Principal Financial Officer-Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Principal Executive Officer-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Principal Financial Officer-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

† Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the
Securities and Exchange Commission

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

CONCERT PHARMACEUTICALS, INC.

By:	/s/ Roger D. Tung, Ph.D.
Roger D. Tung, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger D. Tung, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Roger D. Tung, Ph.D.

/s/ Marc A. Becker	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Marc A. Becker

/s/ Richard H. Aldrich	Chairman of the Board	February 27, 2020
Richard H. Aldrich

/s/ Thomas G. Auchincloss, Jr.	Director	February 27, 2020
Thomas G. Auchincloss, Jr.

/s/ Ronald W. Barrett, Ph.D.	Director	February 27, 2020
Ronald W. Barrett, Ph.D.

/s/ Jesper Høiland	Director	February 27, 2020
Jesper Høiland

/s/ Peter Barton Hutt	Director	February 27, 2020
Peter Barton Hutt

/s/ Wilfred E. Jaeger, M.D.	Director	February 27, 2020
Wilfred E. Jaeger, M.D.

/s/ Christine van Heek	Director	February 27, 2020
Christine van Heek