Form 10-Q
period 2020-03-31
CONCERT PHARMACEUTICALS, INC.
filed 2020-04-30
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 24, 2020: 29,653,295

REFERENCES TO CONCERT
Throughout this Quarterly Report on Form 10-Q, “Concert,” “the Company,” “we,” “us” and “our,” except where the context requires otherwise, refer to Concert Pharmaceuticals, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Concert Pharmaceuticals, Inc.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward‑looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward‑looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward‑looking statements, although not all forward‑looking statements contain these identifying words.
The forward‑looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
ongoing and planned clinical trials for our product candidates, whether conducted by us or by our collaborators, including the timing of initiation and completion of these trials and of the anticipated results;

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

•	the timing of and our ability to obtain and maintain marketing approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utilization of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position and strategy;

•	the outcome of our inter partes review proceeding regarding U.S. Patent No. 9,249,149 covering CTP-543;

•	our freedom to operate with respect to third-party patents;

•	our expectations regarding our DCE Platform® and the potential advantages of our product candidates;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	risks associated with the COVID-19 pandemic, which may adversely impact our business, clinical trials and supply chain;

•	developments relating to our competitors and our industry; and

•	the impact of government laws and regulations.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. Risk Factors, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments that we may make.
You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$46,079	$53,043
Investments, available for sale	113,515	53,395
Marketable equity securities	2,986	5,375
Interest receivable	428	260
Deferred offering costs	—	143
Accounts receivable	1	72
Income taxes receivable, current	2,358	—
Prepaid expenses and other current assets	4,028	4,567
Total current assets	169,395	116,855
Property and equipment, net	7,457	7,753
Restricted cash	1,157	1,157
Other assets	82	96
Income taxes receivable	—	2,358
Operating lease right-of-use assets, long-term	9,184	9,252
Total assets	$187,275	$137,471
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,444	$881
Accrued expenses and other liabilities	4,261	8,336
Income taxes payable	—	—
Deferred revenue, current portion	7,783	7,783
Lease liability, current portion	783	268
Total current liabilities	14,271	17,268
Deferred revenue, net of current portion	2,750	2,750
Lease liability, net of current portion	15,775	15,996
Total liabilities	32,796	36,014
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 29,852,196 and 24,065,676 shares issued and 29,651,595 and 23,865,075 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	29	24
Additional paid-in capital	369,116	296,145
Accumulated other comprehensive gain (loss)	492	(31)
Accumulated deficit	(215,158)	(194,681)
Total stockholders’ equity	154,479	101,457
Total liabilities and stockholders’ equity	$187,275	$137,471
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
License and research and development revenue	$7	$1,005
Operating expenses:
Research and development	13,986	15,790
General and administrative	4,672	5,609
Total operating expenses	18,658	21,399
Loss from operations	(18,651)	(20,394)
Investment income	563	867
Unrealized loss on marketable equity securities	(2,389)	(2,299)
Net loss	$(20,477)	$(21,826)
Other comprehensive income:
Unrealized gain on investments, available for sale	523	97
Comprehensive loss	$(19,954)	$(21,729)

Net loss per share applicable to common stockholders - basic and diluted	$(0.70)	$(0.93)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	29,110	23,508
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2020
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2019	24,066	200	$24	$296,145	$(31)	$(194,681)	$101,457
Exercise of stock options	51	—	—	435	—	—	435
Unrealized gain on short-term investments	—	—	—	—	523	—	523
Stock-based compensation expense	—	—	—	2,477	—	—	2,477
Sale of common stock and pre-funded warrants, net of underwriters' discount and costs	5,735	—	5	70,059	—	—	70,064
Net loss	—	—	—	—	—	(20,477)	(20,477)
Balance at March 31, 2020	29,852	200	$29	$369,116	$492	$(215,158)	$154,479

	Three Months Ended March 31, 2019
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2018	23,519	81	$23	$284,369	$(137)	$(116,515)	$167,740
Exercise of stock options	154	47	—	805	—	—	805
Release of restricted stock units	202	61	—	(741)	—	—	(741)
Unrealized gain on short-term investments	—	—	—	—	97	—	97
Stock-based compensation expense	—	—	—	2,929	—	—	2,929
Exercise of stock warrants	71	—	—	1,000	—	—	1,000
Offering expenses incurred	—	—	—	(206)	—	—	(206)
Net loss	—	—	—	—	—	(21,826)	(21,826)
Balance at March 31, 2019	23,946	189	$23	$288,156	$(40)	$(138,341)	$149,798

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(20,477)	$(21,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408	444
Stock-based compensation expense	2,477	2,929
Accretion of premiums and discounts on investments	(80)	(294)
Unrealized loss on marketable equity securities	2,389	2,299
Loss on disposal of asset	—	4
Non-cash lease expense	68	49
Changes in operating assets and liabilities:
Accounts receivable	71	4
Interest receivable	(168)	174
Prepaid expenses and other current assets	539	381
Contract asset	—	16,000
Other assets	14	(23)
Accounts payable	563	479
Accrued expenses and other liabilities	(3,932)	(1,388)
Income taxes receivable	—	(36)
Income taxes payable	—	(390)
Operating lease liability	294	(144)
Net cash used in operating activities	(17,834)	(1,338)
Investing activities
Purchases of property and equipment	(112)	(315)
Purchases of investments	(93,417)	(13,331)
Maturities of investments	33,900	55,721
Net cash (used in) provided by investing activities	(59,629)	42,075
Financing activities
Proceeds from exercises of stock options	435	805
Proceeds from exercise of warrants	—	1,000
Proceeds from common stock and pre-funded warrants sold, net of underwriters' discount and costs	70,064	(50)
Net cash provided by financing activities	70,499	1,755
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,964)	42,492
Cash, cash equivalents and restricted cash at beginning of period	54,200	18,927
Cash, cash equivalents and restricted cash at end of period	$47,236	$61,419
Supplemental cash flow information:
Cash paid for income taxes	$—	$425
Purchases of property and equipment unpaid at period end	$—	$16
Public offering costs unpaid at period end	$—	$156
Cash paid included in measurement of lease liabilities	$244	$694
Pre-funded stock warrants issued	$16,736	$—

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business

Concert Pharmaceuticals, Inc., or the Company, was incorporated on April 12, 2006 as a Delaware corporation and has its operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that is applying its extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. The Company’s approach typically starts with previously studied compounds, including approved drugs, that the Company believes may be improved with deuterium substitution. The Company’s pipeline includes multiple clinical stage candidates targeting autoimmune and central nervous system, or CNS, disorders, and a number of preclinical compounds that it is currently assessing.
The Company had cash and cash equivalents and investments of $159.6 million as of March 31, 2020. The Company believes that its cash and cash equivalents and investments as of March 31, 2020 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months from the date of issuance of the financial statements. The Company may pursue additional cash resources through public or private financings, by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $215.2 million through March 31, 2020. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all of the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period.
The accompanying condensed consolidated financial statements reflect the accounts of the Company and its subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, or SEC, on February 27, 2020.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended March 31, 2020, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for internal-use software. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this new standard effective January 1, 2020, on a prospective basis, and it did not have a material effect on the consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard includes removal of certain exceptions to the general principles of Accounting Standards Codification, or ASC, 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods, and early adoption is permitted. The Company adopted this new standard effective January 1, 2020, and it did not have a material effect on the consolidated financial statements and related disclosures. For a detailed discussion of the adoption of ASU 2019-12, refer to Note 7.
Pending Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. This standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As a smaller reporting company, ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-13 will have on its financial statements and related disclosures.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of March 31, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Total
March 31, 2020
Cash equivalents:
Money market funds	$31,821	$—	$—	$31,821
U.S. Treasury obligations	7,998	—	—	7,998
Investments, available for sale:
U.S. Treasury obligations	36,868	—	—	36,868
Government agency securities	22,530	54,117	—	76,647
Marketable equity securities:
Corporate equity securities (Note 8)	2,986	—	—	2,986
Total	$102,203	$54,117	$—	$156,320

	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash equivalents:
Money market funds	$40,782	$—	$—	$40,782
Government agency securities	—	2,000	—	2,000
Investments, available for sale:
U.S. Treasury obligations	34,499	—	—	34,499
Government agency securities	10,997	7,899	—	18,896
Marketable equity securities:
Corporate equity securities (Note 8)	5,375	—	—	5,375
Total	$91,653	$9,899	$—	$101,552

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents, available for sale investments and marketable equity securities included the following as of March 31, 2020 and December 31, 2019:

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2020
Cash		$6,260	$—	$—	$6,260
Money market funds		31,821	—	—	31,821
U.S. Treasury obligations	30 days	7,998	—	—	7,998
Cash and cash equivalents		$46,079	$—	$—	$46,079

U.S. Treasury obligations	173 days	36,586	282	—	36,868
Government agency securities	130 days	76,360	287	—	76,647
Investments, available for sale		$112,946	$569	$—	$113,515

March 31, 2020		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)		$10,451	$—	$(7,465)	$2,986

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Cash		$10,261	$—	$—	$10,261
Money market funds		40,782	—	—	40,782
Government agency securities	8 days	2,000	—	—	2,000
Cash and cash equivalents		$53,043	$—	$—	$53,043

U.S. Treasury obligations	108 days	$34,475	$24	$—	$34,499
Government agency securities	74 days	18,874	22	—	18,896
Investments, available for sale		$53,349	$46	$—	$53,395

December 31, 2019		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)		$10,451	$—	$(5,076)	$5,375
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The Company classifies all investments as current assets, as these assets are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2020 and 2019, there were no realized gains or losses on sales of investments, and no investments were adjusted other than for temporary declines in fair value.

5. Restricted Cash
Restricted cash as of March 31, 2020 and 2019 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts. For additional information regarding the Company's lease, refer to Note 11. Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2020 and 2019:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$46,079	$60,262
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$47,236	$61,419

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accrued professional fees and other	$342	$862
Employee compensation and benefits	812	3,222
Research and development expenses	3,107	4,252
	$4,261	$8,336

7. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Sections 382 and 383 of the U.S. Internal Revenue Code. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2020, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2020 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the three months ended March 31, 2020.

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2020. Under ASU 2019-12, the Company, having a full valuation and a loss in continuing operations, will no longer include the impacts of items in other comprehensive income in determining intra-period allocation of tax expense for continuing operations. Under ASU 2019-12, the Company can apply this change to intra-period tax allocation on a prospective basis. For the three months ended March 31, 2020, the Company applied the tax allocation rules of ASU 2019-12 to the $523 thousand of unrealized gains on available for sale investments recognized in other comprehensive income, which did not have a material impact on the consolidated financial statements or related disclosures.

8. Revenue

The Company's revenue is generated through collaborative licensing agreements, patent assignments and sales of intellectual property. The Company generates its revenue through one segment. The revenue recognized under each of the Company's arrangements during the current and prior periods is described below.

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, which is also referred to as ASC 606, using the modified retrospective approach. For detailed information regarding the adoption of ASC 606, the impact on its consolidated financial statements and its collaboration arrangements, see Note 2 and Note 12 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets
In February 2019, the Company received $16.0 million that had previously been held in escrow for indemnification purposes related to the asset purchase by Vertex Pharmaceuticals, Inc., or Vertex. The Company did not have a contract asset as of March 31, 2020 or December 31, 2019.
Contract Liabilities
As of March 31, 2020 and December 31, 2019, the Company had $10.6 million in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance but currently constrained from recognition.
The contract liabilities consist of the following deferred revenue:

•
$7.8 million related to the Company's collaboration with Celgene Corporation, $1.4 million of which is attributable to the CTP-730 program and is currently expected to be recognized as revenue in the next twelve months as the Company satisfies its remaining research and development activities pursuant to mutually agreed upon development plans, and $6.4 million of which is attributable to two additional license programs that the Company will not recognize as revenue unless the rights to those programs are exercised, or in the second quarter of 2020 at such time that the rights lapse; and

•	$2.8 million related to a payment received from GlaxoSmithKline that the Company will not recognize as revenue until all repayment obligations lapse.
Revenue Arrangements
Vertex

On March 3, 2017, the Company and Vertex entered into an Asset Purchase Agreement, or the Vertex Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions therein, the Company sold and assigned to Vertex CTP-656, a deuterated analog of ivacaftor, now known as VX-561, and other cystic fibrosis assets of the Company. On July 25, 2017, or the Vertex Closing Date, the transaction contemplated by the Vertex Agreement closed and Vertex paid the Company $160 million in cash consideration. In addition, Vertex has agreed to pay the Company an aggregate of up to $90 million upon the achievement of certain milestone events.

As of December 31, 2018, the Vertex indemnification variable consideration represented a contract asset to be released from escrow 18 months following the Vertex Closing Date and was classified as a current asset in the accompanying consolidated balance sheet. In February 2019, the $16.0 million that had previously been held in escrow was released to the Company. Additionally, the variable consideration related to the regulatory milestone payments are fully constrained due to the uncertainty associated with the achievement of the respective milestones. Accordingly, no contract asset was recorded as of March 31, 2020 or December 31, 2019.

Processa

On October 4, 2017, the Company entered into an Option and License Agreement, or the Option, with Promet Therapeutics, LLC, or Promet, pursuant to which the Company granted Promet an option to obtain an exclusive license to CTP-499, a deuterated analog of 1-(S)-5-hydroxyhexyl-3,7-dimethylxanthine, or HDX, an active metabolite of pentoxifylline, provided certain conditions were met. On October 5, 2017, Promet closed an asset purchase agreement with Heatwurx, Inc., a public company, creating Processa Pharmaceuticals, Inc., or Processa.

On March 21, 2018, the Company entered into an Amendment to the Option, or the Amendment, and a Securities Purchase Agreement, with both Promet and Processa. Pursuant to the Amendment, the Company granted Promet, who then assigned to Processa, an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499, now known as PCS-499. Upon transfer of the license and as consideration for the license, the Company received 2,090,301 shares of common stock of Processa. In December 2019, Processa implemented a reverse stock split, and the Company now owns 298,615 shares of common stock of Processa.

The Company is also eligible to receive royalties on worldwide net sales.

The Amendment contained one performance obligation: an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499. The Company determined that the transaction price was $10.5 million, which was

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the condensed consolidated statements of operations and comprehensive loss.
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

For both the three months ended March 31, 2020 and 2019, the Company recognized $1 thousand related to intellectual property cost reimbursements.

Cipla

The Company entered into a License Agreement, or the Cipla Agreement, with Cipla Technologies LLC, or Cipla, on January 16, 2019, or the Cipla Closing Date, pursuant to which the Company granted Cipla an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-354, a novel GABAA receptor subtype-selective modulator. As consideration for the license, the Company received an upfront payment of $1.0 million.
The Cipla Agreement also provides Cipla the option to purchase the Company’s existing inventory of CTP-354 held as of the Cipla Closing Date, valued in the aggregate at $0.3 million. Additionally, upon the achievement of certain milestone events, Cipla has agreed to pay the Company an aggregate of up to $57.0 million. The first milestone payment the Company may be entitled to receive is $3.0 million when the first investigational new drug application, or IND, for the first CTP-354 product goes into effect.
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
The Company did not recognize revenue related to the Cipla Agreement for the three months ended March 31, 2020. The Company recognized $1.0 million in revenue associated with the Transfer of License Performance Obligation for the three months ended March 31, 2019.

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

consultants and advisors to the Company. As of March 31, 2020, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant, a vesting period of one, three or four years, and an expiration date no later than ten years from the date of grant.
Effective January 1, 2020, an additional 954,603 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of March 31, 2020, there were 1,243,137 shares of common stock available for future awards under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended March 31,
	2020	2019
Research and development	$1,255	$1,475
General and administrative	1,222	1,454
Total stock-based compensation expense	$2,477	$2,929

Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting. The weighted-average fair value of options granted in the three months ended March 31, 2020 and 2019 reflect the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected volatility	68.19%	77.16%
Expected term	6.0 years	6.0 years
Risk-free interest rate	1.47%	2.27%
Expected dividend yield	—%	—%
For the three months ended March 31, 2019, expected volatility was estimated using a weighted average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. For the three months ended March 31, 2020, expected volatility was estimated using solely the historical volatility of the Company's common stock because the Company had accumulated sufficient historical pricing data.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Weighted-average fair value of options granted, per option	$6.67	$9.45
Aggregate grant date fair value of options vested during the period	$2,184	$2,442
Total cash received from exercises of stock options	$435	$805
Total intrinsic value of stock options exercised	$93	$879

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the three months ended March 31, 2020:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2019	4,112,609	$15.01
Granted	615,050	$10.87
Exercised	(51,237)	$8.48
Forfeited or expired	(42,937)	$19.57
Outstanding at March 31, 2020	4,633,485	$14.49	7.14	$886
Exercisable at March 31, 2020	2,718,386	$14.26	5.98	$886
Vested and expected to vest at March 31, 2020(1)	4,452,847	$14.52	7.06	$886

(1)
Represents the number of vested stock option shares as of March 31, 2020, plus the number of unvested stock option shares that the Company estimated as of March 31, 2020 would vest, based on the unvested stock option shares as of March 31, 2020 and an estimated forfeiture rate of 7%.

As of March 31, 2020, there was $17.0 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.7 years.

Restricted Stock Units

On August 15, 2019, or the 2019 RSU grant date, the Company granted 0.4 million RSUs, or the 2019 RSUs, to certain executives and employees. All of the 2019 RSUs are service-based and vest ratably over two years. On the first anniversary of the 2019 RSU grant date, 35% of the 2019 RSUs will vest. The remainder of the 2019 RSUs will vest on the second anniversary of the 2019 RSU grant date.

On February 14, 2020, or the 2020 RSU grant date, the Company granted 0.4 million RSUs, or the 2020 RSUs, to certain executives and employees. All of the 2020 RSUs are service-based and vest ratably over three years, with one third of the 2020 RSUs vesting on each anniversary of the 2020 RSU grant date through February 14, 2023.

RSUs are not included in issued and outstanding common stock until the shares have vested and settled. As of March 31, 2020, none of the 2019 RSUs or 2020 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant.
The following is a summary of RSU activity for the three months ended March 31, 2020:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2019	393,629	$10.27
Granted	409,295	$10.87
Released	—	$—
Forfeited	(4,168)	$10.27
Outstanding at March 31, 2020	798,756	$10.58

As of March 31, 2020, there was $7.4 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 2.2 years.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Loss Per Share
Basic net loss per common share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of stock options and RSUs as common stock equivalents. The weighted-average common shares outstanding as of March 31, 2020 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with the January 2020 public offering, as discussed in Note 13. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of loss per share for each period presented.

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(20,477)	$(21,826)

Denominator:
Weighted-average shares outstanding - basic and diluted	29,110	23,508

Net loss per share applicable to common stockholders - basic and diluted	$(0.70)	$(0.93)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	156	448
Restricted stock units	55	187
Warrants	61	95

11. Lease

The Company currently has a lease, or the Lease, for approximately 56,000 square feet of office and laboratory space located at 65 Hayden Avenue, Lexington, Massachusetts, or the Premises. The Lease is classified as an operating lease. The lease term extends ten years following January 1, 2019. The Company is entitled to two five-year options to extend the Lease. The Lease provides for annual base rent of approximately $2.8 million in the first year following January 1, 2019, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $0.5 million at the beginning of the second year of the lease term). There are no variable payments, exercise purchase options, penalties, fees or residual value guarantees under the Lease. The Company is also obligated to pay the landlord for certain costs, taxes and operating expenses related to the Premises, subject to certain exclusions.
The Company recorded a liability for the Lease of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of March 31, 2020, the Company had a current lease liability of $0.8 million and a non-current lease liability of $15.8 million recorded in its condensed consolidated balance sheets.
On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of March 31, 2020, the Company had a long-term lease asset of $9.2 million recorded in its condensed consolidated balance sheets.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2020, the Company recognized $0.6 million in lease expense.
The three months ended March 31, 2020 included two months of rent abatement according to the terms of the Lease, and the Company paid $0.2 million in rent. As a payment arising from an operating lease, the $0.2 million is classified within operating activities in the condensed consolidated statements of cash flows.
For the three months ended March 31, 2020 and 2019, the weighted-average remaining lease term was 8.75 years and 9.75 years, respectively, and the weighted-average discount rate was 13.08%.

12. Open Market Sale Agreement

On March 1, 2019, the Company entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the ATM Agreement, and also has provided Jefferies with customary indemnification and contribution rights. In addition, the Company has agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50 thousand, in addition to certain ongoing disbursements of Jefferies' counsel. In 2019, the Company sold 36,167 shares of its common stock in accordance with the ATM Agreement for net proceeds of $0.4 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Additionally, in 2019, the Company incurred approximately $0.3 million related to legal, accounting and other fees in connection with the ATM Agreement. The Company has not sold any shares of common stock under the ATM Agreement in 2020.

13. Sale of Common Stock and Pre-Funded Warrants
In January 2020, the Company closed an underwritten public offering of 5,735,283 shares of its common stock to the public at $9.92 per share, which included the full exercise of the underwriters' option to purchase 982,863 additional shares of common stock. In addition, and in lieu of common stock, the Company sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds to the Company from this offering were approximately $70.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
The pre-funded warrants are exercisable at any time by either (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. A holder will not be entitled to exercise any portion of any pre-funded warrant if the holder’s ownership of the Company’s common stock would exceed 19.99% following such exercise.
In the event of certain fundamental transactions, the holders of the pre-funded warrants will be entitled to receive upon exercise of the pre-funded warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the pre-funded warrants immediately prior to such fundamental transaction without regard to any limitations on exercise contained in the pre-funded warrants.
The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $16.7 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. You should read the "Risk Factors" section in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW
We are a clinical stage biopharmaceutical company that is applying our extensive knowledge of deuterium chemistry to discover and develop novel small molecule drugs. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our approach typically starts with previously studied compounds, including approved drugs, that we believe may be improved with deuterium substitution. Our technology provides the opportunity to develop products that may compete with the non-deuterated drug in existing markets or to leverage its known activity to expand into new indications and may enable compounds not otherwise well-suited for human drug development to be clinically developed. Our deuterated chemical entity platform, or DCE Platform®, has broad potential across numerous therapeutic areas. Our pipeline includes multiple clinical stage candidates targeting autoimmune and CNS disorders, and a number of preclinical compounds that we are currently assessing.

CTP-543
CTP-543 Opportunity
CTP-543 is an oral selective inhibitor of Janus kinases JAK1 and JAK2 that we are developing for the treatment of moderate-to-severe alopecia areata. Alopecia areata is a serious, chronic autoimmune disease affecting approximately 700,000 Americans at any given time that results in partial or complete loss of hair on the scalp and/or body. CTP-543 was discovered by applying our deuterium chemistry technology to modify ruxolitinib, a Janus kinase, or JAK, inhibitor, which is commercially available under the name Jakafi® in the United States for the treatment of certain blood disorders and for graft versus host disease. The FDA has granted Fast Track designation for CTP-543 for the treatment of alopecia areata.
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

We conducted an end of Phase 2 meeting with the FDA in March 2020 and announced our plans to advance CTP-543 into Phase 3 evaluation, which we expect to initiate in the fourth quarter of 2020. The planned Phase 3 program for CTP-543 will include two randomized, double-blind, placebo-controlled clinical trials in adults at sites in the United States, Canada and Europe. The Phase 3 program will evaluate the percentage of patients receiving 8 mg twice-daily, 12 mg twice-daily or placebo twice-daily that achieve a SALT score of 20 or less after 24 weeks of dosing in patients with moderate-to-severe alopecia areata.
CTP-692
CTP-692 Opportunity
CTP-692 is a selective deuterated analog of the endogenous amino acid D-serine that we are developing for the adjunctive treatment of schizophrenia. Based on published nonclinical and clinical effects of D-serine, we believe that CTP-692 has the potential to help restore NMDA receptor activity in key areas of the brain to improve clinical outcomes in patients with schizophrenia. Clinical studies have shown that levels of D-serine measured in the plasma and CSF of patients with schizophrenia are significantly lower than healthy controls, on a population basis. Genome-wide association studies demonstrate that genetic changes that alter glutamatergic transmission, including by reducing NMDA neurotransmission and by reducing D-serine exposure, substantially increase the likelihood of becoming schizophrenic. Academic studies have demonstrated that oral dosing of D-serine can result in dose-dependent improvement in positive, negative and cognitive symptoms in patients with schizophrenia when added to D2-modulating antipsychotics. However, nonclinical studies have demonstrated that D-serine can cause nephrotoxicity in rats. In addition, in some patients who received high doses of D-serine, clinical findings suggesting renal impairment were observed. As a result, the clinical development of D-serine has historically been limited.
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
In December 2019, we initiated a double-blind, randomized, placebo-controlled Phase 2 trial to evaluate the safety and efficacy of CTP-692 as an adjunctive treatment for schizophrenia. Approximately 300 adult patients who are stable on an antipsychotic medication will be randomized to receive 1, 2 or 4 grams of CTP-692 or placebo once-daily. The primary outcome measure is the change in the Positive and Negative Syndrome Scale (PANSS) total score at 12 weeks compared to baseline. We currently expect to complete enrollment of this clinical trial by year-end 2020.

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
ASSET PURCHASE AGREEMENT WITH VERTEX PHARMACEUTICALS FOR CTP-656
In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656 and other assets related to the treatment of cystic fibrosis to Vertex. CTP-656, now known as VX-561, is an investigational cystic fibrosis transmembrane conductance regulator, or CFTR, potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of cystic fibrosis. We received $160 million in cash upon closing, and if VX-561 is approved as part of a combination regimen to treat cystic fibrosis, we are eligible to receive up to $90 million in the form of two additional milestones based on marketing approval in the United States and agreement for reimbursement in the first of the United Kingdom, Germany or France.
COVID-19 PANDEMIC
In March 2020, the World Health Organization declared the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), which causes coronavirus disease 2019, or COVID-19, as a pandemic, which continues to spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic or other public health crisis, such as the COVID-19 pandemic, including but not limited to potential delays in our clinical trials. The ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations may be affected by the COVID-19 pandemic, but we are monitoring the situation closely.

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, or cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $215.2 million since inception through March 31, 2020 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements.

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
We do not expect to generate revenue from product sales unless and until we, or our collaborators, obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain, or believe that we are likely to obtain, marketing approval for any product candidates for which we retain commercialization rights, and intend to commercialize a product, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to seek to fund our operations through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources for at least the next several years. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would force us to delay, limit, reduce or terminate our research and development programs and could have a material adverse effect on our financial condition and our ability to develop our products. We will need to generate significant revenues to achieve sustained profitability, and we may never do so.
Revenue

We have not generated any revenue from the sales of products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement and an asset sale. On January 1, 2018, we adopted ASC 606 using the modified retrospective approach. For detailed information regarding the adoption of ASC 606 and the impact on our consolidated financial statements, see Note 2 and Note 12 to the consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019.
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
The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and completion costs of the current or future clinical trials of any of our product candidates or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain marketing approval. We may never succeed in achieving marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope and rate of progress of our ongoing as well as any additional clinical trials and other research and development activities;

•	successful enrollment in and completion of clinical trials, including on account of the COVID-19 pandemic and its impact on clinical trial sites;

•	conduct of and results from ongoing as well as any additional clinical trials and research and development activities;

•	significant and changing government regulation;

•	the terms and timing and receipt of any marketing approvals;

•	the performance of our collaborators;

•	our ability to manufacture any of our product candidates that we are developing or may develop in the future; and

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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents. In both 2020 and 2019, we incurred expenses for intellectual property matters related to CTP-543.
We anticipate that our general and administrative expenses will increase in the future as our pipeline grows and matures. Additionally, if and when we believe that a marketing approval of the first product candidate that we intend to commercialize on our own appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales, marketing and distribution of our product candidates.
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
Unrealized loss on marketable equity securities
Unrealized loss on marketable equity securities consists of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of March 31, 2020, we forecasted an ordinary pre-tax loss for the year ended December 31, 2020 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three months ended March 31, 2020.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.

There have been no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 27, 2020.

PENDING AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Discussion of the three months ended March 31, 2020
The following table summarizes our results of operations for the three months ended March 31, 2020.

Three Months Ended March 31,
(in thousands)	2020
Revenue:
License and research and development revenue	$7
Operating expenses:
Research and development	13,986
General and administrative	4,672
Total operating expenses	18,658
Loss from operations	(18,651)
Investment income	563
Unrealized loss on marketable equity securities	(2,389)
Net loss	$(20,477)

License and research and development revenue

Total revenue was $7 thousand for the three months ended March 31, 2020. The revenue recognized for the three months ended March 31, 2020 was from intellectual property cost reimbursements.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2020, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

Three Months Ended March 31,
(in thousands)	2020
CTP-543 external costs	$2,930
CTP-692 external costs	4,308
External expenses for other programs	344
Employee and contractor-related expenses	5,056
Facility and other expenses	1,348
Total research and development expenses	$13,986
Research and development expenses were $14.0 million for the three months ended March 31, 2020. CTP-543 expenses primarily related to clinical development, including the ongoing Phase 2 dose regimen clinical trial. CTP-543 expenses decreased by $1.0 million compared to the three months ended March 31, 2019 primarily due to the completion of the Phase 2 dose-ranging clinical trial in the third quarter of 2019. CTP-692 expenses were primarily attributable to the ongoing Phase 2 dose-ranging clinical trial. External expenses for other programs consisted of costs incurred to develop our research pipeline. External expenses for other programs decreased by $1.0 million compared to the three months ended March 31, 2019 primarily due to the payment made during the first quarter of 2019 to the non-profit organization Fast Forward related to the Cipla Agreement, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Employee-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2020.

Three Months Ended March 31,
(in thousands)	2020
Employee salaries and benefits	$2,709
External professional service and legal expenses	888
Facility, technology and other expenses	1,000
Depreciation and amortization	75
Total general and administrative expenses	$4,672
General and administrative expenses decreased by $0.9 million compared to the three months ended March 31, 2019 primarily due to a decrease in legal expenses.
Investment income

Investment income was $0.6 million for the three months ended March 31, 2020, and consisted of interest income earned on cash equivalents and investments.
Unrealized loss on marketable equity securities
Unrealized loss on marketable equity securities was $2.4 million for the three months ended March 31, 2020 and consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Discussion of the three months ended March 31, 2019
The following table summarizes our results of operations for the three months ended March 31, 2019.

Three Months Ended March 31,
(in thousands)	2019
Revenue:
License and research and development revenue	$1,005
Operating expenses:
Research and development	15,790
General and administrative	5,609
Total operating expenses	21,399
Loss from operations	(20,394)
Investment income	867
Unrealized loss on marketable equity securities	(2,299)
Net loss	$(21,826)

License and research and development revenue

Total revenue was $1.0 million for the three months ended March 31, 2019. The revenue recognized for the three months ended March 31, 2019 was primarily related to the Cipla Agreement, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2019, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

Three Months Ended March 31,
(in thousands)	2019
CTP-543 external costs	$3,934
CTP-692 external costs	4,031
External expenses for other programs	1,358
Employee and contractor-related expenses	5,069
Facility and other expenses	1,398
Total research and development expenses	$15,790
Research and development expenses were $15.8 million for the three months ended March 31, 2019. CTP-543 expenses primarily related to clinical development, including multiple Phase 2 clinical trials. CTP-692 expenses were primarily attributable to the Phase 1 clinical trials and manufacturing costs to support the continued advancement of the program. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2019.

Three Months Ended March 31,
(in thousands)	2019
Employee salaries and benefits	$3,001
External professional service and legal expenses	1,611
Facility, technology and other expenses	916
Depreciation and amortization	81
Total general and administrative expenses	$5,609
Investment income

Investment income was $0.9 million for the three months ended March 31, 2019 and consisted of interest income earned on cash equivalents and investments.
Unrealized loss on marketable equity securities
Unrealized loss on marketable equity securities was $2.3 million for the three months ended March 31, 2019 and consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of March 31, 2020, we had an accumulated deficit of $215.2 million. We generated net income for the fiscal year ended December 31, 2015 due to a one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, under a change in control provision described in our patent assignment agreement and again for the fiscal year ended December 31, 2017 from the closing of our sale of CTP-656 to Vertex, but we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing and funding from collaborations, patent assignments and an asset sale. In February 2014, we completed our initial public offering whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, we sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds from the January 2020 offering was $70.1 million.
In June 2015, we received proceeds of $50.2 million in connection with the change in control payment from Auspex, relating to Teva Pharmaceutical Industries Ltd.’s acquisition of Auspex.
In July 2017, the asset purchase contemplated by the Vertex Agreement was completed, and Vertex paid us $160 million in cash consideration.

As a result of the COVID-19 pandemic, enrollment of new patients in our clinical trials has slowed and the timelines to complete our clinical trials may be delayed. Our assessment of our liquidity and capital resources includes an estimate of the financial impacts of these changes.
As of March 31, 2020, we had cash and cash equivalents and investments of $159.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(17,834)	$(1,338)
Investing activities	(59,629)	42,075
Financing activities	70,499	1,755
Net (decrease) increase in cash and cash equivalents and restricted cash	$(6,964)	$42,492
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the three months ended March 31, 2020, our operating activities used cash of $17.8 million as compared to cash used by operating activities of $1.3 million during the three months ended March 31, 2019. Cash used in operating activities during both the three months ended March 31, 2020 and 2019 was primarily driven by our development activities associated with CTP-543 and CTP-692, our wholly owned development programs.

Investing activities. Net cash provided by investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. Net cash provided by maturities of investments for the three months ended March 31, 2020 and 2019 was $33.9 million and $55.7 million, respectively. Net cash used in purchases of investments for the three months ended March 31, 2020 and 2019 was $93.4 million and $13.3 million, respectively. Purchases of fixed assets for the three months ended March 31, 2020 and 2019 were $0.1 million and $0.3 million, respectively. The increase in the purchases of investments during the three months ended March 31, 2020 is primarily due to the management of funds received from the January 2020 public offering of common stock and pre-funded warrants, as discussed further in Note 13 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Financing activities. During the three months ended March 31, 2020 and 2019, our financing activities provided cash of $70.5 million and $1.8 million, respectively. The cash provided by financing activities during the three months ended March 31, 2020 was primarily attributable to the proceeds from the January 2020 public offering of common stock and pre-funded warrants. Additionally, the Company received proceeds of $0.4 million and $0.8 million from the exercise of stock options during the three months ended March 31, 2020 and 2019, respectively.

Operating capital requirements

We do not anticipate commercializing any of our product candidates for several years. Although we generated net income for the fiscal years ended December 31, 2017 and 2015 due to one-time payments from Vertex and Auspex, respectively, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek marketing approvals for, our product candidates, and begin to commercialize any approved products for which we retain commercialization rights. We are subject to all of the risks incident in the development of new drug products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, as well as additional risks stemming from the unproven nature of deuterated drugs.

Based on our current expectations, including with respect to our development plans, we believe that our existing cash and cash equivalents and investments as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and additional collaborations, strategic alliances and licensing arrangements, and other arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any additional committed external sources of funds. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the issuance of securities with rights senior to those of our common stock. We may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.

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

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2020 and December 31, 2019, we had $159.6 million and $106.4 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of March 31, 2020 would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We contract with suppliers of raw materials and contract manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
RISKS RELATED TO THE COVID-19 PANDEMIC

Our business may be adversely affected by the ongoing COVID-19 pandemic.
Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of clinical research organizations and contract manufacturers upon whom we rely. For example, the COVID-19 pandemic has grown to affect most regions of the world.

As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and supply chain, including:

•
We believe that the COVID-19 pandemic has had, and will continue to have, an impact on our clinical trials, including our Phase 2 clinical trial of CTP-692 for schizophrenia and our open label long-term extension study of CTP-543 for alopecia areata. Due to changes to study site operations, in some cases, these impacts include the potential need for remote assessments and delivery of study medication directly to patients. In addition, enrollment of new patients in our clinical trials has slowed as a result of state and local restrictions. Some patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment or patient dosing in order to preserve health resources and protect trial participants. As a result, the timelines to complete our clinical trials may be delayed. For example, due to delays in enrollment in our Phase 2 clinical trial of CTP-692 for schizophrenia as a result of the COVID-19 pandemic, we now expect to complete enrollment of this clinical trial by year-end 2020.

•
We believe that the COVID-19 pandemic may also have an impact on the clinical trials of our collaborators. For instance, AVP-786 is being developed under a collaboration with Avanir. Screening and enrollment in ongoing AVP-786 clinical trials has been paused until restrictions associated with the COVID-19 pandemic have been lifted. As a result, our collaborators' timelines to complete clinical trials may be delayed.

•
We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, ship our product candidates to study sites, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns or disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

•
We have closed our offices and requested that most of our personnel work remotely, and restricted on-site staff to only those personnel and contractors who must perform essential activities on-site. Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors. General protective measures put into place at various governmental levels, including quarantines, travel restrictions and business shutdowns, may also negatively affect our operations.

•
Our employees and contractors conducting research activities may not be able to access our laboratory for an extended period of time due to the closure of our offices. As a result, this could delay our timelines for various research activities.

•
Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

•
The trading prices for our common stock and the stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never sustain profitability.
As of March 31, 2020, we had an accumulated deficit of $215.2 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations or other agreements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and conduct nonclinical studies and clinical trials with respect to our product candidates;

•	seek to identify additional product candidates;

•	in-license or acquire additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;

•	maintain, expand and protect our intellectual property portfolio;

•	incur delays to the initiation or completion of our clinical trials due to the COVID-19 pandemic;

•	incur any disruptions or delays to the supply of our product candidates due to the COVID-19 pandemic;

•	hire additional personnel;

•	add equipment and physical infrastructure to support our research and development; and

•	continue to implement the infrastructure necessary to support our product development and help us comply with our obligations as a public company.
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
In any event, our existing cash and cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
We believe that our cash and cash equivalents and investments as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•
the progress, timing, costs and results of clinical trials of, and research and nonclinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials, including on account of the COVID-19 pandemic and its impact on our clinical trial sites;

•	our current collaboration agreements and achievement of milestones under these agreements;

•	our ability to enter into and the terms and timing of any additional collaborations, licensing, product acquisition or other arrangements that we may establish;

•	the number of product candidates that we pursue and their development requirements;

•	the outcome, timing and costs of seeking marketing approvals;

•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•	potential litigation costs; and

•	the costs of operating as a public company.

Raising additional capital may cause dilution to our stockholders or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. We do not have any committed external source of funds, other than potential milestone payments under the Vertex Agreement and potential milestone payments and royalties under our existing license agreements, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•	in the case of CTP-543, our ability to treat moderate-to-severe alopecia areata with acceptable safety and efficacy;

•	in the case of CTP-692, our ability to treat schizophrenia, in patients concurrently receiving antipsychotic medication, with acceptable safety and efficacy;

•	successful and timely completion of clinical trials, including the impact of the COVID-19 pandemic on the initiation or completion of our clinical trials and the supply of our product candidates;

•	receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our future collaborators, if any, for our programs;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

•	our ability to manufacture or arrange for the manufacture of our active pharmaceutical ingredients and drug products with sufficient quality, quantity and reproducibility to support clinical trials and potential future commercialization;

•	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;

•	obtaining and maintaining patent, trade secret protection, regulatory exclusivity and freedom to operate, both in the United States and internationally;

•	amount of commercial sales, if and when approved;

•	a continued acceptable safety profile of our programs following any marketing approval; and

•	agreement by third-party payors to reimburse patients for the costs of treatment with our products, and the terms of such reimbursement.

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

•	the COVID-19 pandemic may impact the FDA's ability to continue its normal operations;

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

Additionally, timely enrollment, conduct, progress and completion of clinical trials are reliant on clinical trial sites, which may be adversely affected by global health matters, including, among other things pandemics. For example, some of our clinical trial sites have been impacted by the COVID-19 pandemic. As the COVID-19 pandemic continues to evolve, the conduct of our clinical trials may be adversely affected, despite efforts to mitigate this impact.
If we, or our collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our, or their, receipt of necessary marketing approvals could be delayed or prevented.
We, or our collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the European Medicines Agency. Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the availability or interest of clinical sites to enroll patients into our trials;

•	the willingness or availability of patients to participate in our clinical trials, including due to the COVID-19 pandemic;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trial;

•	the design of the clinical trial, including any requirement to halt current therapy in connection with the trial;

•	the potential need to discontinue investigational treatment at the completion of the study;

•	the availability of other effective treatments for the indication we are assessing;

•	access to relevant clinical trial sites;

•	efforts to facilitate timely enrollment;

•	competing clinical trials;

•	support by relevant industry or patient organizations with influence over clinical trial sites; and

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
Although CTP-543 has been granted Fast Track designation by the FDA for the treatment of alopecia areata, Fast Track designation does not necessarily lead to a faster development pathway or regulatory review process and does not increase the likelihood of marketing approval. The FDA may later withdraw the designation if it believes the designation is no longer supported by the data from our clinical development program.
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

Placebo responses are common in clinical trials of many neuropsychiatric agents, and the rate of such responses has generally been increasing for decades in the United States and Europe. High placebo response rates can cause even effective agents to fail to achieve statistical significance on key endpoints, resulting in failed clinical trials. Even if our compounds demonstrate efficacy in Phase 2 studies, higher than expected placebo response rates may result in their failure in pivotal studies and our inability to obtain marketing approval.
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
Once a new drug application, or NDA, is approved, the product covered thereby becomes a "reference listed drug" in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.
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
Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards commonly referred to as current Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs.
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

•	potentially incorrect data analysis, resulting in falsely-positive, falsely-negative or misleading or uninterpretable results;

•	potential industrial accidents such as fires or explosions that compromise our product candidates or the ability of the contractors to timely deliver them;

•	natural disasters, public health crises, pandemics and epidemics, including the COVID-19 pandemic;

•	the possible termination or non-renewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;

•	potentially limited numbers of available contractors due to the need for uncommon equipment or expertise, or pre-existing conflicts of interest;

•	the possible breach by the third-party contractors of our agreements with them;

•	possible theft of intellectual property or trade secrets;

•	possible theft of our materials, including starting materials, intermediates, active pharmaceutical ingredients or drug products;

•	the failure of third-party contractors to comply with applicable regulatory requirements;

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

•	possible contamination, or non-conformance with product or packaging specifications, of our product during or after its manufacture;

•	possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities or supply chain disruptions;

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
We may also become involved in opposition, derivation, reexamination, post grant review, or PGR, inter partes review, or IPR, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the Patent Trial and Appeal Board, or PTAB, instituted an IPR brought against our U.S. Patent No. 9,249,149, or the '149 patent, by Incyte Corporation, or Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the U.S. Court of Appeals for the Federal Circuit, or Federal Circuit, granted our motion to vacate and remand the PTAB final written decision in light of the recent Federal Circuit ruling on the Constitution’s Appointments Clause (Arthrex, Inc. v. Smith & Nephew, Inc., No. 18-2140). As a result, the IPR has been remanded for reconsideration by a new panel of PTAB judges. The '149 patent remains valid and enforceable while the IPR is being reconsidered by the PTAB and until any future appeals by us have been exhausted in the event that the PTAB reaches a similar decision to invalidate the '149 patent. Adverse determinations in any such submission, proceeding or litigation such as this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
RISKS RELATED TO MARKETING APPROVAL AND OTHER LEGAL COMPLIANCE MATTERS
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
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, including any laws and regulations that may be imposed as a result of the COVID-19 pandemic. Current or future environmental laws and regulations may impair our research, development or production efforts, which could adversely affect our business, financial condition, results of operations or prospects. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.
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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, consultants, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-

attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks could also include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

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

We are a smaller reporting company under applicable SEC regulations. For so long as we remain a smaller reporting company, we are permitted and plan to rely on exemptions from certain disclosure requirements applicable to other public companies, including reduced disclosure obligations regarding executive compensation. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
In addition, as of April 24, 2020, there were 29,653,295 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of April 24, 2020, there were 1,861,273 shares subject to outstanding warrants to purchase common stock, 1,800,000 shares of which are registered under the Securities Act. The remaining 61,273 shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.
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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge stockholders to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

CONCERT PHARMACEUTICALS, INC.

Date:	April 30, 2020	By:	/s/ Marc A. Becker

Marc A. Becker Chief Financial Officer (Principal Financial Officer)