Form 10-Q
period 2020-06-30
CONCERT PHARMACEUTICALS, INC.
filed 2020-08-06
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
65 Hayden Avenue, Suite 3000N 02421
Lexington, Massachusetts (Zip Code)
(Address of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2020: 29,678,072

REFERENCES TO CONCERT
Throughout this Quarterly Report on Form 10-Q, “Concert,” “the Company,” “we,” “us” and “our,” except where the context requires otherwise, refer to Concert Pharmaceuticals, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Concert Pharmaceuticals, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
•ongoing and planned clinical trials for our product candidates, whether conducted by us or by our collaborators, including the timing of initiation, enrollment and completion of these trials and of the anticipated results;
•our plans to identify, develop and commercialize novel small molecule drugs based on our knowledge of deuterium chemistry;
•our plans to enter into collaborations for the development and commercialization of product candidates;
•our expected benefits from our current and any future collaboration, development or license arrangements;
•our ability to receive research and development funding and achieve anticipated milestones under our collaborations;
•our expectations regarding any future milestone payments we may receive as part of our asset purchase agreement with Vertex Pharmaceuticals, Inc. with respect to VX-561 and payments from our other collaboration and license arrangements;
•the timing of and our ability to obtain and maintain marketing approvals for our product candidates;
•the rate and degree of market acceptance and clinical utilization of our products;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our intellectual property position and strategy;
•the outcome of our inter partes review proceeding regarding U.S. Patent No. 9,249,149 covering CTP-543;
•our freedom to operate with respect to third-party patents;
•our expectations regarding our DCE Platform® and the potential advantages of our product candidates;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•risks associated with the COVID-19 pandemic, which may adversely impact our business, clinical trials and supply chain;
•developments relating to our competitors and our industry; and
•the impact of government laws and regulations.
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$27,094	$53,043
Investments, available for sale	117,623	53,395
Marketable equity securities	2,688	5,375
Interest receivable	244	260
Deferred offering costs	43	143
Accounts receivable	50	72
Income taxes receivable, current	2,446	—
Prepaid expenses and other current assets	4,397	4,567
Total current assets	154,585	116,855
Property and equipment, net	7,070	7,753
Restricted cash	1,157	1,157
Other assets	69	96
Income taxes receivable	—	2,358
Operating lease right-of-use assets, long-term	9,118	9,252
Total assets	$171,999	$137,471
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$352	$881
Accrued expenses and other liabilities	7,022	8,336
Deferred revenue, current portion	1,413	7,783
Lease liability, current portion	831	268
Total current liabilities	9,618	17,268
Deferred revenue, net of current portion	2,750	2,750
Lease liability, net of current portion	15,546	15,996
Total liabilities	27,914	36,014
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 29,878,673 and 24,065,676 shares issued and 29,678,072 and 23,865,075 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	29	24
Additional paid-in capital	372,029	296,145
Accumulated other comprehensive gain (loss)	176	(31)
Accumulated deficit	(228,149)	(194,681)
Total stockholders’ equity	144,085	101,457
Total liabilities and stockholders’ equity	$171,999	$137,471
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
License and research and development revenue	6,387	49	6,394	1,054
Operating expenses:
Research and development	14,788	14,496	28,774	30,286
General and administrative	4,731	4,978	9,403	10,587
Total operating expenses	19,519	19,474	38,177	40,873
Loss from operations	(13,132)	(19,425)	(31,783)	(39,819)
Investment income	355	883	918	1,750
Unrealized loss on marketable equity securities	(299)	(126)	(2,688)	(2,425)
Loss before income taxes	(13,076)	(18,668)	(33,553)	(40,494)
Income tax benefit	(85)	—	(85)	—
Net loss	$(12,991)	$(18,668)	$(33,468)	$(40,494)
Other comprehensive income:
Unrealized (loss) gain on investments, available for sale	(316)	44	207	141
Comprehensive loss	$(13,307)	$(18,624)	$(33,261)	$(40,353)

Net loss per share applicable to common stockholders - basic and diluted	$(0.41)	$(0.78)	$(1.11)	$(1.71)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	31,455	23,790	30,283	23,650
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2020
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2019	24,066	200	$24	$296,145	$(31)	$(194,681)	$101,457
Exercise of stock options	51	—	—	435	—	—	435
Unrealized gain on short-term investments	—	—	—	—	523	—	523
Stock-based compensation expense	—	—	—	2,477	—	—	2,477
Sale of common stock and pre-funded warrants, net of underwriters' discount and costs	5,735	—	5	70,059	—	—	70,064
Net loss	—	—	—	—	—	(20,477)	(20,477)
Balance at March 31, 2020	29,852	200	$29	$369,116	$492	$(215,158)	$154,479
Exercise of stock options	27	—	—	109	—	—	109
Unrealized loss on short-term investments	—	—	—	—	(316)	—	(316)
Stock-based compensation expense	—	—	—	2,804	—	—	2,804
Net loss	—	—	—	—	—	(12,991)	(12,991)
Balance at June 30, 2020	29,879	200	$29	$372,029	$176	$(228,149)	$144,085

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2019
	Common Stock				Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2018	23,519	81	$23		$284,369	$(137)	$(116,515)	$167,740
Exercise of stock options	154	47	—		805	—	—	805
Release of restricted stock units	202	61	—		(741)	—	—	(741)
Unrealized gain on short-term investments	—	—	—		—	97	—	97
Stock-based compensation expense	—	—	—		2,929	—	—	2,929
Exercise of stock warrants	71	—	—		1,000	—	—	1,000
Offering expenses incurred	—	—	—		(206)	—	—	(206)
Net loss	—	—	—		—	—	(21,826)	(21,826)
Balance at March 31, 2019	23,946	189	$23		$288,156	$(40)	$(138,341)	$149,798
Exercise of stock options	40	—	—		165	—	—	165
Unrealized gain on short-term investments	—	—	—	—	—	44	—	44
Stock-based compensation expense	—	—	—		2,362	—	—	2,362
Net loss	—	—	—		—	—	(18,668)	(18,668)
Balance at June 30, 2019	23,986	189	$23		$290,683	$4	$(157,009)	$133,701
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(33,468)	(40,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	805	849
Stock-based compensation expense	5,281	5,291
Accretion of premiums and discounts on investments	(114)	(606)
Unrealized loss on marketable equity securities	2,688	2,425
Loss on disposal of asset	4	4
Non-cash lease expense	133	102
Changes in operating assets and liabilities:
Accounts receivable	22	(23)
Deferred offering costs	(30)	—
Interest receivable	16	120
Prepaid expenses and other current assets	170	(365)
Contract asset	—	16,000
Other assets	27	(20)
Accounts payable	(529)	(508)
Accrued expenses and other liabilities	(1,184)	(83)
Income taxes receivable	(88)	(36)
Income taxes payable	—	(390)
Deferred revenue	(6,370)	—
Operating lease liability	113	(291)
Net cash used in operating activities	(32,524)	(18,025)
Investing activities
Purchases of property and equipment	(126)	(472)
Purchases of investments	(145,152)	(49,208)
Maturities of investments	81,245	92,576
Net cash (used in) provided by investing activities	(64,033)	42,896
Financing activities
Proceeds from exercises of stock options	544	970
Proceeds from exercise of warrants	—	1,000
Repurchase of common stock pursuant to share surrender	—	(741)
Proceeds from common stock and pre-funded warrants sold, net of underwriters' discount and costs	70,064	(156)
Net cash provided by financing activities	70,608	1,073
Net (decrease) increase in cash and cash equivalents and restricted cash	(25,949)	25,944
Cash, cash equivalents and restricted cash at beginning of period	54,200	18,927
Cash, cash equivalents and restricted cash at end of period	$28,251	$44,871
Supplemental cash flow information:
Cash paid for income taxes	$—	$444
Purchases of property and equipment unpaid at period end	$—	$24
Public offering costs unpaid at period end	$13	$50
Cash paid included in measurement of lease liabilities	$965	$1,388
Pre-funded stock warrants issued	$16,736	$—
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business

Concert Pharmaceuticals, Inc., or the Company, was incorporated on April 12, 2006 as a Delaware corporation and has its operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that is developing small molecule drugs that it discovered through the application of its deuterated chemical entity platform, or DCE Platform®. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. The Company’s pipeline consists of clinical stage candidates targeting autoimmune and central nervous system, or CNS, disorders, and a number of preclinical compounds that it is currently assessing.
The Company had cash and cash equivalents and investments of $144.7 million as of June 30, 2020. The Company believes that its cash and cash equivalents and investments as of June 30, 2020 will be sufficient to allow the Company to fund its current operating plan for at least the next twelve months from the date of issuance of the financial statements. The Company may pursue additional cash resources through public or private financings, by establishing collaborations with or licensing its technology to other companies and through other arrangements.
Since its inception, the Company has generated an accumulated deficit of $228.1 million through June 30, 2020. The Company's operating results may fluctuate significantly from year to year, depending on the timing and magnitude of clinical trial and other development activities under its current development programs. Substantially all of the Company's net losses have resulted from costs incurred in connection with its research and development programs and from general and administrative costs associated with its operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

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
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period.
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
During the six months ended June 30, 2020, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard includes removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods, and early adoption is permitted. The Company adopted this new standard effective January 1, 2020, and it did not have a material effect on the consolidated financial statements and related disclosures. For a detailed discussion of the adoption of ASU 2019-12, refer to Note 7.
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

3. Fair Value Measurements

The Company has certain financial assets and liabilities that are recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:

•Level 1—quoted prices for identical instruments in active markets;
•Level 2—quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•Level 3—valuations derived from valuation techniques in which one or more significant value drivers are unobservable.

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of June 30, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Total
June 30, 2020
Cash equivalents:
Money market funds	$16,926	$—	$—	$16,926
Investments, available for sale:
U.S. Treasury obligations	48,724	—	—	48,724
Government agency securities	35,913	32,987	—	68,900
Marketable equity securities:
Corporate equity securities (Note 8)	2,688	—	—	2,688
Total	$104,251	$32,987	$—	$137,238

	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash equivalents:
Money market funds	$40,782	$—	$—	$40,782
Government agency securities	—	2,000	—	2,000
Investments, available for sale:
U.S. Treasury obligations	34,499	—	—	34,499
Government agency securities	10,997	7,899	—	18,896
Marketable equity securities:
Corporate equity securities (Note 8)	5,375	—	—	5,375
Total	$91,653	$9,899	$—	$101,552

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

Cash, cash equivalents, available for sale investments and marketable equity securities included the following as of June 30, 2020 and December 31, 2019:

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2020
Cash		$10,168	$—	$—	$10,168
Money market funds		16,926	—	—	16,926
Cash and cash equivalents		$27,094	$—	$—	$27,094

U.S. Treasury obligations	169 days	$48,583	$142	$(1)	$48,724
Government agency securities	156 days	68,788	112	(1)	68,899
Investments, available for sale		$117,371	$254	$(2)	$117,623

June 30, 2020		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)		$10,451	$—	$(7,763)	$2,688

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Cash		$10,261	$—	$—	$10,261
Money market funds		40,782	—	—	40,782
Government agency securities	8 days	2,000	—	—	2,000
Cash and cash equivalents		$53,043	$—	$—	$53,043

U.S. Treasury obligations	108 days	$34,475	$24	$—	$34,499
Government agency securities	74 days	18,874	22	—	18,896
Investments, available for sale		$53,349	$46	$—	$53,395

December 31, 2019		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)		$10,451	$—	$(5,076)	$5,375
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

5. Restricted Cash
Restricted cash as of June 30, 2020 and 2019 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts. For additional information regarding the Company's lease, refer to Note 11. Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$27,094	$43,714
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$28,251	$44,871

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accrued professional fees and other	$514	$862
Employee compensation and benefits	1,741	3,222
Research and development expenses	4,767	4,252
Total	$7,022	$8,336

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2020, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2020 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit relating to this period. During the six months ended June 30, 2020, the Company recorded a benefit for income taxes of $85 thousand for interest accrued in a prior period under the installment sales method for the sale of CTP-656 to Vertex Pharmaceuticals, Inc., or Vertex.

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2020. Under ASU 2019-12, the Company, having a full valuation and a loss in continuing operations, will no longer include the impacts of items in other comprehensive income in determining intra-period allocation of tax expense for continuing operations. Under ASU 2019-12, the Company can apply this change to intra-period tax allocation on a prospective basis. For the six months ended June 30, 2020, the Company applied the tax allocation rules of ASU 2019-12 to the $207 thousand of unrealized gains on available for sale investments recognized in other comprehensive income, which did not have a material impact on the consolidated financial statements or related disclosures.

8. Revenue

The Company's revenue is generated through collaborative licensing agreements, patent assignments and sales of intellectual property. The Company generates its revenue through one segment. The revenue recognized under each of the Company's arrangements during the current and prior periods is described below.
Contract Assets
In February 2019, the Company received $16.0 million that had previously been held in escrow for indemnification purposes related to the asset purchase by Vertex. The Company did not have a contract asset as of June 30, 2020 or December 31, 2019.
Contract Liabilities
As of June 30, 2020 and December 31, 2019, the Company had $4.2 million and $10.6 million, respectively, in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance but currently constrained from recognition.
The contract liabilities as of June 30, 2020 consisted of the following deferred revenue:

•$1.4 million related to the Company's collaboration with Celgene Corporation, or Celgene, which is attributable to research and development activities associated with the CTP-730 program; and
•$2.8 million related to a payment received from GlaxoSmithKline that the Company will not recognize as revenue until all repayment obligations lapse.

During the three and six months ended June 30, 2020, the Company recognized $6.4 million in deferred revenue upon the expiration of two licensing options under the Company's collaboration agreement with Celgene.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2018, the Vertex indemnification variable consideration represented a contract asset to be released from escrow 18 months following the Vertex Closing Date and was classified as a current asset in the accompanying consolidated balance sheet. In February 2019, the $16.0 million that had previously been held in escrow was released to the Company. Additionally, the variable consideration related to the regulatory milestone payments are fully constrained due to the uncertainty associated with the achievement of the respective milestones. Accordingly, no contract asset was recorded as of June 30, 2020 or December 31, 2019.

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

For the three and six months ended June 30, 2020, the Company recognized $9 thousand and $10 thousand in revenue, respectively, related to intellectual property cost reimbursements. For the three and six months ended June 30, 2019, the Company recognized $20 thousand and $22 thousand in revenue, respectively, related to intellectual property cost reimbursements.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company did not recognize revenue related to the Cipla Agreement for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, the Company recognized $22 thousand and $1.0 million, respectively, in revenue associated with the sale of existing inventory and the Transfer of License Performance Obligation.

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of June 30, 2020, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the closing market price of the Company's common stock on the date of grant, a vesting period of one, three or four years, and an expiration date no later than ten years from the date of grant.
Effective January 1, 2020, an additional 954,603 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of June 30, 2020, there were 1,159,446 shares of common stock available for future awards under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,416	$1,063	$2,671	$2,538
General and administrative	1,388	1,299	2,610	2,753
Total stock-based compensation expense	$2,804	$2,362	$5,281	$5,291
Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting. The weighted-average fair value of options granted in the three and six months ended June 30, 2020 and 2019 reflect the following weighted-average assumptions:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	71.00%	76.89%	68.58%	77.13%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	0.42%	1.82%	1.33%	2.22%
Expected dividend yield	—%	—%	—%	—%
For the three and six months ended June 30, 2019, expected volatility was estimated using a weighted average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. For the three and six months ended June 30, 2020, expected volatility was estimated using solely the historical volatility of the Company's common stock because the Company had accumulated sufficient historical pricing data.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Weighted-average fair value of options granted, per option	$5.68	$7.41	$6.54	$9.23
Aggregate grant date fair value of options vested during the period	$2,051	$2,394	$4,236	$4,836
Total cash received from exercises of stock options	$109	$165	$544	$970
Total intrinsic value of stock options exercised	$190	$228	$283	$1,108
The following is a summary of stock option activity for the six months ended June 30, 2020:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2019	4,112,609	$15.01
Granted	713,754	$10.63
Exercised	(77,714)	$7.01
Forfeited or expired	(57,950)	$19.26
Outstanding at June 30, 2020	4,690,699	$14.43	7.02	$1,477
Exercisable at June 30, 2020	2,878,717	$14.40	5.98	$1,383
Vested and expected to vest at June 30, 2020(1)	4,555,272	$14.46	6.96	$1,472
(1)Represents the number of vested stock option shares as of June 30, 2020, plus the number of unvested stock option shares that the Company estimated as of June 30, 2020 would vest, based on the unvested stock option shares as of June 30, 2020 and an estimated forfeiture rate of 6%.

As of June 30, 2020, there was $15.5 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.5 years.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On February 14, 2020, or the 2020 RSU grant date, the Company granted 0.4 million RSUs, or the 2020 RSUs, to certain executives and employees. All of the 2020 RSUs are service-based and vest ratably over three years, with one third of the 2020 RSUs vesting on each anniversary of the 2020 RSU grant date through February 14, 2023.

RSUs are not included in issued and outstanding common stock until the shares have vested and settled. As of June 30, 2020, none of the 2019 RSUs or 2020 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant.
The following is a summary of RSU activity for the six months ended June 30, 2020:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2019	393,629	$10.27
Granted	409,295	$10.87
Released	—	$—
Forfeited	(4,168)	$10.27
Outstanding at June 30, 2020	798,756	$10.58
As of June 30, 2020, there was $6.7 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 1.9 years.

10. Loss Per Share
Basic net loss per common share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of stock options and RSUs as common stock equivalents. The weighted-average common shares outstanding as of June 30, 2020 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with the January 2020 public offering, as discussed in Note 13. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of loss per share for each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(12,991)	$(18,668)	$(33,468)	$(40,494)

Denominator:
Weighted-average shares outstanding - basic and diluted	31,455	23,790	30,283	23,650

Net loss per share applicable to common stockholders - basic and diluted	$(0.41)	$(0.78)	$(1.11)	$(1.71)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	135	227	145	326
Restricted stock units	82	—	68	91
Warrants	61	61	61	78

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
The Company recorded a liability for the Lease of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of June 30, 2020, the Company had a current lease liability of $0.8 million and a non-current lease liability of $15.5 million recorded in its condensed consolidated balance sheets.
On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of June 30, 2020, the Company had a long-term lease asset of $9.1 million recorded in its condensed consolidated balance sheets.
The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2020, the Company recognized $1.2 million in lease expense.
The six months ended June 30, 2020 included two months of rent abatement according to the terms of the Lease, and the Company paid $1.0 million in rent. As a payment arising from an operating lease, the $1.0 million is classified within operating activities in the condensed consolidated statements of cash flows.
For the six months ended June 30, 2020 and 2019, the weighted-average remaining lease term was 8.5 years and 9.5 years, respectively, and the weighted-average discount rate was 13.08%.

12. Open Market Sale Agreement

On March 1, 2019, the Company entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the ATM Agreement, and also has provided Jefferies with customary indemnification and contribution rights. In addition, the Company has agreed to reimburse certain legal expenses and fees incurred by Jefferies in connection with the offering up to a maximum of $50 thousand, in addition to certain ongoing disbursements of Jefferies' counsel. In 2019, the Company sold 36,167 shares of its common stock in accordance with the ATM Agreement for net proceeds of $0.4 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Additionally, in 2019, the Company incurred approximately $0.3 million related to legal, accounting and other fees in connection with the ATM Agreement. The Company has not sold any shares of common stock under the ATM Agreement in 2020.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

OVERVIEW
We are a clinical stage biopharmaceutical company that is developing small molecule drugs that we discovered through the application of our DCE Platform. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our pipeline consists of clinical stage candidates targeting autoimmune and CNS disorders, and a number of preclinical compounds that we are currently assessing.

CTP-543
CTP-543 Opportunity
CTP-543 is an oral JAK1 and JAK2 inhibitor that we are developing for the treatment of moderate-to-severe alopecia areata, a disease that currently has no approved treatments. Alopecia areata is a serious, chronic autoimmune disease affecting approximately 700,000 Americans at any given time that results in partial or complete loss of hair on the scalp and/or body. CTP-543 was discovered by applying our deuterium chemistry technology to modify ruxolitinib, a JAK inhibitor, which is commercially available under the name Jakafi® in the United States for the treatment of certain blood disorders and for graft versus host disease. The FDA has granted CTP-543 Breakthrough Therapy designation for the treatment of adult patients with moderate-to-severe alopecia areata and Fast Track designation for the treatment of alopecia areata.
Clinical Development of CTP-543
We have completed three Phase 2 trials of CTP-543 for the treatment of moderate-to-severe alopecia areata to support the advancement of the program into Phase 3 development. In September 2019, we announced topline results from a Phase 2 double-blind, randomized, dose-ranging trial to evaluate three sequential doses of CTP-543 (4, 8 and 12 mg twice-daily) and a placebo control in 149 patients with moderate-to-severe alopecia areata. Patients treated with either 8 mg twice-daily or 12 mg twice-daily of CTP-543 met the primary efficacy endpoint with statistically significant differences (p <0.001) relative to placebo in the percentage of patients achieving a ≥ 50% relative change from baseline at 24 weeks. The 8 mg twice-daily and 12 mg twice-daily groups were also significantly different from placebo in the number of patients achieving ≥ 75% and ≥ 90% relative change in Severity of Alopecia Tool, or SALT, score between baseline at 24 weeks. A numerically but not statistically greater percentage of patients treated with the 4 mg twice-daily dose of CTP-543 met the primary efficacy endpoint. At 24 weeks, patients treated with 8 mg twice-daily and 12 mg twice-daily compared to placebo also rated significantly greater improvement in their alopecia areata on the Patient Global Impression of Improvement Scale. Treatment with CTP-543 was generally well tolerated. The most common side effects in the 8 mg or 12 mg twice-daily groups were headache, nasopharyngitis, upper respiratory tract infection, acne, nausea and low-density lipoprotein increase. One serious adverse event of facial cellulitis was reported in the 12 mg twice-daily group as possibly related to treatment; however, after a brief interruption, treatment continued and this patient completed the trial. No thromboembolic events were reported during the trial.

In June 2020, we released new data analyses from our Phase 2 dose-ranging trial of CTP-543. The new data analyses revealed that statistically significant results were reported for the 8 mg twice-daily and 12 mg twice-daily doses of CTP-543 at more stringent response thresholds, which may be more clinically meaningful to patients, and positive findings were reported for clinician and patient reported outcome measures of scalp hair loss. At 24 weeks, 26% and 42% of patients who received CTP-543 in the 8 mg twice-daily and 12 mg twice-daily cohorts, respectively, achieved an absolute SALT score ≤ 20 (p <0.05 vs. placebo), indicating a clinically-meaningful 80 percent or greater scalp hair present. Data from the Clinician Global Impression of Improvement scale showed 75% of clinicians rated the response in the 12 mg twice-daily cohort and 61% of clinicians rated the response in the 8 mg twice-daily cohort as "much improved" or "very much improved" at 24 weeks. For both doses, there was a statistically significant difference from placebo (p <0.001).

In December 2019, we announced that we completed an open label Phase 2 trial evaluating 8 mg twice-daily compared to 16 mg once-daily dosing of CTP-543 in 57 patients with moderate-to-severe alopecia areata. Results in the 8 mg twice-daily arm were consistent with the previously-reported 8 mg twice-daily results from our Phase 2 dose-ranging trial of CTP-543. The trial measured the relative change in SALT score between baseline and 24 weeks. Treatment was generally well tolerated in both arms of the study. All but one of the patients who completed this trial elected to continue in an ongoing open label long-term extension study. A second open label Phase 2 trial evaluating 12 mg twice-daily compared to 24 mg once-daily dosing of CTP-543 in patients with moderate-to-severe alopecia areata was completed in 2020. We intend to utilize the 8 mg twice-daily and 12 mg twice-daily doses in our clinical development program for CTP-543 going forward.

As of April 2019, all patients who complete efficacy and safety studies with CTP-543 are eligible to enroll into an open label long-term extension study.

We conducted an end of Phase 2 meeting with the FDA in March 2020 and announced our plans to advance CTP-543 into Phase 3 evaluation, which we expect to initiate in the fourth quarter of 2020. The planned Phase 3 program for CTP-543 will include two randomized, double-blind, placebo-controlled clinical trials in adults at sites in the United States, Canada and Europe. The CTP-543 Phase 3 program will evaluate the percentage of patients receiving 8 mg twice-daily, 12 mg twice-daily or placebo twice-daily that achieve a SALT score of 20 or less after 24 weeks of dosing in patients with moderate-to-severe alopecia areata.
CTP-692
CTP-692 Opportunity
CTP-692 is a selective deuterated analog of the endogenous amino acid D-serine, a key molecule that activates NMDA receptors in areas of the brain that are widely believed to play key roles in schizophrenia. Based on published nonclinical and clinical effects of D-serine, we believe that CTP-692 has the potential to help restore NMDA receptor activity in key areas of the brain to improve clinical outcomes in patients with schizophrenia. Population studies have shown that levels of D-serine measured in the plasma and cerebrospinal fluid of patients with schizophrenia are, on average, significantly lower than healthy controls. Genome-wide association studies demonstrate that genetic changes that alter glutamatergic transmission, including by reducing NMDA neurotransmission and by reducing D-serine exposure, substantially increase the likelihood of becoming schizophrenic. Academic studies have demonstrated that oral dosing of D-serine can result in dose-dependent improvement in positive, negative and cognitive symptoms in patients with schizophrenia when added to D2-modulating antipsychotics, with the exception of clozapine. However, nonclinical studies have demonstrated that D-serine can cause nephrotoxicity in rats. In addition, in some patients who received high doses of D-serine, clinical findings suggesting renal impairment were observed. As a result, the clinical development of D-serine has historically been limited.
In nonclinical studies in rats, when administered at doses where D-serine resulted in causing significantly increased blood levels of serum creatinine and blood urea nitrogen, indicating renal toxicity, CTP-692 did not cause changes in blood levels of those markers, suggesting that CTP-692 could have reduced toxicity and a larger therapeutic window. Administration of CTP-692 in rats also resulted in greater plasma exposure and higher brain to plasma ratios than did similar doses of D-serine. It therefore may be better-suited for development as a human therapeutic agent. CTP-692 will initially be developed as an adjunctive therapy along with standard antipsychotic medicines in patients with schizophrenia.
Clinical Development of CTP-692
The Phase 1 program was designed to assess the safety, tolerability and pharmacokinetics of CTP-692 in healthy volunteers. The Phase 1 program included three studies: a crossover comparison of CTP-692 versus D-serine, a single-ascending dose study that also assessed the effect of food on the pharmacokinetics of CTP-692, and a multiple-ascending dose trial assessing CTP-692 dosed orally over seven days.
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
COLLABORATION PRODUCT CANDIDATES
In addition to our wholly owned development programs, we have entered into collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. Our partners are currently responsible for all development and future commercialization activities under these arrangements. In each of these collaborations, the deuterium-modified compound was independently discovered by us. For example, on February 24, 2012, we entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, a subsidiary of Otsuka Pharmaceuticals Co., Ltd. for the worldwide rights to develop, manufacture and commercialize AVP-786. AVP-786 is a combination of deudextromethorphan hydrobromide (d6-DM) and quinidine sulfate (Q), a CYP2D6 inhibitor, being investigated for the treatment of neurologic and psychiatric disorders. In 2019, Avanir completed two Phase 3 trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. Two additional Phase 3 trials and an open label long-term extension study for Alzheimer’s agitation are ongoing, and an additional Phase 3 trial is planned. Additionally, Avanir is conducting a Phase 2/3 trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia.
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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, or cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $228.1 million since inception through June 30, 2020 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements.

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

Research and development expenses
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•employee-related expenses, including salary, benefits, travel and stock-based compensation expense;
•expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials;
•the cost of acquiring, developing and manufacturing clinical trial materials;
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies;
•platform-related lab expenses, which includes costs related to synthesis, analysis and in vitro and in vivo characterization of deuterated compounds to support the selection and progression of potential product candidates;
•expenses related to consultants and advisors; and
•costs associated with nonclinical activities and regulatory operations.
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
The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably predict with certainty the duration and completion costs of the current or future clinical trials of any of our product candidates or if, when or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain marketing approval. We may never succeed in achieving marketing approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•the scope and rate of progress of our ongoing as well as any additional clinical trials and other research and development activities;
•successful enrollment in and completion of clinical trials, including on account of the COVID-19 pandemic and its impact on clinical trial sites;
•conduct of and results from ongoing as well as any additional clinical trials and research and development activities;
•significant and changing government regulation;
•the terms and timing and receipt of any marketing approvals;
•the performance of our collaborators;
•our ability to manufacture any of our product candidates that we are developing or may develop in the future; and
•the expense and success of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including potential claims that we infringe other parties' intellectual property.
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
Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of June 30, 2020, we forecast an ordinary pre-tax loss for the year ended December 31, 2020 and maintain a full valuation allowance on our deferred tax assets. During the three and six months ended June 30, 2020, we recorded a benefit for income taxes of $85 thousand for interest accrued under the installment sales method for the sale of CTP-656 to Vertex.
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

RESULTS OF OPERATIONS
Discussion of the three and six months ended June 30, 2020
The following table summarizes our results of operations for the three and six months ended June 30, 2020.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2020	2020
Revenue:
License and research and development revenue	$6,387	$6,394
Operating expenses:
Research and development	14,788	28,774
General and administrative	4,731	9,403
Total operating expenses	19,519	38,177
Loss from operations	(13,132)	(31,783)
Investment income	355	918
Unrealized loss on marketable equity securities	(299)	(2,688)
Loss before income taxes	(13,076)	(33,553)
Income tax benefit	(85)	(85)
Net loss	$(12,991)	$(33,468)
License and research and development revenue

Total revenue was $6.4 million for both the three and six months ended June 30, 2020. The revenue recognized in the 2020 periods was primarily attributable to the expiration of two licensing options under our collaboration agreement with Celgene.
Research and development expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2020, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2020	2020
CTP-543 external costs	$3,626	$6,556
CTP-692 external costs	4,951	9,259
External expenses for other programs	151	495
Employee and contractor-related expenses	4,728	9,784
Facility and other expenses	1,332	2,680
Total research and development expenses	$14,788	$28,774
Research and development expenses were $14.8 million and $28.8 million for the three and six months ended June 30, 2020, respectively. CTP-543 expenses primarily related to clinical development, including preparations for the Phase 3 clinical trial that is expected to begin in the fourth quarter of 2020. CTP-543 expenses decreased by $1.4 million and $2.4 million in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively, primarily due to the completion of the Phase 2 dose-ranging clinical trial in the third quarter of 2019. CTP-692 expenses increased by $2.2 million and $2.5 million in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively. These CTP-692 expenses, and their increase from the prior period, were primarily attributable to the ongoing Phase 2 dose-ranging clinical trial. External expenses for other programs consisted of costs incurred to develop our research pipeline. External expenses for other programs decreased by $0.5 million and $1.5 million in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively, primarily due to a decrease in lab activity due to the COVID-19 pandemic, and due to the payment made during the first quarter of 2019 to the non-profit organization Fast Forward related to the Cipla Agreement, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Employee-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.
General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2020.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2020	2020
Employee salaries and benefits	$2,688	$5,397
External professional service and legal expenses	998	1,886
Facility, technology and other expenses	970	1,970
Depreciation and amortization	75	150
Total general and administrative expenses	$4,731	$9,403
General and administrative expenses decreased by $0.2 million and $1.2 million in the 2020 periods compared to the three and six months ended June 30, 2019, respectively, primarily due to a decrease in legal expenses.
Investment income

Investment income was $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively, and consisted of interest income earned on cash equivalents and investments.
Unrealized loss on marketable equity securities
Unrealized loss on marketable equity securities was $0.3 million and $2.7 million for the three and six months ended June 30, 2020, respectively, and consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Income Tax Benefit
During the three and six months ended June 30, 2020, we recorded a benefit for income taxes of $85 thousand for interest accrued under the installment sales method for the sale of CTP-656 to Vertex.

Discussion of the three and six months ended June 30, 2019
The following table summarizes our results of operations for the three and six months ended June 30, 2019.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
Revenue:
License and research and development revenue	$49	$1,054
Operating expenses:
Research and development	14,496	30,286
General and administrative	4,978	10,587
Total operating expenses	19,474	40,873
Loss from operations	(19,425)	(39,819)
Investment income	883	1,750
Unrealized loss on marketable equity securities	(126)	(2,425)
Net loss	$(18,668)	$(40,494)
License and research and development revenue

Total revenue was $49 thousand and $1.1 million for the three and six months ended June 30, 2019, respectively. The revenue recognized in the 2019 periods was primarily related to the Cipla Agreement, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2019, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
CTP-543 external costs	$5,018	$8,951
CTP-692 external costs	2,758	6,789
External expenses for other programs	629	1,988
Employee and contractor-related expenses	4,692	9,761
Facility and other expenses	1,399	2,797
Total research and development expenses	$14,496	$30,286
Research and development expenses were $14.5 million and $30.3 million for the three and six months ended June 30, 2019, respectively. CTP-543 expenses primarily related to clinical development, including multiple Phase 2 clinical trials. CTP-692 expenses were primarily attributable to the Phase 1 clinical trials and manufacturing costs to support the continued advancement of the program. External expenses for other programs consisted of costs incurred to develop our research pipeline and a $0.5 million payment to the non-profit organization Fast Forward in the first quarter of 2019 under a pre-existing CTP-354 agreement, which was triggered by the upfront payment that Cipla paid to us under the Cipla Agreement. Employee-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2019.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
Employee salaries and benefits	$2,747	$5,747
External professional service and legal expenses	1,197	2,808
Facility, technology and other expenses	959	1,876
Depreciation and amortization	75	156
Total general and administrative expenses	$4,978	$10,587
Investment income

Investment income was $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively, and consisted of interest income earned on cash equivalents and investments.
Unrealized loss on marketable equity securities
Unrealized loss on marketable equity securities was $0.1 million and $2.4 million for the three and six months ended June 30, 2019, respectively, and consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of June 30, 2020, we had an accumulated deficit of $228.1 million. We generated net income for the fiscal year ended December 31, 2015 due to a one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, under a change in control provision described in our patent assignment agreement and again for the fiscal year ended December 31, 2017 from the closing of our sale of CTP-656 to Vertex, but we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, additional collaborations and licensing arrangements, and other sources.
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
As of June 30, 2020, we had cash and cash equivalents and investments of $144.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(32,524)	$(18,025)
Investing activities	(64,033)	42,896
Financing activities	70,608	1,073
Net (decrease) increase in cash and cash equivalents and restricted cash	$(25,949)	$25,944
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the six months ended June 30, 2020, our operating activities used cash of $32.5 million as compared to cash used by operating activities of $18.0 million during the six months ended June 30, 2019. Cash used in operating activities during both the six months ended June 30, 2020 and 2019 was primarily driven by our development activities associated with CTP-543 and CTP-692, our wholly owned development programs.

Investing activities. Net cash provided by investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. Net cash provided by maturities of investments for the six months ended June 30, 2020 and 2019 was $81.2 million and $92.6 million, respectively. Net cash used in purchases of investments for the six months ended June 30, 2020 and 2019 was $145.2 million and $49.2 million, respectively. Purchases of fixed assets for the six months ended June 30, 2020 and 2019 were $0.1 million and $0.5 million, respectively. The increase in the purchases of investments during the six months ended June 30, 2020 is primarily due to the management of funds received from the January 2020 public offering of common stock and pre-funded warrants, as discussed further in Note 13 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Financing activities. During the six months ended June 30, 2020 and 2019, our financing activities provided cash of $70.6 million and $1.1 million, respectively. The cash provided by financing activities during the six months ended June 30, 2020 was primarily attributable to the proceeds from the January 2020 public offering of common stock and pre-funded warrants. Additionally, the Company received proceeds of $0.5 million and $1.0 million from the exercise of stock options during the six months ended June 30, 2020 and 2019, respectively.

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

Based on our current expectations, including with respect to our development plans, we believe that our existing cash and cash equivalents and investments as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. However, we will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of June 30, 2020 and December 31, 2019, we had $144.7 million and $106.4 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of June 30, 2020 would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We contract with suppliers of raw materials, contract manufacturers and contract research organizations internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2020.

Item 4.Controls and Procedures.

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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.Risk Factors.
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

As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and supply chain, including:

•We believe that the COVID-19 pandemic has had, and will continue to have, an impact on our clinical trials, including our Phase 2 clinical trial of CTP-692 for schizophrenia and our open label long-term extension study of CTP-543 for alopecia areata. Due to changes to study site operations and local travel restrictions, in some cases, these impacts include the potential need for remote assessments and delivery of study medication directly to patients. In addition, enrollment of new patients in our clinical trials has slowed as a result of state and local restrictions. Some patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment or patient dosing in order to preserve health resources and protect trial participants. As a result, the timelines to complete our clinical trials may be delayed. For example, due to delays in enrollment in our Phase 2 clinical trial of CTP-692 for schizophrenia as a result of the COVID-19 pandemic, in late April 2020, we updated our expectation regarding the completion of enrollment of this clinical trial to expecting enrollment to be complete by year-end 2020.
•We believe that the COVID-19 pandemic may also have an impact on the clinical trials of our collaborators. For instance, AVP-786 is being developed under a collaboration with Avanir. Screening and enrollment in ongoing AVP-786 clinical trials were temporarily paused due to restrictions associated with the COVID-19 pandemic, but have since resumed for many of the clinical trials. As a result, our collaborators' timelines to complete clinical trials may be delayed.
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, ship our product candidates to study sites, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns or disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.
•We have limited our on-site staff to personnel that work in our laboratories or perform other essential activities on-site, and have requested that all other personnel continue to work remotely. Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, clinical trial sites and other important agencies and contractors. General protective measures put into place at various governmental levels, including quarantines, travel restrictions and business shutdowns, may also negatively affect our operations.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

•The trading prices for our common stock and the stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.
The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy. We will continue to monitor the situation closely.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never sustain profitability.
As of June 30, 2020, we had an accumulated deficit of $228.1 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering of our common stock, private placements of our preferred stock, debt financings and funding from collaborations or other agreements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
We anticipate that our expenses will increase substantially if and as we:

•continue to develop and conduct nonclinical studies and clinical trials with respect to our product candidates;
•seek to identify additional product candidates;
•in-license or acquire additional product candidates;
•seek marketing approvals for our product candidates that successfully complete clinical trials;
•establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various products for which we may obtain marketing approval;
•require the manufacture of larger quantities of product candidates for clinical development and potentially commercialization;
•maintain, expand and protect our intellectual property portfolio;
•incur delays to the initiation or completion of our clinical trials due to the COVID-19 pandemic;
•incur any disruptions or delays to the supply of our product candidates due to the COVID-19 pandemic;
•hire additional personnel;
•add equipment and physical infrastructure to support our research and development; and
•continue to implement the infrastructure necessary to support our product development and help us comply with our obligations as a public company.
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
We believe that our cash and cash equivalents and investments as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. Our estimate as to how long we expect our cash and cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•the progress, timing, costs and results of clinical trials of, and research and nonclinical development efforts for, our product candidates and potential product candidates, including current and future clinical trials, including on account of the COVID-19 pandemic and its impact on our clinical trial sites;
•our current collaboration agreements and achievement of milestones under these agreements;
•our ability to enter into and the terms and timing of any additional collaborations, licensing, product acquisition or other arrangements that we may establish;
•the number of product candidates that we pursue and their development requirements;
•the outcome, timing and costs of seeking marketing approvals;
•our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•potential litigation costs; and
•the costs of operating as a public company.

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

We could in the future incur indebtedness containing financial obligations and restrictive covenants, which could have significant adverse consequences, including:

•requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry and market conditions;
•subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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
We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•in the case of CTP-543, our ability to treat moderate-to-severe alopecia areata with acceptable safety and efficacy;
•in the case of CTP-692, our ability to treat schizophrenia, in patients concurrently receiving antipsychotic medication, with acceptable safety and efficacy;
•successful and timely completion of clinical trials, including the impact of the COVID-19 pandemic on the initiation or completion of our clinical trials and the supply of our product candidates;
•receipt of marketing approvals from applicable regulatory authorities;
•the performance of our future collaborators, if any, for our programs;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•our ability to manufacture or arrange for the manufacture of our active pharmaceutical ingredients and drug products with sufficient quality, quantity and reproducibility to support clinical trials and potential future commercialization;
•establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
•obtaining and maintaining patent, trade secret protection, regulatory exclusivity and freedom to operate, both in the United States and internationally;
•amount of commercial sales, if and when approved;
•a continued acceptable safety profile of our programs following any marketing approval; and
•agreement by third-party payors to reimburse patients for the costs of treatment with our products, and the terms of such reimbursement.

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
Any inability to successfully complete nonclinical and clinical development could result in additional costs to us, or our collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (1) we, or our collaborators, are required to conduct additional or larger clinical trials or other testing of our product candidates beyond the trials and testing that we, or they, contemplate, (2) we, or our collaborators, are unable to successfully complete clinical trials of our product candidates or other testing, (3) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable, or (4) there are unacceptable safety concerns associated with our product candidates, we, or our collaborators, in addition to incurring additional costs, may:

•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;

•obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;
•be subject to additional post-marketing testing or other requirements; or
•be required to remove the product from the market after obtaining marketing approval.

For instance, AVP-786 is being developed under a collaboration with Avanir. In 2019, Avanir completed two Phase 3 trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type in a number of ongoing and planned Phase 3 trials. Additionally, Avanir is conducting a Phase 2/3 trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia. However, given the results of Avanir’s second Phase 3 trial of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type, there is no guarantee that any future trials of AVP-786 will meet their primary or key secondary endpoints.

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
We, or our collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent marketing approval of our product candidates, including:

•toxicity or serious adverse effects may be observed in our nonclinical studies causing us to delay or abandon clinical trials;
•clinical trials of our product candidates may produce unfavorable or inconclusive results;
•unexpectedly high placebo response rates;
•rater variability in the assessment of clinical endpoints;
•we, or our collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials and or develop and or validate new clinical endpoints for our clinical trials, or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we, or our collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or our collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or our collaborators, anticipate;
•our third-party contractors, or those of our collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of our collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or our collaborators in a timely manner or at all;
•criminal or unauthorized misuse of computer systems may result in disruption to our, or our partners' or vendors', clinical trials, nonclinical activities or manufacturing, or may compromise data from our, or our partners' or vendors', clinical or nonclinical studies;
•regulators or institutional review boards may not authorize us, our collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we, or our collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients or the sites from the clinical trial, increase the needed enrollment size for the clinical trial, extend the clinical trial’s duration or cause spurious results;
•investigators may provide inaccurate or false data, resulting in spurious clinical results, an inadequate data set or regulators’ unwillingness to approve a product;
•regulators, institutional review boards or data monitoring committees may require that we, or our collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
•the FDA or comparable foreign regulatory authorities may disagree with our, or our collaborators’, clinical trial design or our or their interpretation of data from nonclinical studies and clinical trials;

•the FDA or comparable foreign regulatory authorities may change their requirements for approvability for a given product or for an indication after we have initiated work based on their previous guidance;
•the COVID-19 pandemic may impact the FDA's or comparable foreign regulatory authorities' ability to continue its normal operations;
•the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply, including as a result of shipping delays or vendor personnel shortages due to the COVID-19 pandemic;
•we, or our manufacturing vendors, may not produce, or may not consistently produce material, that meets necessary specifications for commercialization;
•the FDA or comparable foreign regulatory authorities may determine that our, or our manufacturing vendors, manufacturing or quality control processes fail to meet their specifications or guidelines; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.
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
We, or our collaborators, may not be able to initiate or continue clinical trials for any of our product candidates if we, or they, are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or comparable foreign regulatory authorities, such as the European Medicines Agency. Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including:

•the size and nature of the patient population;
•the severity of the disease under investigation;
•the availability or interest of clinical sites to enroll patients into our trials;
•the willingness or availability of patients to participate in our clinical trials, including due to the COVID-19 pandemic;
•the proximity of patients to clinical sites;
•the eligibility criteria for the trial;
•the design of the clinical trial, including any requirement to halt current therapy in connection with the trial;
•the potential need to discontinue investigational treatment at the completion of the study;
•the availability of other effective treatments for the indication we are assessing;
•access to relevant clinical trial sites;
•efforts to facilitate timely enrollment;
•competing clinical trials;
•support by relevant industry or patient organizations with influence over clinical trial sites; and
•clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved or used for the indications we are investigating.
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
Breakthrough Therapy and Fast Track designations by the FDA may not lead to a faster development, regulatory review or approval.
Although the FDA has granted CTP-543 Breakthrough Therapy designation for the treatment of adult patients with moderate-to-severe alopecia areata and Fast Track designation for the treatment of alopecia areata, Breakthrough Therapy and Fast Track designations do not necessarily lead to a faster development pathway or regulatory review process and do not increase the likelihood of marketing approval. The FDA may later withdraw the designations if it believes that CTP-543 no longer meets the necessary conditions.
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

Placebo responses are common in clinical trials of many neuropsychiatric agents, and the rate of such responses has generally been increasing for decades in the United States and Europe. High placebo response rates can cause even effective agents to fail to achieve statistical significance on key endpoints, resulting in failed clinical trials. Even if our compounds demonstrate efficacy in Phase 2 studies, higher than expected placebo response rates may result in their failure in pivotal studies and our inability to obtain marketing approval. The COVID-19 pandemic may also have unforeseen effects on placebo responses in our clinical trials, particularly our Phase 2 clinical trial of CTP-692 for schizophrenia.
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

•the efficacy and safety of the product;
•the potential advantages of the product compared to alternative treatments;
•the prevalence and severity of any side effects;
•the clinical indications for which the product is approved;
•whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;
•limitations or warnings, including distribution or use restrictions or burdensome prescription requirements contained in the product’s approved labeling;
•our ability, or the ability of our collaborators, to offer the product for sale at commercially acceptable prices;
•the product’s convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try, and of physicians to prescribe, the product;
•the strength of sales, marketing and distribution support;
•the approval of other new products for the same indications;
•the extent and success of counter-detailing efforts by our competitors;
•the pricing, extent of discounts or bundled products offered by our competitors;
•the organization stability of our collaborators, if any;
•changes in the standard of care for the targeted indications for the product;
•the timing of market introduction of our approved products as well as competitive products; and
•the availability and amount of reimbursement from government payors, managed care plans and other third-party payors.
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
Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that these individuals are not representative of the actual patient population or that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•regulatory authorities may withdraw their approval of the drug and/or seize the drug;
•we, or our collaborators, may need to recall the drug or change the way the drug is administered;
•additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug, including the addition of labeling statements, such as a “black box” warning or a contraindication;
•we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•we, or our collaborators, may be required to operate under a Risk Evaluation and Mitigation Strategy, or REMS;
•we, or our collaborators, could be sued and held liable for harm caused to patients; and
•the drug may become less competitive.
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
We face an inherent risk of product liability claims as a result of the clinical testing of our product candidates despite obtaining appropriate informed consents from our clinical trial participants. We will face an even greater risk if we, or our collaborators, commercially sell any product that we may, or they may, develop. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for our product candidates or products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend litigation;
•distraction to our management diverting focus from business operations and strategy;
•initiation of investigations by regulators;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•substantial monetary awards to trial participants or patients;
•loss of revenue; and
•the inability to commercialize any products that we may develop.

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

Collaborations involving our product candidates pose a number of risks, including:

•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators may conduct their clinical trials poorly or inadequately, harming our products, including our products’ development in other territories;
•product candidates developed in collaboration with us, including in particular product candidates based on deuteration of a collaborator’s marketed drugs or advanced clinical candidates, may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators may steal our trade secrets or may hire valuable employees from us;
•collaborators may fail to protect our trade secrets;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
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
Certain of our manufacturing processes for our product candidates incorporate deuterium by using deuterated chemical intermediates or reagents that are derived from deuterium oxide. For the deuterated chemical intermediates and reagents, we are not subject to the license requirements applicable to deuterium oxide; however, the manufacturer of the deuterated chemical intermediate or reagent may themselves be required to obtain deuterium oxide under applicable licensing requirements. Many of the manufacturers of these deuterated chemical intermediates and reagents are not located in countries that produce bulk quantities of deuterium oxide. Therefore, our ability to source these deuterated chemical intermediates may depend on the ability of these manufacturers to obtain deuterium oxide from other countries. Certain countries may also limit or prohibit the export of deuterium-containing products or intermediates. In the future we may arrange for supplies of deuterated chemical intermediates or reagents from manufacturers located in countries from which they can source deuterium oxide in bulk. However, contract manufacturers in these countries may not represent a viable alternative to our current suppliers. We do not have long-term agreements with our suppliers of deuterated chemical intermediates or reagents and we obtain some of these deuterated chemical intermediates or reagents from single sources, putting us at risk of uncontrolled cost increases or supply interruptions if we cannot establish alternative sourcing arrangements. Deuterated chemical intermediates may be expensive or difficult to obtain or may be produced by specialized techniques that are not widely practiced, and we may not be able to enter into arrangements for larger scale supply of deuterated chemical intermediates on acceptable terms, or at all.
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
We currently rely, and expect to continue to rely, on third-party contractors to manufacture nonclinical and clinical supplies of our product candidates and to package, label and ship these supplies. We expect to rely on third-party contractors to manufacture, formulate, package, label and distribute commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on such third-party contractors entails risks, including:

•manufacturing delays, including if our third-party contractors give greater priority to the supply of other products over our product candidates or if they otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•potentially incorrect data analysis, resulting in falsely-positive, falsely-negative or misleading or uninterpretable results;
•potential industrial accidents such as fires or explosions that compromise our product candidates or the ability of the contractors to timely deliver them;
•natural disasters, public health crises, pandemics and epidemics, including the COVID-19 pandemic;
•the possible termination or non-renewal of agreements by our third-party contractors at a time that is costly or inconvenient for us;
•potentially limited numbers of available contractors due to the need for uncommon equipment or expertise, or pre-existing conflicts of interest;
•the possible breach by the third-party contractors of our agreements with them;
•possible theft of intellectual property or trade secrets;
•possible theft of our materials, including starting materials, intermediates, active pharmaceutical ingredients or drug products;
•the failure of third-party contractors to comply with applicable regulatory requirements;
•the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•possible contamination, or non-conformance with product or packaging specifications, of our product during or after its manufacture;
•possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities or supply chain disruptions;
•the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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
We may also become involved in opposition, derivation, reexamination, post grant review, or PGR, inter partes review, or IPR, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the Patent Trial and Appeal Board, or PTAB, instituted an IPR brought against our U.S. Patent No. 9,249,149, or the '149 patent, by Incyte Corporation, or Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the U.S. Court of Appeals for the Federal Circuit, or Federal Circuit, granted our motion to vacate and remand the PTAB final written decision in light of the recent Federal Circuit ruling on the Constitution’s Appointments Clause in Arthrex, Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019). As a result, the IPR was remanded for reconsideration by a new panel of PTAB judges. However, in May 2020, the PTAB issued an Order putting on hold the reconsideration of any IPR proceedings, including our IPR, that had been remanded by the Federal Circuit under Arthrex until the Supreme Court acts on the petitions for certiorari that have been filed related to Arthrex. The '149 patent remains valid and enforceable while the IPR is being reconsidered by the PTAB and until any future appeals by us have been exhausted in the event that the PTAB reaches a similar decision to invalidate the '149 patent. Adverse determinations in any such submission, proceeding or litigation such as this could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
In addition, later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the indication, patient population or other parameters for which the drug is approved;
•restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenues;
•reputational damage;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of products;
•product seizure; or
•injunctions or the imposition of civil or criminal penalties.

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
Among the provisions of the PPACA of potential importance to our product candidates are the following:

•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•extension of manufacturers’ Medicaid rebate liability;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program new requirements to report financial arrangements with physicians and teaching hospitals;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.
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

•Anti-Kickback Statute. The federal Healthcare Anti-Kickback statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•False Claims Act. The federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
•HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services and, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information;
•Transparency Requirements. Federal transparency laws require certain manufacturers of covered drugs to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and
•Analogous State and Foreign Laws. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The trading price of our comment stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•the success or failure of existing or new competitive products or technologies;
•the timing, advancement of and results of nonclinical studies and clinical trials of any of our product candidates;
•commencement or termination of collaborations for our development programs;
•failure, delays, changes to or discontinuation of any of our development programs;
•regulatory or legal developments in the United States and other countries;
•regulatory actions relating to our product candidates;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•disclosures by our collaborators relating to our product candidates or competitive programs;
•merger or acquisition activity of our collaborators;
•the level of expenses related to any of our product candidates or clinical development programs;
•the results of our efforts to develop additional product candidates or products;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•announcement or expectation of additional financing efforts;
•receipt or expectation of receipt of revenues such as milestones, royalties, grants and license fees;
•sales of our common stock by us, our insiders or other stockholders;
•programmed trading based on technical stock chart or other inputs;
•portfolio restructuring by large stockholders or decisions by stockholders to rapidly acquire or sell our shares;
•addition or removal of our stock from stock indices;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in estimates or recommendations by securities analysts that cover our stock;
•actions by short-sellers or supporters of our stock, including social media postings or reports;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•legalization or the anticipation of possible legalization of drug reimportation from other countries;
•actual or anticipated changes in FDA practices;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
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
In addition, as of July 31, 2020, there were 29,678,072 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of July 31, 2020, there were 1,861,273 shares subject to outstanding warrants to purchase common stock, 1,800,000 shares of which are registered under the Securities Act. The remaining 61,273 shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.
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
Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, and all affiliates, in the aggregate, beneficially own a substantial percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•delay, defer or prevent a change in control;
•entrench our management or the board of directors; or
•impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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
Provisions in our corporate charter and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•establish a classified board of directors such that all members of the board of directors are not elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from the board;
•establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at stockholder meetings;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call a special meeting of stockholders;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or by-laws.

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

Item 6.Exhibits.

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

CONCERT PHARMACEUTICALS, INC.

Date:	August 6, 2020	By:	/s/ Marc A. Becker

Marc A. Becker Chief Financial Officer (Principal Financial Officer)