Form 10-Q
period 2020-09-30
CONCERT PHARMACEUTICALS, INC.
filed 2020-11-05
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36310
_________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 30, 2020: 30,649,249

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
•the outcome of our inter partes review proceeding regarding U.S. Patent No. 9,249,149 covering CTP-543 and the post grant review petition challenging U.S. Patent No. 10,561,659 covering CTP-543;
•our freedom to operate with respect to third-party patents;
•our expectations regarding our DCE Platform® and the potential advantages of our product candidates;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•conditions and events that raise doubt about our ability to continue as a going concern;
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.
CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$33,675	$53,043
Investments, available for sale	90,496	53,395
Marketable equity securities	2,956	5,375
Interest receivable	314	260
Deferred offering costs	139	143
Accounts receivable	130	72
Income taxes receivable, current	2,390	—
Prepaid expenses and other current assets	6,269	4,567
Total current assets	136,369	116,855
Property and equipment, net	6,730	7,753
Restricted cash	1,157	1,157
Other assets	71	96
Income taxes receivable	—	2,358
Operating lease right-of-use assets, long-term	9,046	9,252
Total assets	$153,373	$137,471
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$265	$881
Accrued expenses and other liabilities	6,224	8,336
Deferred revenue, current portion	—	7,783
Lease liability, current portion	880	268
Total current liabilities	7,369	17,268
Deferred revenue, net of current portion	2,750	2,750
Lease liability, net of current portion	15,310	15,996
Total liabilities	25,429	36,014
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 30,018,551 and 24,065,676 shares issued and 29,817,950 and 23,865,075 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	29	24
Additional paid-in capital	374,937	296,145
Accumulated other comprehensive gain (loss)	35	(31)
Accumulated deficit	(247,057)	(194,681)
Total stockholders’ equity	127,944	101,457
Total liabilities and stockholders’ equity	$153,373	$137,471
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
License and research and development revenue	$1,501	$10	$7,895	$1,064
Operating expenses:
Research and development	16,347	13,511	45,121	43,797
General and administrative	4,514	4,742	13,917	15,329
Total operating expenses	20,861	18,253	59,038	59,126
Loss from operations	(19,360)	(18,243)	(51,143)	(58,062)
Investment income	183	724	1,101	2,474
Unrealized gain (loss) on marketable equity securities	269	334	(2,419)	(2,091)
Loss before income taxes	(18,908)	(17,185)	(52,461)	(57,679)
Income tax benefit	—	—	(85)	—
Net loss	$(18,908)	$(17,185)	$(52,376)	$(57,679)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, available for sale	(141)	(39)	66	102
Comprehensive loss	$(19,049)	$(17,224)	$(52,310)	$(57,577)

Net loss per share applicable to common stockholders - basic and diluted	$(0.60)	$(0.72)	$(1.71)	$(2.43)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	31,547	23,807	30,707	23,703
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2020
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2019	24,066	200	$24	$296,145	$(31)	$(194,681)	$101,457
Exercise of stock options	51	—	—	435	—	—	435
Unrealized gain on short-term investments	—	—	—	—	523	—	523
Stock-based compensation expense	—	—	—	2,477	—	—	2,477
Sale of common stock and pre-funded warrants, net of underwriters' discount and costs	5,735	—	5	70,059	—	—	70,064
Net loss	—	—	—	—	—	(20,477)	(20,477)
Balance at March 31, 2020	29,852	200	$29	$369,116	$492	$(215,158)	$154,479
Exercise of stock options	27	—	—	109	—	—	109
Unrealized loss on short-term investments	—	—	—	—	(316)	—	(316)
Stock-based compensation expense	—	—	—	2,804	—	—	2,804
Net loss	—	—	—	—	—	(12,991)	(12,991)
Balance at June 30, 2020	29,879	200	$29	$372,029	$176	$(228,149)	$144,085
Exercise of stock options	4	—	—	13	—	—	13
Release of restricted stock units	136	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(141)	—	(141)
Stock-based compensation expense	—	—	—	2,895	—	—	2,895
Net loss	—	—	—	—	—	(18,908)	(18,908)
Balance at September 30, 2020	30,019	200	$29	$374,937	$35	$(247,057)	$127,944

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2019
	Common Stock			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2018	23,519	81	$23	$284,369	$(137)	$(116,515)	$167,740
Exercise of stock options	154	47	—	805	—	—	805
Release of restricted stock units	202	61	—	(741)	—	—	(741)
Unrealized gain on short-term investments	—	—	—	—	97	—	97
Stock-based compensation expense	—	—	—	2,929	—	—	2,929
Exercise of stock warrants	71	—	—	1,000	—	—	1,000
Offering expenses incurred	—	—	—	(206)	—	—	(206)
Net loss	—	—	—	—	—	(21,826)	(21,826)
Balance at March 31, 2019	23,946	189	$23	$288,156	$(40)	$(138,341)	$149,798
Exercise of stock options	40	—	—	165	—	—	165
Unrealized gain on short-term investments	—	—	—	—	44	—	44
Stock-based compensation expense	—	—	—	2,362	—	—	2,362
Net loss	—	—	—	—	—	(18,668)	(18,668)
Balance at June 30, 2019	23,986	189	$23	$290,683	$4	$(157,009)	$133,701
Exercise of stock options	9	—	—	36	—	—	36
Unrealized loss on short-term investments	—	—	—	—	(39)	—	(39)
Stock-based compensation expense	—	—	—	2,420	—	—	2,420
Proceeds from at-the-market offering	36	—	—	330	—	—	330
Net loss	—	—	—	—	—	(17,185)	(17,185)
Balance at September 30, 2019	24,031	189	$23	$293,469	$(35)	$(174,194)	$119,263
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(52,376)	$(57,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,208	1,256
Stock-based compensation expense	8,176	7,711
Accretion of premiums and discounts on investments	(39)	(899)
Unrealized loss on marketable equity securities	2,419	2,090
Loss on disposal of asset	4	4
Non-cash lease expense	206	161
Changes in operating assets and liabilities:
Accounts receivable	(58)	4
Deferred offering costs	(52)	—
Interest receivable	(54)	265
Prepaid expenses and other current assets	(1,702)	(1,091)
Contract asset	—	16,000
Other assets	24	(16)
Accounts payable	(615)	207
Accrued expenses and other liabilities	(2,061)	(827)
Income taxes receivable	(32)	(36)
Income taxes payable	—	(390)
Deferred revenue	(7,783)	—
Operating lease liability	(74)	(445)
Net cash used in operating activities	(52,809)	(33,685)
Investing activities
Purchases of property and equipment	(185)	(520)
Purchases of investments	(156,670)	(93,326)
Maturities of investments	119,675	141,706
Net cash (used in) provided by investing activities	(37,180)	47,860
Financing activities
Proceeds from exercises of stock options	557	1,006
Proceeds from exercise of warrants	—	1,000
Repurchase of common stock pursuant to share surrender	—	(741)
Proceeds from common stock and pre-funded warrants sold, net of underwriters' discount and costs	70,064	—
Proceeds from at-the-market offering, net of issuance costs	—	174
Net cash provided by financing activities	70,621	1,439
Net (decrease) increase in cash and cash equivalents and restricted cash	(19,368)	15,614
Cash, cash equivalents and restricted cash at beginning of period	54,200	18,927
Cash, cash equivalents and restricted cash at end of period	$34,832	$34,541
Supplemental cash flow information:
Cash paid for income taxes	$—	$453
Public offering costs unpaid at period end	$87	$50
Cash paid included in measurement of lease liabilities	$1,685	$2,082
Pre-funded stock warrants issued	$16,736	$—
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

Liquidity and Going Concern

As of September 30, 2020, the Company had cash, cash equivalents and investments of $124.2 million and net working capital of $129.0 million. The Company has incurred cumulative net losses of $247.1 million since its inception and requires capital to continue future development activities. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has funded its operations primarily through the public offering and private placement of its equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. The Company expects its expenses to increase in connection with its ongoing activities, particularly as it initiates new clinical trials such as the Phase 3 trial of CTP-543 in alopecia areata. See Notes 12-14 for information regarding the Company's recently completed equity financings.

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

Under Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the Company's board of directors before the date that the financial statements are issued.

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans to alleviate its financing requirements include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:

•raise funding through the sale of the Company's common stock;
•raise funding through debt financing; and
•establish collaborations with potential partners to advance the Company’s product pipeline.

Based on the Company’s current operating plan, management believes that its current cash, cash equivalents and available for sale investments will allow the Company to meet its liquidity requirements into the second half of 2021. The Company's history of significant losses, the negative cash flows from operations, the limited liquidity resources currently on hand and the dependence by the Company on its ability, about which there can be no certainty, to obtain additional financing to fund its operations after the current resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

If the Company is unable to raise capital when needed or on attractive terms, or if it is unable to procure collaboration arrangements to advance its programs, the Company would be forced to discontinue some of its operations or develop and implement a plan to further extend payables, reduce overhead or scale back its current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period.
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
During the nine months ended September 30, 2020, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard includes removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods, and early adoption is permitted. The Company adopted this new standard effective January 1, 2020, and it did not have a material effect on the consolidated financial statements and related disclosures. For a detailed discussion of the adoption of ASU 2019-12, refer to Note 7.

Pending Accounting Pronouncements

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of September 30, 2020 and December 31, 2019 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

	Level 1	Level 2	Level 3	Total
September 30, 2020
Cash equivalents:
Money market funds	$30,021	$—	$—	$30,021
Government agency securities	1,002	—	—	1,002
Investments, available for sale:
U.S. Treasury obligations	43,890	—	—	43,890
Government agency securities	20,610	25,996	—	46,606
Marketable equity securities:
Corporate equity securities (Note 8)	2,956	—	—	2,956
Total	$98,479	$25,996	$—	$124,475

	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash equivalents:
Money market funds	$40,782	$—	$—	$40,782
Government agency securities	—	2,000	—	2,000
Investments, available for sale:
U.S. Treasury obligations	34,499	—	—	34,499
Government agency securities	10,997	7,899	—	18,896
Marketable equity securities:
Corporate equity securities (Note 8)	5,375	—	—	5,375
Total	$91,653	$9,899	$—	$101,552

4. Cash, Cash Equivalents, Investments and Marketable Equity Securities
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available for sale and records them at fair value in the accompanying consolidated balance sheets. Unrealized gains or losses from equity securities are included in net income. Unrealized gains or losses from other investments, including debt securities,

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

are included in accumulated other comprehensive (loss) income. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.

Cash, cash equivalents, available for sale investments and marketable equity securities included the following as of September 30, 2020 and December 31, 2019:

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
Cash		$2,652	$—	$—	$2,652
Money market funds		30,021	—	—	30,021
Government agency securities	30 days	1,002	—	—	1,002
Cash and cash equivalents		$33,675	$—	$—	$33,675

U.S. Treasury obligations	126 days	$43,816	$74	$—	$43,890
Government agency securities	119 days	46,568	38	—	46,606
Investments, available for sale		$90,384	$112	$—	$90,496

September 30, 2020		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)		$10,451	$—	$(7,495)	$2,956

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Cash		$10,261	$—	$—	$10,261
Money market funds		40,782	—	—	40,782
Government agency securities	8 days	2,000	—	—	2,000
Cash and cash equivalents		$53,043	$—	$—	$53,043

U.S. Treasury obligations	108 days	$34,475	$24	$—	$34,499
Government agency securities	74 days	18,874	22	—	18,896
Investments, available for sale		$53,349	$46	$—	$53,395

December 31, 2019		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)		$10,451	$—	$(5,076)	$5,375
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

5. Restricted Cash
Restricted cash as of September 30, 2020 and 2019 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts. For additional information regarding the Company's lease, refer to Note 11. Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2020 and 2019:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$33,675	$33,384
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$34,832	$34,541

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accrued professional fees and other	$503	$862
Employee compensation and benefits	2,651	3,222
Research and development expenses	3,070	4,252
Total	$6,224	$8,336

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2020, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2020 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit relating to this period. During the nine months ended September 30, 2020, the Company recorded a benefit for income taxes of $85 thousand for interest accrued in a prior period under the installment sales method for the sale of CTP-656 to Vertex Pharmaceuticals, Inc., or Vertex.

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2020. Under ASU 2019-12, the Company, having a full valuation and a loss in continuing operations, will no longer include the impacts of items in other comprehensive income in determining intra-period allocation of tax expense for continuing operations. Under ASU 2019-12, the Company can apply this change to intra-period tax allocation on a prospective basis. For the nine months ended September 30, 2020, the Company applied the tax allocation rules of ASU 2019-12 to the $66 thousand of unrealized gains on available for sale investments recognized in other comprehensive income, which did not have a material impact on the consolidated financial statements or related disclosures.

8. Revenue

The Company's revenue is generated through collaborative licensing agreements, patent assignments and sales of intellectual property. The Company generates its revenue through one segment. The revenue recognized under each of the Company's arrangements during the current and prior periods is described below.
Contract Assets
In February 2019, the Company received $16.0 million that had previously been held in escrow for indemnification purposes related to the asset purchase by Vertex. The Company did not have a contract asset as of September 30, 2020 or December 31, 2019.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Liabilities
As of September 30, 2020 and December 31, 2019, the Company had $2.8 million and $10.6 million, respectively, in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance but currently constrained from recognition.
The contract liabilities as of September 30, 2020 consisted of $2.8 million of deferred revenue related to a payment received from GlaxoSmithKline that the Company will not recognize as revenue until all repayment obligations lapse.

During the three and nine months ended September 30, 2020, the Company recognized $1.4 million and $7.8 million, respectively, in deferred revenue. In April 2020, the Company recognized $6.4 million in deferred revenue upon the expiration of two licensing options under the Company's collaboration agreement with Celgene. During the three months ended September 30, 2020, the Company recognized $1.4 million in deferred revenue upon the satisfaction of obligations to perform research and development services and to supply nonclinical and clinical trial material in connection with the termination of the agreement with Celgene. The Company also recognized $78 thousand in patent reimbursement costs in connection with the termination of the agreement with Celgene. As of September 30, 2020, no further performance obligations remain outstanding from the revenue arrangement with Celgene.
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

As of December 31, 2018, the Vertex indemnification variable consideration represented a contract asset to be released from escrow 18 months following the Vertex Closing Date and was classified as a current asset in the accompanying consolidated balance sheet. In February 2019, the $16.0 million that had previously been held in escrow was released to the Company. Additionally, the variable consideration related to the regulatory milestone payments are fully constrained due to the uncertainty associated with the achievement of the respective milestones. Accordingly, no contract asset was recorded as of September 30, 2020 or December 31, 2019.

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

On March 21, 2018, the Company entered into an Amendment to the Option, or the Amendment, and a Securities Purchase Agreement with both Promet and Processa. Pursuant to the Amendment, the Company granted Promet, who then assigned to Processa, an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499, now known as PCS-499. Upon transfer of the license and as consideration for the license, the Company received 2,090,301 shares of common stock of Processa. In December 2019, Processa implemented a reverse stock split, and the Company now owns 298,615 shares of common stock of Processa.

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

For the three and nine months ended September 30, 2020, the Company recognized $3 thousand and $14 thousand in revenue, respectively, related to intellectual property cost reimbursements. For the three and nine months ended September 30, 2019, the Company recognized $2 thousand and $24 thousand in revenue, respectively, related to intellectual property cost reimbursements.

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
The Company did not recognize revenue related to the Cipla Agreement for the three or nine months ended September 30, 2020 or for the three months ended September 30, 2019. The Company recognized $1.0 million in revenue for the nine months ended September 30, 2019 associated with the sale of existing inventory and the Transfer of License Performance Obligation.

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of September 30, 2020, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

closing market price of the Company's common stock on the date of grant, a vesting period of one, three or four years, and an expiration date no later than ten years from the date of grant.
Effective January 1, 2020, an additional 954,603 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of September 30, 2020, there were 1,155,611 shares of common stock available for future awards under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$1,555	$1,190	$4,226	$3,728
General and administrative	1,340	1,230	3,950	3,983
Total stock-based compensation expense	$2,895	$2,420	$8,176	$7,711
Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting. The weighted-average fair value of options granted in the three and nine months ended September 30, 2020 and 2019 reflect the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	70.11%	74.37%	68.59%	76.86%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	0.37%	1.59%	1.32%	2.16%
Expected dividend yield	—%	—%	—%	—%
For the three and nine months ended September 30, 2019, expected volatility was estimated using a weighted average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. For the three and nine months ended September 30, 2020, expected volatility was estimated using solely the historical volatility of the Company's common stock because the Company had accumulated sufficient historical pricing data.

The following table provides certain information related to the Company's outstanding stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in thousands, except per share data)
Weighted-average fair value of options granted, per option	$5.68	$6.46	$6.53	$8.95
Aggregate grant date fair value of options vested during the period	$2,198	$2,234	$6,434	$7,070
Total cash received from exercises of stock options	$13	$36	$557	$1,006
Total intrinsic value of stock options exercised	$21	$59	$304	$1,167
The following is a summary of stock option activity for the nine months ended September 30, 2020:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2019	4,112,609	$15.01
Granted	720,154	$10.62
Exercised	(81,253)	$6.87
Forfeited or expired	(59,630)	$19.15
Outstanding at September 30, 2020	4,691,880	$14.43	6.77	$1,360
Exercisable at September 30, 2020	3,102,777	$14.42	5.90	$1,299
Vested and expected to vest at September 30, 2020(1)	4,579,705	$14.46	6.72	$1,357
(1)Represents the number of vested stock option shares as of September 30, 2020, plus the number of unvested stock option shares that the Company estimated as of September 30, 2020 would vest, based on the unvested stock option shares as of September 30, 2020 and an estimated forfeiture rate of 6%.

As of September 30, 2020, there was $13.4 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

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

RSUs are not included in issued and outstanding common stock until the shares have vested and settled. As of September 30, 2020, 136,339 of the 2019 RSUs and none of the 2020 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant.
The following is a summary of RSU activity for the nine months ended September 30, 2020:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2019	393,629	$10.27
Granted	409,295	$10.87
Released	(136,339)	$10.27
Forfeited	(5,053)	$10.33
Outstanding at September 30, 2020	661,532	$10.64
As of September 30, 2020, there was $5.8 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 1.8 years.

10. Loss Per Share
Basic net loss per common share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of stock options and RSUs as common stock equivalents.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted-average common shares outstanding as of September 30, 2020 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with the January 2020 public offering, as discussed in Note 13. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of loss per share for each period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in thousands, except per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(18,908)	$(17,185)	$(52,376)	$(57,679)

Denominator:
Weighted-average shares outstanding - basic and diluted	31,547	23,807	30,707	23,703

Net loss per share applicable to common stockholders - basic and diluted	$(0.60)	$(0.72)	$(1.71)	$(2.43)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share*:
Stock options	4,692	4,203	4,692	4,203
Restricted stock units	662	412	662	412
Warrants	61	61	61	61
*For the three and nine months ended September 30, 2020, the Company has presented "Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share" to include all stock equivalents that could potentially dilute basic earnings per share. The Company has corrected the presentation for the three and nine months ended September 30, 2019 and has concluded that this change is not material to the current or any prior period financial statements.

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
The Company recorded a liability for the Lease of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of September 30, 2020, the Company had a current lease liability of $0.9 million and a non-current lease liability of $15.3 million recorded in its condensed consolidated balance sheets.
On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of September 30, 2020, the Company had a long-term lease asset of $9.0 million recorded in its condensed consolidated balance sheets.
The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the condensed consolidated statements of

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

operations and comprehensive loss. For the nine months ended September 30, 2020, the Company recognized $1.8 million in lease expense.
The nine months ended September 30, 2020 included two months of rent abatement according to the terms of the Lease, and the Company paid $1.7 million in rent. As a payment arising from an operating lease, the $1.7 million is classified within operating activities in the condensed consolidated statements of cash flows.
For the nine months ended September 30, 2020 and 2019, the weighted-average remaining lease term was 8.25 years and 9.25 years, respectively, and the weighted-average discount rate was 13.08%.

12. Open Market Sale Agreement

On March 1, 2019, the Company entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $50.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the ATM Agreement, and also has provided Jefferies with customary indemnification and contribution rights. In addition, the Company has agreed to reimburse certain legal expenses and fees incurred by Jefferies in connection with the offering up to a maximum of $50 thousand, in addition to certain ongoing disbursements of Jefferies' counsel. In 2019, the Company sold 36,167 shares of its common stock pursuant to the ATM Agreement for net proceeds of $0.4 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Additionally, in 2019, the Company incurred approximately $0.3 million related to legal, accounting and other fees in connection with the ATM Agreement.

During the nine months ended September 30, 2020, the Company did not sell any shares of common stock pursuant to the ATM Agreement.

Subsequent to September 30, 2020, the Company sold shares under the ATM Agreement. For further details, see Note 14.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Subsequent Events
Subsequent to September 30, 2020, the Company sold 809,355 shares of its common stock pursuant to the ATM Agreement for net proceeds of $9.1 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. During the three months ended September 30, 2020, the Company incurred approximately $0.1 million related to legal and accounting fees in connection with these sales.
In October 2020, Incyte Corporation, or Incyte, filed a post grant review, or PGR, petition with the Patent Trial and Appeal Board, or PTAB, challenging the validity of the Company’s U.S. Patent No. 10,561,659, or the '659 patent. The '659 patent covers pharmaceutical compositions with certain doses of CTP-543 and methods of treating hair loss, including alopecia areata, with certain doses of CTP-543. The Company has three months following the date that Incyte’s PGR petition is docketed in order to file a response. The PTAB is expected to make a decision on whether to institute the PGR within three months after the filing of the Company’s response. The Company intends to vigorously defend the '659 patent.

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

We conducted an end of Phase 2 meeting with the FDA in March 2020 and announced our plans to advance CTP-543 into Phase 3 evaluation, which we initiated in November 2020. The THRIVE-AA1 Phase 3 trial is a double-blind, randomized, placebo-controlled clinical trial of CTP-543 to evaluate hair regrowth using the SALT score after 24 weeks of dosing in approximately 700 adult patients with moderate-to-severe alopecia areata. The trial will evaluate 8 mg and 12 mg twice-daily doses of CTP-543 compared to placebo at sites in the United States, Canada and Europe. We expect to report topline results from the THRIVE-AA1 trial in 2022. A second Phase 3 trial of CTP-543, THRIVE-AA2, is expected to begin in the first half of 2021.
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
In December 2019, we initiated a double-blind, randomized, placebo-controlled Phase 2 trial to evaluate the safety and efficacy of CTP-692 as an adjunctive treatment for schizophrenia. Approximately 300 adult patients who are stable on an antipsychotic medication will be randomized to receive 1, 2 or 4 grams of CTP-692 or placebo once-daily. The primary outcome measure is the change in the Positive and Negative Syndrome Scale (PANSS) total score at 12 weeks compared to baseline. In September 2020, we announced the completion of patient enrollment of this trial. We expect to report topline results from this trial in the first quarter of 2021.

Preclinical Pipeline

We are currently assessing a number of preclinical assets as potential development candidates.
COLLABORATION PRODUCT CANDIDATES
In addition to our wholly owned development programs, we have entered into collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. Our partners are currently responsible for all development and future commercialization activities under these arrangements. In each of these collaborations, the deuterium-modified compound was independently discovered by us. For example, on February 24, 2012, we entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, a subsidiary of Otsuka Pharmaceuticals Co., Ltd. for the worldwide rights to develop, manufacture and commercialize AVP-786. AVP-786 is a combination of deudextromethorphan hydrobromide (d6-DM) and quinidine sulfate (Q), a CYP2D6 inhibitor, being investigated for the treatment of neurologic and psychiatric disorders. In 2019, Avanir completed two Phase 3 trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. Three additional Phase 3 trials and an open label long-term extension study for Alzheimer’s agitation are ongoing. Additionally, Avanir is conducting a Phase 2/3 trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia.
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

LIQUIDITY AND GOING CONCERN

As of September 30, 2020, we had cash, cash equivalents and investments of $124.2 million and net working capital of $129.0 million. We have incurred cumulative net losses of $247.1 million since our inception and require capital to continue future development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials such as the Phase 3 trial of CTP-543 in alopecia areata. See Notes 12-14 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding our recently completed equity financings.

We are subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain additional financing to fund the future development of our pipeline, the need to obtain marketing approval for our product candidates, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about our ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by our board of directors before the date that the financial statements are issued.

Successful completion of our development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support our cost structure and operating plan. Management’s plans to alleviate its financing requirements include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within our control:

•raise funding through the sale of our common stock;
•raise funding through debt financing; and
•establish collaborations with potential partners to advance our product pipeline.

Based on our current operating plan, management believes that our current cash, cash equivalents and available for sale investments will allow us to meet our liquidity requirements into the second half of 2021. Our history of significant losses, the negative cash flows from operations, the limited liquidity resources currently on hand and the dependence by us on our ability, about which there can be no certainty, to obtain additional financing to fund our operations after the current resources are exhausted raises substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

If we are unable to raise capital when needed or on attractive terms, or if we are unable to procure collaboration arrangements to advance our programs, we would be forced to discontinue some of our operations or develop and implement a plan to further extend payables, reduce overhead or scale back our current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful.

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, or cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $247.1 million since inception through September 30, 2020 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements.

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
Unrealized gain (loss) on marketable equity securities
Unrealized gain (loss) on marketable equity securities consists of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of September 30, 2020, we forecast an ordinary pre-tax loss for the year ended December 31, 2020 and maintain a full valuation allowance on our deferred tax assets. During the three and nine months ended September 30, 2020, we recorded a benefit for income taxes of $85 thousand for interest accrued under the installment sales method for the sale of CTP-656 to Vertex.
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

RESULTS OF OPERATIONS
Discussion of the three and nine months ended September 30, 2020
The following table summarizes our results of operations for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2020	2020
Revenue:
License and research and development revenue	$1,501	$7,895
Operating expenses:
Research and development	16,347	45,121
General and administrative	4,514	13,917
Total operating expenses	20,861	59,038
Loss from operations	(19,360)	(51,143)
Investment income	183	1,101
Unrealized gain (loss) on marketable equity securities	269	(2,419)
Loss before income taxes	(18,908)	(52,461)
Income tax benefit	—	(85)
Net loss	$(18,908)	$(52,376)
License and research and development revenue
Total revenue was $1.5 million and $7.9 million for the three and nine months ended September 30, 2020, respectively. In April 2020, we recognized $6.4 million in deferred revenue upon the expiration of two licensing options under our collaboration agreement with Celgene. During the three months ended September 30, 2020, we recognized $1.4 million in deferred revenue upon the satisfaction of obligations to perform research and development services and to supply nonclinical and clinical trial material in connection with the termination of the agreement with Celgene.
Research and development expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2020, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2020	2020
CTP-543 external expenses	$4,316	$10,872
CTP-692 external expenses	5,478	14,737
External expenses for other programs	225	720
Employee and contractor-related expenses	4,990	14,774
Facility and other expenses	1,338	4,018
Total research and development expenses	$16,347	$45,121
Research and development expenses were $16.3 million and $45.1 million for the three and nine months ended September 30, 2020, respectively. CTP-543 expenses primarily related to clinical development, including preparations for the Phase 3 clinical trial that we initiated in November 2020. CTP-543 expenses decreased by $2.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the completion of the Phase 2 dose-ranging clinical trial in the third quarter of 2019. CTP-692 expenses increased by $3.0 million and $5.5 million in the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. These CTP-692 expenses, and their increase from the prior period, were primarily attributable to the ongoing Phase 2 dose-ranging clinical trial. External expenses for other programs consisted of costs incurred to develop our research pipeline. External expenses for other programs decreased by $0.4 million and $1.9 million in the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively, primarily due to a decrease in lab activity due to the COVID-19 pandemic, and due to the payment made during the first quarter of 2019 to the non-profit organization Fast Forward related to the Cipla Agreement, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Employee-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2020	2020
Employee salaries and benefits	$2,743	$8,140
External professional service and legal expenses	630	2,516
Facility, technology and other expenses	1,066	3,036
Depreciation and amortization	75	225
Total general and administrative expenses	$4,514	$13,917
General and administrative expenses decreased by $0.2 million and $1.4 million in the 2020 periods compared to the three and nine months ended September 30, 2019, respectively, primarily due to a decrease in legal expenses.
Investment income
Investment income was $0.2 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, and consisted of interest income earned on cash equivalents and investments.
Unrealized gain (loss) on marketable equity securities
Unrealized gain on marketable equity securities was $0.3 million and unrealized loss on marketable equity securities was $2.4 million for the three and nine months ended September 30, 2020, respectively. The unrealized gain and loss on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Income Tax Benefit
During the nine months ended September 30, 2020, we recorded a benefit for income taxes of $85 thousand for interest accrued under the installment sales method for the sale of CTP-656 to Vertex.

Discussion of the three and nine months ended September 30, 2019
The following table summarizes our results of operations for the three and nine months ended September 30, 2019.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2019	2019
Revenue:
License and research and development revenue	$10	$1,064
Operating expenses:
Research and development	13,511	43,797
General and administrative	4,742	15,329
Total operating expenses	18,253	59,126
Loss from operations	(18,243)	(58,062)
Investment income	724	2,474
Unrealized gain (loss) on marketable equity securities	334	(2,091)
Net loss	$(17,185)	$(57,679)
License and research and development revenue

Total revenue was $10 thousand and $1.1 million for the three and nine months ended September 30, 2019, respectively. The revenue recognized in the 2019 periods was primarily related to the Cipla Agreement, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Research and development expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2019, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2019	2019
CTP-543 external expenses	$4,246	$13,197
CTP-692 external expenses	2,469	9,258
External expenses for other programs	674	2,661
Employee and contractor-related expenses	4,766	14,527
Facility and other expenses	1,356	4,154
Total research and development expenses	$13,511	$43,797
Research and development expenses were $13.5 million and $43.8 million for the three and nine months ended September 30, 2019, respectively. CTP-543 expenses primarily related to clinical development, including multiple Phase 2 clinical trials. CTP-692 expenses were attributable to the Phase 1 clinical trials and manufacturing costs to support the continued advancement of the program. External expenses for other programs consisted of costs incurred to develop our research pipeline and a $0.5 million payment to the non-profit organization Fast Forward in the first quarter of 2019 under a pre-existing CTP-354 agreement, which was triggered by the upfront payment that Cipla paid to us under the Cipla Agreement. Employee-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.

General and administrative expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2019.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2019	2019
Employee salaries and benefits	$2,431	$8,178
External professional service and legal expenses	1,273	4,081
Facility, technology and other expenses	964	2,840
Depreciation and amortization	74	230
Total general and administrative expenses	$4,742	$15,329
Investment income
Investment income was $0.7 million and $2.5 million for the three and nine months ended September 30, 2019, respectively, and consisted of interest income earned on cash equivalents and investments.
Unrealized gain (loss) on marketable equity securities
Unrealized gain on marketable equity securities was $0.3 million and unrealized loss on marketable equity securities was $2.1 million for the three and nine months ended September 30, 2019, respectively. The unrealized gain and loss on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of September 30, 2020, we had an accumulated deficit of $247.1 million. We generated net income for the fiscal year ended December 31, 2015 due to a one-time payment from Auspex Pharmaceuticals, Inc., or Auspex, under a change in control provision described in our patent assignment agreement and again for the fiscal year ended December 31, 2017 from the closing of our sale of CTP-656 to Vertex, but we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources.
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
As of September 30, 2020, we had cash, cash equivalents and investments of $124.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
Management does not believe that our cash, cash equivalents and investments of $124.2 million as of September 30, 2020 are sufficient to fund our current operating plan for at least twelve months after the issuance of this Quarterly Report on Form 10-Q. Based on our current operating plan, we anticipate having sufficient capital to fund our operations into the second half of 2021. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability, about which there can be no certainty, to obtain additional financing to fund our operations after the current capital resources are exhausted raises substantial doubt about our ability to continue as a going concern. The interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
(Amounts in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(52,809)	$(33,685)
Investing activities	(37,180)	47,860
Financing activities	70,621	1,439
Net (decrease) increase in cash and cash equivalents and restricted cash	$(19,368)	$15,614
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the nine months ended September 30, 2020, our operating activities used cash of $52.8 million as compared to cash used by operating activities of $33.7 million during the nine months ended September 30, 2019. Cash used in operating activities during both the nine months ended September 30, 2020 and 2019 was primarily driven by our development activities associated with CTP-543 and CTP-692, our wholly owned development programs.
Investing activities. Net cash used in or provided by investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. Net cash provided by maturities of investments for the nine months ended September 30, 2020 and 2019 was $119.7 million and $141.7 million, respectively. Net cash used in purchases of investments for the nine months ended September 30, 2020 and 2019 was $156.7 million and $93.3 million, respectively. Purchases of fixed assets for the nine months ended September 30, 2020 and 2019 were $0.2 million and $0.5 million, respectively. The increase in the purchases of investments during the nine months ended September 30, 2020 is primarily due to the management of funds received from the January 2020 public offering of common stock and pre-funded warrants, as discussed further in Note 13 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Financing activities. During the nine months ended September 30, 2020 and 2019, our financing activities provided cash of $70.6 million and $1.4 million, respectively. The cash provided by financing activities during the nine months ended September 30, 2020 was primarily attributable to the proceeds from the January 2020 public offering of common stock and pre-funded warrants. Additionally, we received proceeds of $0.6 million and $1.0 million from the exercise of stock options during the nine months ended September 30, 2020 and 2019, respectively.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. Our cash is deposited in and invested through highly rated financial institutions in North America. As of September 30, 2020 and December 31, 2019, we had $124.2 million and $106.4 million of cash, cash equivalents and investments, respectively. The fair value of cash equivalents and short-term investments is subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of September 30, 2020 would not have a material effect on the fair market value of our cash equivalents and short-term investments.

We contract with suppliers of raw materials, contract manufacturers and contract research organizations internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2020.

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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and supply chain, including:

•We believe that the COVID-19 pandemic has had, and will continue to have, an impact on our clinical trials, including our Phase 2 clinical trial of CTP-692 for schizophrenia and our Phase 3 clinical trial and open label long-term extension study of CTP-543 for alopecia areata. Due to changes to study site operations and local travel restrictions, in some cases, these impacts include the potential need for remote assessments and delivery of study medication directly to patients. Some patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment or patient dosing in order to preserve health resources and protect trial participants. As a result, the timelines to complete our clinical trials may be delayed. For example, due to delays in enrollment in our Phase 2 clinical trial of CTP-692 for schizophrenia as a result of the COVID-19 pandemic, our expectation regarding the timing of reporting topline data from this clinical trial was changed from year-end 2020 to the first quarter of 2021.
•We believe that the COVID-19 pandemic may also have an impact on the clinical trials of our collaborators. For instance, AVP-786 is being developed under a collaboration with Avanir. Screening and enrollment in ongoing AVP-786 clinical trials were temporarily paused due to restrictions associated with the COVID-19 pandemic, but have since resumed. As a result, our collaborators' timelines to complete clinical trials may be delayed.
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
As of September 30, 2020, we had an accumulated deficit of $247.1 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including nonclinical studies and our clinical development programs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Based on our current operating plan, there is substantial doubt regarding our ability to continue as a going concern.

Based on our current operating plan, we believe that our cash, cash equivalents and investments as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. However, without significant changes to our current operating plan or raising additional capital, there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.
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
In any event, our existing cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
Based on our current operating plan, we believe that our cash, cash equivalents and investments as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. Our estimate as to how long we expect our cash, cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

For instance, AVP-786 is being developed under a collaboration with Avanir. In 2019, Avanir completed two Phase 3 trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type in a number of ongoing Phase 3 trials. Additionally, Avanir is conducting a Phase 2/3 trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia. However, given the results of Avanir’s second Phase 3 trial of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type, there is no guarantee that any future trials of AVP-786 will meet their primary or key secondary endpoints.

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
We may also become involved in opposition, derivation, reexamination, PGR, inter partes review, or IPR, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the PTAB instituted an IPR brought against our U.S. Patent No. 9,249,149, or the '149 patent, by Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the U.S. Court of Appeals for the Federal Circuit, or Federal Circuit, granted our motion to vacate and remand the PTAB final written decision in light of the Federal Circuit ruling on the Constitution’s Appointments Clause in Arthrex, Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019). As a result, the IPR was remanded for reconsideration by a new panel of PTAB judges. However, the reconsideration is currently on hold while the Supreme Court considers certain questions raised by Arthrex. The '149 patent remains valid and enforceable while the IPR is being reconsidered by the PTAB and until any future appeals by us have been exhausted in the event that the PTAB reaches a similar decision to invalidate the '149 patent.
In addition, in October 2020, Incyte filed a PGR petition with the PTAB challenging the validity of our '659 patent. The '659 patent covers pharmaceutical compositions with certain doses of CTP-543 and methods of treating hair loss, including alopecia areata, with certain doses of CTP-543. We have three months following the date that Incyte’s PGR petition is docketed in order to file a response. The PTAB is expected to make a decision on whether to institute the PGR within three months after the filing of our response. We intend to vigorously defend the '659 patent.
There can be no assurance that we will be successful in defending the '149 patent or the '659 patent. If both patents are found to be invalid, it could potentially shorten the timeframe during which we could prevent generic versions of CTP-543 from entering the market. In addition, adverse determinations in any other submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
In addition, as of October 30, 2020, there were 5,331,468 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of October 30, 2020, there were 1,861,273 shares subject to outstanding warrants to purchase common stock, 1,800,000 shares of which are registered under the Securities Act. The remaining 61,273 shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.
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

CONCERT PHARMACEUTICALS, INC.

Date:	November 5, 2020	By:	/s/ Marc A. Becker

Marc A. Becker Chief Financial Officer (Principal Financial Officer)