Form 10-K
period 2020-12-31
CONCERT PHARMACEUTICALS, INC.
filed 2021-02-25
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36310
 _____________________
CONCERT PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4839882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Hayden Avenue, Suite 3000N Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip code)

(781) 860-0045
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CNCE	Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $173,586,000 based on the closing price of the registrant’s common stock on the Nasdaq Global Market on that date.
    The number of shares outstanding of the registrant’s common stock as of February 19, 2021: 32,173,778
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2021 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CONCERT PHARMACEUTICALS, INC.

REFERENCES TO CONCERT
Throughout this Annual Report on Form 10-K, “Concert,” “the Company,” “we,” “us” and “our,” except where the context requires otherwise, refer to Concert Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Concert Pharmaceuticals, Inc.
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
•our expectations regarding any future milestone payments we may receive as part of our asset purchase agreement with Vertex Pharmaceuticals, Inc. with respect to VX-561;
•our expectations regarding any future milestone payments or royalties we may receive as part of our agreement with Avanir Pharmaceuticals Inc. with respect to AVP-786 and payments from our other collaboration and license arrangements;
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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section in Part I, Item 1A. of this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:
•Our business may be adversely affected by the ongoing COVID-19 pandemic.
•We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never sustain profitability.
•Based on our current operating plan, there is substantial doubt regarding our ability to continue as a going concern.
•We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our development programs or commercialization efforts.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
•We may not be able to continue further clinical development of our wholly owned development programs, including CTP-543. If we are unable to develop, obtain marketing approval for or commercialize our wholly owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
•If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.
•If we, or our collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of our product candidates, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
•If we, or our collaborators, experience delays or difficulties in the enrollment of patients in clinical trials, our, or their, receipt of necessary marketing approvals could be delayed or prevented.
•Serious adverse events, undesirable side effects or other unexpected properties of our product candidates, including those that we have licensed to collaborators, may be identified during development that could delay or prevent the product candidate’s marketing approval.
•We rely on third parties to conduct our clinical trials and some aspects of our research and nonclinical testing. If they terminate their relationships with us or do not perform satisfactorily, our business may be materially harmed.
•We depend on collaborations with third parties for the development and commercialization of some of our product candidates and expect to continue to do so in the future. Our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.
•We expect to seek to establish additional collaborations, and if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
•If we are unable to obtain and maintain sufficient patent protection for our product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.
•Third parties may sue us alleging that we are infringing their intellectual property rights, and such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product candidates.
•We contract with third parties for the manufacture and distribution of our product candidates for nonclinical and clinical testing and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, or that the product candidates will not be of sufficient quality or reproducibility or produced on our desired schedule, which could delay, prevent or impair our development or commercialization efforts.
•Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and we may not obtain approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or our collaborators, will obtain marketing approval to commercialize a product candidate.

•We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.
The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Part I

Item 1.	Business
OVERVIEW

We are a clinical stage biopharmaceutical company that is developing small molecule drugs that we discovered through the application of our deuterated chemical entity platform, or DCE Platform®. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our lead product candidate is in late-stage development for the treatment of alopecia areata, a serious autoimmune dermatological condition. We are also assessing a number of earlier-stage pipeline candidates.
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

Potential advantages of our DCE Platform include the following:

•Improved metabolic profile. An improved metabolic profile may potentially reduce or eliminate unwanted side effects or undesirable drug interactions or increase efficacy. Metabolic profile refers to the relative amounts and exposure profile of the parent drug and its metabolites or metabolic by-products in the body.

•Increased half-life. A longer half-life may decrease the number of doses that a patient is required to take per day or provide more consistent exposure of the compound in comparison to the corresponding non-deuterated compound, potentially improving the drug’s therapeutic profile. Half-life is usually defined as the time it takes for the body to clear half of a given concentration of the drug from the plasma.

•Avoidance of undesirable metabolism. By avoiding first pass metabolism, we may be able to improve oral bioavailability, which could potentially lead to better efficacy at a lower dose of drug. First pass metabolism is metabolism that occurs before the drug reaches the circulatory system.

•Improved biodistribution. Changes in the rate of drug metabolism in a specific organ can alter drug exposure in the organ, relative to plasma concentrations. If a deuterated drug achieves higher organ levels relative to plasma levels than its non-deuterated analog, therapeutically-relevant drug concentrations in that organ may be achieved by administering a smaller amount of the deuterated drug.

OUR PRODUCT CANDIDATES
Our lead product candidate, CTP-543, is in late-stage development for the treatment of alopecia areata, a serious autoimmune dermatological condition. We are also assessing a number of earlier-stage pipeline candidates.

CTP-543
Background on Alopecia Areata
Alopecia areata is a serious, chronic autoimmune disease affecting approximately 700,000 Americans at any given time that results in partial or complete loss of hair on the scalp and/or body. Alopecia areata occurs when the immune system attacks the hair follicles and is characterized as non-scarring hair loss. It presents in a number of patterns including:
•Patchy: coin-sized or larger patch or patches of hair loss;
•Totalis: no hair on the head; and
•Universalis: no hair anywhere on the body.
Onset can occur at any age including childhood, and it affects both women and men equally. The average age of onset is between 25-35 years. The emotional effect of alopecia areata can be considerable and may result in anxiety and depression or affect personal attributes such as self-esteem and confidence. Alopecia areata may also be associated with other autoimmune conditions such as allergic rhinitis, asthma, atopic dermatitis, lupus, rheumatoid arthritis, thyroid disease, ulcerative colitis and vitiligo. The most common form of treatment is corticosteroids including intralesional injections or topical application. However, corticosteroids are typically not well tolerated and often provide limited efficacy. There are currently no treatments approved by the U.S. Food and Drug Administration, or FDA, for alopecia areata.

CTP-543 Opportunity

CTP-543 is an oral selective inhibitor of Janus kinases JAK1 and JAK2 that we are developing for the treatment of moderate to severe alopecia areata. CTP-543 was discovered by applying our deuterium chemistry technology to modify ruxolitinib, a Janus kinase, or JAK, inhibitor, which is commercially available under the name Jakafi® in the United States for the treatment of certain blood disorders and for graft versus host disease. The FDA has granted CTP-543 Breakthrough Therapy designation for the treatment of adult patients with moderate to severe alopecia areata and Fast Track designation for the treatment of alopecia areata. CTP-543 is currently in Phase 3 development.

Clinical Development of CTP-543

We have completed multiple Phase 2 trials of CTP-543 for the treatment of moderate to severe alopecia areata to support the advancement of the program into Phase 3 development. In September 2019, we announced results from a Phase 2 double-blind, randomized, dose-ranging trial to evaluate three sequential doses of CTP-543 (4, 8 and 12 mg twice-daily) and a placebo control in 149 patients with moderate to severe alopecia areata. Patients treated with either 8 mg twice-daily or 12 mg twice-daily doses of CTP-543 met the primary efficacy endpoint with statistically significant differences (p <0.001) relative to placebo in the percentage of patients achieving a ≥ 50% relative change from baseline at 24 weeks. The 8 mg twice-daily and 12 mg twice-daily dose groups were also significantly different from placebo in the number of patients achieving ≥ 75% and ≥ 90% relative change in Severity of Alopecia Tool, or SALT, score between baseline at 24 weeks. A numerically but not statistically greater percentage of patients treated with the 4 mg twice-daily dose of CTP-543 met the primary efficacy endpoint. At 24 weeks, patients treated with 8 mg twice-daily and 12 mg twice-daily doses compared to placebo also rated significantly greater improvement in their alopecia areata on the Patient Global Impression of Improvement Scale. Treatment with CTP-543 was generally well tolerated. The most common side effects in the 8 mg or 12 mg twice-daily dose groups were headache, nasopharyngitis, upper respiratory tract infection, acne, nausea and low-density lipoprotein increase. One serious adverse event of facial cellulitis was reported in the 12 mg twice-daily dose group as possibly related to treatment; however, after a brief interruption, treatment continued and this patient completed the trial. No thromboembolic events were reported during the trial.

In June 2020, we released new data analyses from our Phase 2 dose-ranging trial of CTP-543 supporting the design of our Phase 3 program. The new data analyses revealed that statistically significant results were reported for the 8 mg twice-daily and 12 mg twice-daily doses of CTP-543 at more stringent response thresholds, which may be more clinically meaningful to patients, and positive findings were reported for clinician and patient reported outcome measures of scalp hair loss. At 24 weeks, 26% and 42% of patients who received CTP-543 in the 8 mg twice-daily and 12 mg twice-daily cohorts, respectively, achieved an absolute SALT score ≤ 20 (p <0.05 vs. placebo), indicating a clinically-meaningful 80% or greater scalp hair present. Data from the Clinician Global Impression of Improvement scale showed 75% of clinicians rated the response in the 12 mg twice-daily cohort and 61% of clinicians rated the response in the 8 mg twice-daily cohort as "much improved" or "very much improved" at 24 weeks. For both doses, there was a statistically significant difference from placebo (p <0.001).

In December 2019, we announced that we completed an open label Phase 2 trial evaluating 8 mg twice-daily compared to 16 mg once-daily dosing of CTP-543 in 57 patients with moderate to severe alopecia areata. Results in the 8 mg twice-daily arm were consistent with the previously-reported 8 mg twice-daily results from our Phase 2 dose-ranging trial of CTP-543. The trial measured the relative change in SALT score between baseline and 24 weeks. Treatment was generally well tolerated in both arms of the study. All but one of the patients who completed this trial elected to continue in an ongoing open label, long-term extension study. A second open label Phase 2 trial evaluating 12 mg twice-daily compared to 24 mg once-daily dosing of CTP-543 in patients with moderate to severe alopecia areata was completed in 2020. We are utilizing the 8 mg twice-daily and 12 mg twice-daily doses in our ongoing clinical development program for CTP-543.

We conducted an end of Phase 2 meeting with the FDA in March 2020 and initiated a Phase 3 trial of CTP-543, THRIVE-AA1, in November 2020. The THRIVE-AA1 trial is a double-blind, randomized, placebo-controlled clinical trial of CTP-543 to evaluate hair regrowth using the SALT score after 24 weeks of dosing in approximately 700 adult patients with moderate to severe alopecia areata. The trial will evaluate 8 mg and 12 mg twice-daily doses of CTP-543 compared to placebo at sites in the United States, Canada and Europe. We expect to report topline results from the THRIVE-AA1 trial in 2022. We expect to begin a second Phase 3 trial of CTP-543, THRIVE-AA2, in the first half of 2021.

Eligible patients from our efficacy and safety studies with CTP-543 may also enroll in an open label, long-term extension study that we are conducting.

CTP-692

On February 1, 2021, we announced that our Phase 2 trial to evaluate CTP-692 as an adjunctive treatment for schizophrenia did not meet the primary endpoint or other secondary endpoints. As a result, we have ceased development of CTP-692. CTP-692 is a deuterated form of D-serine, an endogenous amino acid that is a co-agonist of the NMDA receptor.

In December 2019, we initiated a double-blind, randomized, placebo-controlled Phase 2 trial to evaluate the safety and efficacy of CTP-692 as an adjunctive treatment for schizophrenia. A total of 325 adult patients who are stable on an antipsychotic medication were randomized to receive 1, 2 or 4 grams of CTP-692 or placebo once-daily. The primary outcome measure was the change in the Positive and Negative Syndrome Scale (PANSS) total score at 12 weeks compared to baseline. CTP-692 did not show a statistically significant improvement over placebo at any of the doses. In addition, CTP-692 did not meet any of the secondary endpoints, including the positive or negative symptoms subscales of PANSS, at any of the doses. In the Phase 2 trial, treatment with CTP-692 was generally well tolerated. The adverse events reported were predominantly mild in severity and equally distributed across the dose groups, including placebo.

Earlier-Stage Pipeline
We are currently assessing a number of earlier-stage pipeline candidates as potential development candidates.
COLLABORATION PRODUCT CANDIDATES
In addition to our wholly owned development programs, we have entered into collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. Our partners are currently responsible for all development and future commercialization activities under these arrangements. In each of these collaborations, the deuterium-modified compound was independently discovered by us. For example, on February 24, 2012, we entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, a subsidiary of Otsuka Pharmaceuticals Co., Ltd. for the worldwide rights to develop, manufacture and commercialize AVP-786. AVP-786 is a combination of deudextromethorphan hydrobromide (d6-DM) and quinidine sulfate (Q), a CYP2D6 inhibitor, being investigated for the treatment of neurologic and psychiatric disorders. In 2019, Avanir completed two Phase 3 trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer's type. Three additional Phase 3 trials and an open label, long-term extension study for Alzheimer’s agitation are ongoing. Additionally, Avanir is conducting a Phase 2/3 trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia.

ASSET PURCHASE AGREEMENT WITH VERTEX PHARMACEUTICALS FOR CTP-656
In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656 and other assets related to the treatment of cystic fibrosis to Vertex Pharmaceuticals, Inc., or Vertex. CTP-656, now known as VX-561, is an investigational cystic fibrosis transmembrane conductance regulator, or CFTR, potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of cystic fibrosis. We received $160.0 million in cash upon closing, and if VX-561 is approved as part of a combination regimen to treat cystic fibrosis, we are eligible to receive up to $90.0 million in the form of two additional milestones based on marketing approval in the United States and agreement for reimbursement in the first of the United Kingdom, Germany or France.
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
CTP-543
We hold various patents and pending applications covering the composition of matter of deuterated analogs of ruxolitinib, including CTP-543, and methods of treating hair loss, including alopecia areata, with certain doses of CTP-543.
We hold U.S. Patent No. 9,249,149, or the '149 patent, covering the composition of matter of deuterated analogs of ruxolitinib, including CTP-543, and we have a corresponding U.S. patent application. We also have a corresponding allowed patent application in Europe and a corresponding patent and allowed patent application in Japan. Such patents and patent applications, if issued, are expected to expire in 2033.
We also hold U.S. Patent No. 10,561,659, or the '659 patent, covering methods of treating hair loss, including alopecia areata, with certain doses of CTP-543, and we have a corresponding U.S. patent application. We have corresponding patent applications in Europe and Japan. Such patent and patent applications, if issued, are expected to expire in 2037.
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
In addition, in October 2020, Incyte filed a post grant review, or PGR, petition with the PTAB challenging the validity of the '659 patent. We filed our response in February 2021 and expect the PTAB to make a decision on whether to institute the PGR by mid-May 2021. We intend to vigorously defend the '659 patent.
We have retained all of the CTP-543 patent rights.

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

Other Product Candidates

We also have patent portfolios that are related to a number of other programs. These patent portfolios are wholly owned by us. These include issued patents or patent applications that claim deuterated analogs of a number of non-deuterated drugs and drug candidates.

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
MANUFACTURING AND SUPPLY
We currently rely, and expect to continue to rely, on third parties for the manufacture of product candidates for our clinical trials. We obtain these manufacturing services, including both the manufacture of the active pharmaceutical ingredients and finished drug product, on a purchase order basis and have not entered into long-term supply contracts with any of these third-party manufacturers. We expect to rely on third parties for commercial manufacturing for any of our product candidates that receive marketing approval.
When manufacturing our product candidates, we incorporate deuterium using either deuterium oxide or deuterated chemical reagents (which themselves are derived from deuterium oxide). As a result, we rely on being able to obtain and transport deuterated materials in order to manufacture our product candidates.
We purchase our raw materials on a purchase order basis and have not entered into long-term supply contracts with any of these third-party suppliers. We believe that the raw materials for our product candidates are readily available and that the cost of manufacturing for our product candidates will not preclude us from selling them profitably, if approved for sale.

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

COMPETITION

The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of autoimmune and CNS disorders. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, simpler to use, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop or acquire, which could render our product candidates obsolete and noncompetitive.
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

CTP-543 is a deuterated analog of ruxolitinib that we are developing as an oral agent for the treatment of moderate to severe alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. Other companies pursuing development of oral JAK inhibitors for the treatment of alopecia areata include Eli Lilly and Company and Pfizer Inc.

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
An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practices, or GLPs;

•production of well-characterized drug substance and drug product, and potentially matching placebos;

•submission to the FDA of an investigational new drug application, or IND application, which allows human clinical trials to begin unless the FDA otherwise informs the drug’s sponsor within 30 days;

•agreement by clinical investigators and their clinical trial sites, followed by approval by an independent institutional review board, or IRB, representing each clinical site, before the clinical trial may be initiated at that site;

•performance of adequate and well-controlled human clinical trials in accordance with the FDA’s good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each indication;

•preparation and submission to the FDA of a New Drug Application, or NDA;

•review of the NDA by an FDA advisory committee, where appropriate or if applicable;

•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug product, and the active pharmaceutical ingredient or active ingredients thereof, are produced to assess compliance with the FDA's current good manufacturing practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to ensure the product’s identity, strength, quality and purity;

•payment of user fees and securing FDA approval of the NDA; and

•compliance with any post-approval requirements, including a risk evaluation and mitigation strategy, or REMS, and any post-approval studies required by the FDA.
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
The FDA’s Decision on an NDA
On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities and clinical sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. Additionally, the FDA has issued complete response letters or has deferred action on applications where inspections of manufacturing facilities or clinical sites could not be completed during the review cycle due to COVID-19 related restrictions. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution restrictions or other risk management mechanisms, including a REMS, which can materially affect the potential market and profitability of the product. In addition, the FDA could require that a “black box” warning be included in the product label at the time of approval of a product or following approval of a product based on the drug class, even if the safety concern is not known to be associated with that specific product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
Expedited development and review programs
The FDA has various programs, including Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval, which are intended to expedite or facilitate the development and review of new drugs that meet certain criteria and/or provide for approval on the basis of surrogate endpoints.
New drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address an unmet medical need for the condition. Fast Track designation is intended to facilitate early and frequent meetings between the FDA and the sponsor company during development and the FDA may agree to review sections of an NDA on a rolling basis before the complete NDA is submitted. A drug may be eligible for Breakthrough Therapy designation if the drug is intended to treat a serious or life-threatening disease and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies. Breakthrough Therapy designation provides for frequent meetings between the sponsor and the FDA, involving senior and experienced review staff, as appropriate, in a collaborative, cross-functional review and the assignment of an FDA project lead to facilitate efficient review of the development program and serve as a scientific liaison with the sponsor. Although Fast Track and Breakthrough Therapy designation do not affect the regulatory standards for approval, the frequent interactions with the FDA may facilitate a more efficient development program. In addition, the NDAs for drugs granted Fast Track and Breakthrough Therapy designation may become eligible for priority review. Priority review is designed for drug candidates that offer significant improvements in safety or effectiveness or fill an unmet medical need and provides for an initial review within six months of acceptance of the NDA for filing, as compared to a standard review of ten months after acceptance for filing. Accelerated approval provides an earlier approval of drugs that treat serious diseases, and that fill an unmet medical need, based on a surrogate endpoint that the FDA determines is reasonably likely to predict a clinical benefit. As a condition of approval, the FDA may require that the sponsor of a drug receiving accelerated approval perform post-marketing confirmatory clinical trials.
Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review will not be shortened. Regardless of any accelerated review period under these programs, the review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events or problems with manufacturing processes of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or withdrawal of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
Abbreviated New Drug Applications for Generic Drugs
In 1984, with the passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the nonclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the "reference listed drug." To reference that information, however, the ANDA applicant must demonstrate, and the FDA must conclude, that the generic drug does, in fact, perform in the same way as the reference listed drug it purports to copy.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the reference listed drug with respect to the active ingredients, the route of administration, the dosage form and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a reference listed drug if “the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the reference listed drug. . .”
Upon approval of an ANDA, the FDA indicates that the generic product is “therapeutically equivalent” to the reference listed drug and it assigns a therapeutic equivalence rating to the approved generic drug in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the reference listed drug. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of data exclusivity for new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity is a drug that contains no active moiety that has been previously approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such new chemical entity exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

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
Specifically, the applicant must certify with respect to each patent that:

•the required patent information has not been filed;
•the listed patent has expired;
•the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•the listed patent is invalid, unenforceable or will not be infringed by the new product.
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
Patent Term Restoration and Extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Amendments. Those Amendments permit a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and ultimate approval. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. The PTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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
As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Since enactment of the PPACA, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future. Various portions of the PPACA are currently undergoing legal and constitutional challenges in the U.S. Supreme Court; the Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the PPACA. As implementation of the PPACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.
At the state level, legislatures have increasingly passed legislation and implemented regulations that are designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, that are designed to encourage importation from other countries and bulk purchasing.
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.
Healthcare Law and Regulation
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•the federal healthcare Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•the federal civil and criminal false claims laws, including the False Claims Act, which imposes civil monetary penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information;

•the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•the federal anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

•the federal transparency requirements under the PPACA, which requires certain manufacturers of covered drugs to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers and teaching hospitals, as well as physician ownership and investment interests. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.
Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, including environmental, health and safety laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, imprisonment, exclusion from participation in government healthcare programs such as Medicare and Medicaid, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
HUMAN CAPITAL RESOURCES

As of December 31, 2020, we had 71 employees on a full-time or part-time basis, 46 of whom were primarily engaged in research and development activities. A total of 41 employees hold Ph.D., master's or other post-graduate degrees. In addition, we retain expert consultants on an ad-hoc basis as required in connection with our development programs. We believe that our future success will depend, in part, on our ability to continue to attract, hire and retain qualified personnel. We monitor our compensation programs closely and believe that we offer competitive compensation (including salary, incentive bonus and equity awards) and benefits packages. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.
FACILITIES

We lease approximately 56,000 square feet of office and laboratory space at our headquarters in Lexington, Massachusetts. The lease expires on January 1, 2029.
RESEARCH AND DEVELOPMENT

We have dedicated a significant portion of our resources to our efforts to develop our pipeline and product candidates. We incurred research and development expenses of $61.6 million and $59.8 million during the years ended December 31, 2020 and 2019, respectively. We anticipate that a significant portion of our operating expenses in future periods will continue to be related to research and development as we continue to advance our product candidates through clinical development.

AVAILABLE INFORMATION
We file reports and other information with the Securities and Exchange Commission, or SEC, as required by the Securities Exchange Act of 1934, as amended, or Exchange Act. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at www.sec.gov.
We were incorporated under the laws of the State of Delaware on April 12, 2006 as Concert Pharmaceuticals, Inc. Our principal executive offices are located at 65 Hayden Avenue, Suite 3000N, Lexington, Massachusetts 02421, and our telephone number is (781) 860-0045. Our website is www.concertpharma.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.
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

As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and supply chain, including:

•We believe that the COVID-19 pandemic has had, and will continue to have, an impact on our clinical trials, including our Phase 3 clinical trial and open label long-term extension study of CTP-543 for alopecia areata. Due to changes to study site operations and local travel restrictions, in some cases, these impacts include the potential need for remote assessments and delivery of study medication directly to patients. Some patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment or patient dosing in order to preserve health resources and protect trial participants. As a result, the timelines to complete our clinical trials may be delayed.
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
•Health regulatory agencies globally have experienced disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have had slower response times or been under resourced. It is unknown how long these disruptions may continue. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.
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
As of December 31, 2020, we had an accumulated deficit of $269.4 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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

Based on our current operating plan, we believe that our cash, cash equivalents and investments as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through 2021. However, without significant changes to our current operating plan or raising additional capital, there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K.
We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our development programs or commercialization efforts.
Developing pharmaceutical products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and nonclinical development efforts for and seek marketing approval for our product candidates, or if we in-license or acquire product candidates. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of one of our collaborators. In particular, the costs that we may be required to incur for the manufacture of any product candidate that receives marketing approval may be substantial. Manufacturing a drug at commercial scale may require specialized facilities, processes and materials. Furthermore, we will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
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
Based on our current operating plan, we believe that our cash, cash equivalents and investments as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through 2021. Our estimate as to how long we expect our cash, cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. We do not have any committed external source of funds, other than potential milestone payments under our Asset Purchase Agreement with Vertex, or the Vertex Agreement, and potential milestone payments and royalties under our existing license agreements, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
We began operations in April 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and product candidates and establishing collaborations. We are conducting our first international, multi-center, pivotal clinical trial and have not yet demonstrated an ability to successfully obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
Risks Related to the Development of Our Product Candidates
Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
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

For example, on February 1, 2021, we announced that our Phase 2 trial to evaluate CTP-692 as an adjunctive treatment for schizophrenia did not meet the primary endpoint or other secondary endpoints. As a result, we have ceased development of CTP-692.
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
We currently have no products approved for sale. The success of our wholly owned development programs will depend on several factors, including:

•in the case of CTP-543, our ability to treat moderate to severe alopecia areata with acceptable safety and efficacy;
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
•we, or our collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials and or develop and or validate new clinical endpoints for our clinical trials, or abandon development programs;
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
Breakthrough Therapy and Fast Track designations by the FDA may not lead to faster development, regulatory review or approval.
Although the FDA has granted CTP-543 Breakthrough Therapy designation for the treatment of adult patients with moderate to severe alopecia areata and Fast Track designation for the treatment of alopecia areata, Breakthrough Therapy and Fast Track designations do not necessarily lead to a faster development pathway or regulatory review process and do not increase the likelihood of marketing approval. The FDA may later withdraw the designations if it believes that CTP-543 no longer meets the necessary conditions.
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
Risks Related to Our Dependence on Third Parties
We rely on third parties to conduct our clinical trials and some aspects of our research and nonclinical testing. If they terminate their relationships with us or do not perform satisfactorily, our business may be materially harmed.
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
We may also become involved in opposition, derivation, reexamination, PGR, IPR or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the PTAB instituted an IPR brought against our '149 patent by Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the Federal Circuit granted our motion to vacate and remand the PTAB final written decision in light of the Federal Circuit ruling on the Constitution’s Appointments Clause in Arthrex, Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019). As a result, the IPR was remanded for reconsideration by a new panel of PTAB judges. However, the reconsideration is currently on hold while the Supreme Court considers certain questions raised by Arthrex. The '149 patent remains valid and enforceable while the IPR is being reconsidered by the PTAB and until any future appeals by us have been exhausted in the event that the PTAB reaches a similar decision to invalidate the '149 patent.
In addition, in October 2020, Incyte filed a PGR petition with the PTAB challenging the validity of our '659 patent. The '659 patent covers methods of treating hair loss, including alopecia areata, with certain doses of CTP-543. We filed our response in February 2021 and expect the PTAB to make a decision on whether to institute the PGR by mid-May 2021. We intend to vigorously defend the '659 patent.
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
Risks Related to the Manufacturing of Our Product Candidates
We contract with third parties for the manufacture and distribution of our product candidates for nonclinical and clinical testing and expect to continue to do so in connection with our future development and commercialization efforts. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, or that the product candidates will not be of sufficient quality or reproducibility or produced on our desired schedule, which could delay, prevent or impair our development or commercialization efforts.
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
Because there are limited commercial suppliers of deuterated materials and the import/export of deuterated materials may be controlled by governments, we, and our collaborators, are exposed to a number of risks and uncertainties associated with our supply of deuterated materials.
When manufacturing our product candidates, we incorporate deuterium using either deuterium oxide or deuterated chemical reagents (which themselves are derived from deuterium oxide). As a result, we rely on being able to obtain and transport deuterated materials in order to manufacture our product candidates.
We rely on third parties to both supply deuterated materials and to manufacture our product candidates. However, our suppliers of deuterated materials are often located in different countries than the manufacturers of our product candidates, which would require the deuterated materials to be transported across country borders.
Transporting deuterated materials across country borders often requires licenses or other government approvals. The import and export of deuterated materials into or out of the United States is regulated and may require a license from the Nuclear Regulatory Commission or other government agency. Similarly, the import and export of deuterated materials into or out of other countries may require local government license or approvals. Licenses and certain other required documents may specify the maximum amount of deuterated materials that we, or our suppliers, are permitted to import or export per year. We, or our suppliers, may not be able to obtain such licenses or approvals in a timely manner or at all. In addition, our current import and export licenses may be insufficient to meet our future requirements.
We estimate that our current sources of deuterated materials will be sufficient to meet our anticipated requirements; however, we do not currently have long-term agreements with our suppliers. If we are not able to establish or maintain supply arrangements, or any relevant foreign governments decide to withhold authorizations for the import or export of deuterated materials that we seek, we may be unable to secure alternative sources. If we are unable to obtain sufficient supplies of deuterated materials from our current suppliers, we would be forced to seek alternative suppliers of deuterated materials, likely in other countries. Such alternative supplies may not be available to us on acceptable terms, or at all.

If we are unable to obtain sufficient supplies of deuterated materials, our ability to produce our product candidates would be impeded and our business, financial condition and prospects could be harmed. Additionally, the inability to import or export deuterated materials to our third-party manufacturers could have a particularly severe impact on our ability to develop or commercialize our product candidates.
Similarly, to develop and commercialize any of our licensed product candidates, our collaborators will need to obtain supplies of deuterated materials and will be subject to risks and requirements in connection with sourcing deuterated materials that are similar to the ones that we face. Any adverse impact on our collaborators’ ability to obtain deuterated materials could delay or prevent the development or commercialization of our licensed product candidates, which could have a material adverse effect on our business.
Risks Related to Marketing Approval of Our Product Candidates
Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain and we may not obtain approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we, or our collaborators, will obtain marketing approval to commercialize a product candidate.
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
In order to market and sell our products in the European Union and many other jurisdictions, we, or our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many territories outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that territory. Our products may not receive commercially feasible prices in any given territory, or the price offered for our products in a territory may have an adverse effect on their prices in other territories if we were to accept such price. We, and our collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.
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
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.
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
Risks Related to Commercialization and Market Acceptance of Our Product Candidates
We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.
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
We are developing CTP-543 as an oral agent for the treatment of moderate to severe alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. Other companies pursuing development of oral JAK inhibitors for the treatment of alopecia areata include Eli Lilly and Company and Pfizer Inc.
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
Even if one of our product candidates, including those licensed to our collaborators, is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-

party payors, formulary decision-makers and others in the medical or patient communities. For example, physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. If any of our product candidates receive negative publicity, patients may choose not to request them even if approved, or may not comply with taking them as prescribed.
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
•we, or our collaborators, may be required to operate under a REMS;
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
We generally plan to seek to retain full commercialization rights for the United States for products that we can commercialize with a specialized sales force and to retain co-promotion or similar rights for the United States when feasible in indications requiring a larger commercial infrastructure. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe that we could otherwise develop and commercialize the product independently.
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
Once an NDA is approved, the product covered thereby becomes a "reference listed drug" in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical studies. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.
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
Risks Related to Healthcare Regulations
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
•Transparency Requirements. Federal transparency laws require certain manufacturers of covered drugs to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and
•Analogous State and Foreign Laws. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Risks Related to Legal Compliance Matters

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

The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation, or the GDPR, which came into effect in May 2018. This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in significant fines and other administrative penalties.

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
Risks Related to an Investment in Our Common Stock
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
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
•the level of expenses related to any of our product candidates or development programs;
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
In addition, as of February 19, 2021, there were 6,181,151 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of February 19, 2021, there were 1,861,273 shares subject to outstanding warrants to purchase common stock, 1,800,000 shares of which are registered under the Securities Act. The remaining 61,273 shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.
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
Risks Related to Our Charter and By-Laws
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
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
Our by-laws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our by-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our charter or by-laws, (4) any action to interpret, apply, enforce or determine the validity of our charter or by-laws, or (5) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware. In addition, pursuant to our by-laws, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These forum selection clauses in our by-laws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Risks Related to Income Taxes
Changes in tax law could adversely affect our business and financial condition or holders of our common stock.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge stockholders to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

In addition, in October 2020, Incyte filed a PGR petition with the PTAB challenging the validity of the '659 patent. The '659 patent covers methods of treating hair loss, including alopecia areata, with certain doses of CTP-543. We filed our response in February 2021 and expect the PTAB to make a decision on whether to institute the PGR by mid-May 2021. We intend to vigorously defend the '659 patent.

ITEM 4. Mine Safety Disclosures

Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION
Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “CNCE” since February 13, 2014.
HOLDERS
As of February 19, 2021, there were 12 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

DIVIDENDS
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay any cash dividends to the holders of our common stock in the foreseeable future.
EQUITY COMPENSATION PLANS
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Part III, Item 12. of this Annual Report on Form 10-K.

ITEM 6.	Selected Financial Data
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve significant risks and uncertainties. You should read the “Risk Factors” section in Part I, Item 1A. of this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
We are a clinical stage biopharmaceutical company that is developing small molecule drugs that we discovered through the application of our DCE Platform. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. As discussed in detail in the “Business” section in Part I, Item 1. of this Annual Report on Form 10-K, our lead product candidate is in late-stage development for the treatment of alopecia areata, a serious autoimmune dermatological condition. We are also assessing a number of earlier-stage pipeline candidates.
On February 1, 2021, we announced that our Phase 2 trial to evaluate CTP-692 as an adjunctive treatment for schizophrenia did not meet the primary endpoint or other secondary endpoints. As a result, we have ceased development of CTP-692.
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $269.4 million since inception through December 31, 2020 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. In February 2014, we completed our initial public offering, whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, we sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds from the January 2020 offering was $70.1 million.
In March 2019, we entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies. As of December 31, 2020, we had sold 2,044,364 shares of our common stock pursuant to the ATM Agreement for net proceeds of $23.2 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies.
In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex pursuant to the Vertex Agreement. We received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to us in February 2019. If VX-561 is approved as part of a combination regimen to treat cystic fibrosis, we are eligible to receive up to $90.0 million in the form of two additional milestones based on marketing approval in the United States and agreement for reimbursement in the first of the United Kingdom, Germany or France. Additional information concerning the sale of CTP-656 is discussed in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under our current development programs. We generated net losses of $74.8 million and $78.2 million for the years ended December 31, 2020 and 2019, respectively.

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

ASSET PURCHASE AGREEMENT

In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex pursuant to the Vertex Agreement. We received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to us in February 2019. Additionally, upon the achievement of certain milestone events, Vertex has agreed to pay us an aggregate of up to $90.0 million. Of this amount, $50.0 million will become payable to us upon receipt of FDA marketing approval for a combination treatment regimen containing VX-561 for patients with cystic fibrosis, and $40.0 million will become payable to us upon completion of a pricing and reimbursement agreement in the first of the United Kingdom, Germany or France with respect to a combination treatment regimen containing VX-561 for patients with cystic fibrosis. Additional information concerning the sale of CTP-656 is discussed in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

COVID-19 PANDEMIC

The COVID-19 pandemic continues to spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic or other public health crisis, such as the COVID-19 pandemic, including but not limited to potential delays in our clinical trials. The ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations may be affected by the COVID-19 pandemic, but we are monitoring the situation closely.
FINANCIAL OPERATIONS OVERVIEW

Revenue

We have not generated any revenue from the sales of products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement and an asset sale.
The terms of these agreements may include one or more of the following types of payments: non-refundable license fees, payments for research and development activities, payments based on the achievement of specified milestones, payment of license exercise or option fees relating to product candidates and royalties on any net product sales. To date, we have received non-refundable upfront payments, several milestone payments, payments for research and development services provided to our collaborators, a change in control payment pursuant to a patent assignment agreement and a payment for the sale of an asset. However, we have not yet earned any license exercise or option fees, sales-based milestone payments or royalty revenue as a result of product sales.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, due to the increased size and duration of later-stage clinical trials and the manufacturing that is typically required for those later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress, but we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our development programs and plans.
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

Unrealized loss on marketable equity securities

Unrealized loss on marketable equity securities consists of changes in the fair value of shares of common stock of Processa Pharmaceuticals, Inc., or Processa, held by us, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. We had a pre-tax net loss of $74.9 million and recorded a benefit for income taxes of $85 thousand during the year ended December 31, 2020. We had a pre-tax net loss of $78.2 million and recorded no income tax provision or benefit during the year ended December 31, 2019.

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
While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates:

•revenue recognition;
•prepaid and accrued research and development expenses; and
•stock-based compensation.
Revenue recognition
We have primarily generated revenue through arrangements with collaborators for the development and commercialization of product candidates.

We adopted Accounting Standards Codification, or ASC, 606 effective January 1, 2018. ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts and costs to obtain or fulfill contracts. We applied ASC 606 on January 1, 2018 to all contracts using the modified retrospective approach. For additional details regarding our adoption of ASC 606 and our associated accounting policies, see Notes 2 and 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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

•contract research organizations in connection with clinical trials;
•investigative sites in connection with clinical trials;
•vendors in connection with nonclinical development activities; and
•vendors related to product manufacturing, development and distribution of clinical supplies.
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
Stock-based compensation
Since our inception in April 2006, we have applied the fair value recognition provisions of ASC Topic 718, Compensation-Stock Compensation, to account for stock-based compensation arrangements with our employees. Stock-based compensation arrangements with non-employees has not been significant. We use the Black-Scholes-Merton option pricing model for determining the estimated fair value for stock-based awards on the date of grant, which requires the use of subjective assumptions to determine the fair value of stock-based awards, including the award’s expected term and the price volatility of the underlying stock. We recognize the value of the portion of the awards that is ultimately expected to vest as expense over the requisite vesting periods on a ratable basis for the entire award. Our stock option awards granted to employees generally have a ten-year term and typically vest over a four-year period.

Prior to the year ended December 31, 2020, expected volatility was estimated using a weighted average of our historical volatility of our common stock and the historical volatility of the common stock of a representative group of publicly traded companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development and therapeutic focus. Having accumulated sufficient historical trading data, we transitioned to calculating expected volatility for the year ended December 31, 2020 based on the historical volatility of only our common stock.

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
We have computed the fair value of employee stock options at the date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2020	2019
Expected volatility	68.60%	76.83%
Expected term	6.0 years	6.0 years
Risk-free interest rate	1.31%	2.16%
Expected dividend yield	—%	—%

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
PENDING AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our consolidated financial statements, see Note 2 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Discussion of the year ended December 31, 2020

The following table summarizes our results of operations for the year ended December 31, 2020.

Year ended December 31,
(in thousands)	2020
Revenue:
License and research and development revenue	$7,902
Total revenue	7,902
Operating expenses:
Research and development	61,624
General and administrative	18,925
Total operating expenses	80,549
Loss from operations	(72,647)
Investment income	1,202
Unrealized loss on marketable equity securities	(3,406)
Loss before income taxes	(74,851)
Income tax benefit	85
Net loss	$(74,766)
License and research and development revenue

License and research and development revenue was $7.9 million for the year ended December 31, 2020, an increase of $6.8 million compared to the $1.1 million in revenue recognized for the year ended December 31, 2019. The revenue recognized in 2020 was primarily due to the expiration of two licensing options under our previous collaboration agreement with Celgene Corporation, or Celgene, and the satisfaction of obligations to perform research and development services and to supply nonclinical and clinical trial material in connection with the termination of the agreement with Celgene. We recognized $7.8 million in revenue associated with this arrangement for the year ended December 31, 2020. For additional details related to the revenue arrangement with Celgene, see Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
As of December 31, 2020, we had deferred revenue of $2.8 million related to a payment received from GlaxoSmithKline, or GSK. For additional details related to our contractual liabilities, see Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Research and development expenses

The following table summarizes our research and development expenses for the year ended December 31, 2020, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

Year ended December 31,
(in thousands)	2020

CTP-543 external costs	$18,006
CTP-692 external costs	17,295
External costs for other programs	972
Employee and contractor-related expenses	20,012
Facility and other expenses	5,339
Total research and development expenses	$61,624

Research and development expenses were $61.6 million for the year ended December 31, 2020. CTP-543 expenses for the year ended December 31, 2020 were $18.0 million, an increase of $0.6 million compared to $17.4 million for the year ended December 31, 2019. CTP-543 expenses in 2020 primarily related to clinical development, including preparations for the Phase 3 clinical trial that we initiated in November 2020. CTP-692 expenses for the year ended December 31, 2020 were $17.3 million, an increase of $3.2 million compared to $14.1 million for the year ended December 31, 2019. CTP-692 expenses in 2020 primarily related to the Phase 2 dose-ranging clinical trial. External expenses for other programs consisted of costs incurred to develop our research pipeline. External expenses for other programs decreased by $2.3 million compared to $3.3 million for the year ended December 31, 2019 primarily due to a decrease in lab activity in 2020 related to the COVID-19 pandemic and a $0.5 million payment to the non-profit organization Fast Forward in the first quarter of 2019 under an existing agreement related to CTP-354 between Fast Forward and us, which was triggered by the upfront payment pursuant to our License Agreement, or the Cipla Agreement, with Cipla Technologies LLC, or Cipla. Employee-related expenses consisted primarily of cash and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises. For additional details related to the Cipla Agreement, see Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
General and administrative expenses

The following table summarizes our general and administrative expenses for the year ended December 31, 2020.

Year ended December 31,
(in thousands)	2020
Employee salaries and benefits	$10,939
External professional service and legal expenses	3,669
Facility, technology and other expenses	4,016
Depreciation and amortization	301
Total general and administrative expenses	$18,925

General and administrative expenses for the year ended December 31, 2020 consisted primarily of salaries and related costs for personnel, including non-cash stock-based compensation. Other general and administrative expenses included accounting and legal services, office and facility-related costs.

Total general and administrative expenses for the year ended December 31, 2020 decreased by $1.4 million compared to $20.3 million for the year ended December 31, 2019 primarily due to a decrease in legal expenses.
Investment income
Investment income was $1.2 million for the year ended December 31, 2020 and consisted of interest income earned on cash equivalents and investments.
Unrealized loss on marketable equity securities
We recorded an unrealized loss on marketable equity securities of $3.4 million during the year ended December 31, 2020. Unrealized loss on marketable equity securities consists of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Income tax benefit
We recognized a $0.1 million tax benefit for the year ended December 31, 2020 upon the utilization of state research and development tax credits when filing our 2019 Massachusetts state tax return.
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

License and research and development revenue

License and research and development revenue was $1.1 million for the year ended December 31, 2019. The revenue recognized in 2019 was primarily a result of the Cipla Agreement that we entered into in the first quarter of 2019 with Cipla. We recognized $1.0 million in revenue associated with this arrangement for the year ended December 31, 2019. For additional details related to the Cipla Agreement, see Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
As of December 31, 2019, we had deferred revenue of:

•$7.7 million related to our collaboration with Celgene, consisting of $1.3 million related to the R&D Services Performance Obligation, $0.1 million related to the Supply Performance Obligation and $6.4 million related to the First and Second Discount Performance Obligations; and

•$2.8 million related to a payment received from GSK.
Research and development expenses

The following table summarizes our research and development expenses for the year ended December 31, 2019, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

Year ended December 31,
(in thousands)	2019
CTP-543 external costs	$17,388
CTP-692 external costs	14,126
External costs for other programs	3,279
Employee and contractor-related expenses	19,498
Facility and other expenses	5,525
Total research and development expenses	$59,816

Research and development expenses were $59.8 million for the year ended December 31, 2019. CTP-543 expenses primarily related to clinical development, including multiple Phase 2 clinical trials. CTP-692 expenses were attributable to the Phase 1 clinical trials completed in 2019 and manufacturing costs to support the advancement of the CTP-692 program into a Phase 2 clinical trial. Employee-related expenses consisted primarily of cash and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises. External costs for other programs includes a $0.5 million payment to the nonprofit organization Fast Forward in the first quarter of 2019 under an existing agreement related to CTP-354 between Fast Forward and us, which was triggered by the upfront payment pursuant to the Cipla Agreement, and costs incurred to develop our research pipeline.

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
LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of December 31, 2020, we had an accumulated deficit of $269.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources.
As of December 31, 2020, we had cash, cash equivalents and investments of $130.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. In February 2014, we completed our initial public offering, whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, we sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds from the January 2020 offering was $70.1 million.
In March 2019, we entered into the ATM Agreement with Jefferies. As of December 31, 2020, we had sold 2,044,364 shares of our common stock pursuant to the ATM Agreement for net proceeds of $23.2 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies.

In June 2015, we received a one-time payment of $50.2 million from Auspex Pharmaceuticals, Inc., or Auspex, pursuant to a patent assignment agreement between us and Auspex. We became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva Pharmaceutical Industries Ltd., or Teva, in May 2015.
In July 2017, we completed the transaction contemplated by the Vertex Agreement, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to us in February 2019.
As of December 31, 2020, we had net working capital of $132.5 million. We have incurred cumulative net losses of $269.4 million since inception and require capital to continue future development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials such as the Phase 3 trial of CTP-543 in alopecia areata. For information regarding our recently completed equity financings, see Notes 13-14 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of our plans sufficiently alleviates the substantial doubt about our ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the our board of directors before the date that the financial statements are issued.

Successful completion of our development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support our cost structure and operating plan. Our plans to alleviate our financing requirements include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within our control:

•raise funding through the sale of our common stock;
•raise funding through debt financing; and
•establish collaborations with potential partners to advance our product pipeline.

Based on our current operating plan, we believe that our current cash, cash equivalents and available-for-sale investments will allow us to meet our liquidity requirements through 2021. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand and our dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

If we are unable to raise capital when needed or on acceptable terms, or if we are unable to procure collaboration arrangements to advance our programs, we would be forced to discontinue some of our operations or develop and implement a plan to further extend payables, reduce overhead or scale back our current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful.

Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Year ended December 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(69,037)	$(48,761)
Investing activities	344	82,583
Financing activities	92,852	1,451
Net increase in cash, cash equivalents and restricted cash	$24,159	$35,273
Discussion of the years ended December 31, 2020 and 2019

Operating activities. The cash used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the year ended December 31, 2020, our operating activities used cash of $69.0 million as compared to cash used by operating activities of $48.8 million during the prior year. The cash used during both 2020 and 2019 was largely driven by our development activities associated with CTP-543 and CTP-692.

During the year ended December 31, 2019, we received $16.0 million that had previously been held in escrow to secure potential indemnity claims related to the Vertex Agreement, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Investing activities. Net cash provided by investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. Net cash used to purchase investments for the years ended December 31, 2020 and 2019 was $156.7 million and $97.8 million, respectively. Net cash provided by maturities of investments for the years ended December 31, 2020 and 2019 was $157.2 million and $181.1 million, respectively. Purchases of fixed assets for the years ended December 31, 2020 and 2019 was $0.2 million and $0.7 million, respectively. The increase in the purchase of investments during the 2020 period is primarily due to the management of funds received from the January 2020 public offering of common stock and pre-funded warrants, as discussed further in Note 14 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Financing activities. During the years ended December 31, 2020 and 2019, our financing activities generated cash of $92.9 million and $1.5 million, respectively. Cash generated during the year ended December 31, 2020 consisted of $70.1 million of net proceeds from the January 2020 public offering of common stock and pre-funded warrants, $22.0 million of proceeds from our at-the-market offering program and $0.8 million of proceeds from the exercise of stock options. Cash generated during the year ended December 31, 2019 consisted of $1.1 million of proceeds from the exercise of stock options and $1.0 million of proceeds from the exercise of warrants, offset by $0.7 million used to pay withholding taxes on behalf of employees in connection with the vesting of restricted stock units, in exchange for the surrender of shares of common stock by such employees.
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
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Concert Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Concert Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Prepaid and Accrued Contract Research and Development Expenses
Description of the Matter
The Company’s total accrued expenses were $9.0 million as of December 31, 2020, which included the obligation for contract research and development expenses incurred as of December 31, 2020 but not paid as of that date. In addition, the Company’s total prepaid expenses were $7.6 million as of December 31, 2020, which included amounts that were paid in advance of services provided in connection with its contract research and development.
As discussed in Note 2 of the consolidated financial statements, the Company contracts with service providers to conduct research and development on its behalf, and the amount of expense recorded in the consolidated financial statements is based in part on third-party information which includes the services provided and efforts expended under these arrangements. Given the nature and significance of contract research and development expenses, subjective auditor judgement was required to evaluate the evidence obtained to support the amounts accrued and prepaid for costs associated with the services provided.

How We Addressed the Matter in Our Audit	To evaluate the evidence obtained to support the amounts accrued and prepaid for costs associated with services provided for contract research and development as of December 31, 2020, our audit procedures included, among others, testing the accuracy and completeness of the data used to derive the recorded amounts. We also inquired of the Company’s research and development personnel overseeing the contract research and development regarding the progress of clinical trials and evaluated the completeness and valuation of the prepaid and accrued contract research and development expenses. We compared invoices received by the Company subsequent to December 31, 2020 to the total costs recognized by the Company as of that date, and we inspected significant contracts, including any pending change orders, between the Company and service providers conducting research and development on its behalf.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2007.
Boston, Massachusetts
February 25, 2021

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	2020	2019
	(Amounts in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$77,202	$53,043
Investments, available for sale	52,766	53,395
Marketable equity securities	1,969	5,375
Interest receivable	145	260
Deferred offering costs	—	143
Accounts receivable	686	72
Income taxes receivable, current	2,346	—
Prepaid expenses and other current assets	7,610	4,567
Total current assets	142,724	116,855
Property and equipment, net	6,363	7,753
Restricted cash	1,157	1,157
Other assets	51	96
Income taxes receivable	—	2,358
Operating lease right-of-use assets, long-term	8,968	9,252
Total assets	$159,263	$137,471
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$230	$881
Accrued expenses and other liabilities	9,017	8,336
Deferred revenue, current portion	—	7,783
Lease liability, current portion	931	268
Total current liabilities	10,178	17,268
Accrued expenses, net of current portion	108	—
Deferred revenue, net of current portion	2,750	2,750
Lease liability, net of current portion	15,065	15,996
Total liabilities	28,101	36,014
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 32,062,799 and 24,065,676 shares issued and 31,862,198 and 23,865,075 outstanding as of December 31, 2020 and 2019, respectively	31	24
Additional paid-in capital	400,636	296,145
Accumulated other comprehensive loss	(58)	(31)
Accumulated deficit	(269,447)	(194,681)
Total stockholders’ equity	131,162	101,457
Total liabilities and stockholders’ equity	$159,263	$137,471
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year ended December 31,
	2020	2019
	(Amounts in thousands, except per share data)
Revenue:
License and research and development revenue	$7,902	$1,077
Total revenue	7,902	1,077
Operating expenses:
Research and development	61,624	59,816
General and administrative	18,925	20,276
Total operating expenses	80,549	80,092
Loss from operations	(72,647)	(79,015)
Investment income	1,202	2,987
Other income	—	12
Unrealized loss on marketable equity securities	(3,406)	(2,150)
Loss before income taxes	(74,851)	(78,166)
Income tax benefit	85	—
Net loss	$(74,766)	$(78,166)
Other comprehensive income:
Unrealized (loss) gain on investments, available for sale	(27)	106
Comprehensive loss	$(74,793)	$(78,060)

Net loss attributable to common stockholders - basic and diluted	$(74,766)	$(78,166)

Net loss per share attributable to common stockholders - basic and diluted	$(2.40)	$(3.29)

Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	31,200	23,740
 See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2018	23,519	81	$23	$284,369	$(137)	$(116,515)	$167,740
Exercise of stock options	237	58	—	1,076	—	—	1,076
Release of restricted stock units	203	61	1	(741)	—	—	(740)
Unrealized gain on short-term investments	—	—	—	—	106	—	106
Stock-based compensation expense	—	—	—	10,326	—	—	10,326
Exercise of stock warrants	71	—	—	1,000	—	—	1,000
Proceeds from at-the-market offering, net of issuance costs	36	—	—	115	—	—	115
Net loss	—	—	—	—	—	(78,166)	(78,166)
Balance at December 31, 2019	24,066	200	$24	$296,145	$(31)	$(194,681)	$101,457
Exercise of stock options	117	—	—	833	—	—	833
Release of restricted stock units	136	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	—	11,113	—	—	11,113
Sale of common stock and pre-funded warrants, net of underwriters' discount and costs	5,735	—	5	70,059	—	—	70,064
Proceeds from at-the-market offering, net of issuance costs	2,008	—	2	22,486	—	—	22,488
Net loss	—	—	—	—	—	(74,766)	(74,766)
Balance at December 31, 2020	32,062	200	$31	$400,636	$(58)	$(269,447)	$131,162
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2020	2019
	(in thousands)
Operating activities
Net loss	$(74,766)	$(78,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,605	1,664
Stock-based compensation expense	11,113	10,326
Accretion of premiums and discounts on investments	48	(1,013)
Non-cash lease expense	284	226
Unrealized loss on marketable equity securities	3,406	2,150
(Gain) loss on disposal of asset	(2)	4
Changes in operating assets and liabilities:
Accounts receivable	(81)	(57)
Contract asset	—	16,000
Interest receivable	115	296
Prepaid expenses and other current assets	(3,043)	(1,828)
Other assets	45	(96)
Accounts payable	(651)	(217)
Accrued expenses and other liabilities	929	2,984
Income taxes receivable	12	(36)
Income taxes payable	—	(392)
Operating lease liability	(268)	(606)
Deferred revenue	(7,783)	—
Net cash used in operating activities	(69,037)	(48,761)
Investing activities
Purchases of property and equipment	(210)	(685)
Purchases of investments	(156,671)	(97,837)
Maturities of investments	157,225	181,105
Net cash provided by investing activities	344	82,583
Financing activities
Proceeds from at-the-market offering, net of issuance costs	21,955	115
Proceeds from exercise of warrants	—	1,000
Repurchase of common stock pursuant to share surrender	—	(740)
Proceeds from exercise of stock options	833	1,076
Proceeds from common stock and pre-funded warrants sold, net of underwriters' discount and costs	70,064	—
Net cash provided by financing activities	92,852	1,451
Net increase in cash, cash equivalents and restricted cash	24,159	35,273
Cash, cash equivalents and restricted cash at beginning of period	54,200	18,927
Cash, cash equivalents and restricted cash at end of period	$78,359	$54,200
Supplemental cash flow information:
Cash paid for income taxes	$—	$459
Purchases of property and equipment unpaid at period end	$3	$4
Public offering costs unpaid at period end	$—	$143
Cash paid included in measurement of lease liabilities	$2,406	$2,778
Pre-funded warrants issued	$16,736	$—

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
Concert Pharmaceuticals, Inc., or the Company, was incorporated on April 12, 2006 as a Delaware corporation and has its operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that is developing small molecule drugs that it discovered through the application of its DCE Platform. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. The Company’s lead product candidate is in late-stage development for the treatment of alopecia areata, a serious autoimmune dermatological condition. The Company is also assessing a number of earlier-stage pipeline candidates.
Liquidity and Going Concern
In February 2014, the Company completed its initial public offering, whereby the Company sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, the Company sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, the Company sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, the Company sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds the Company received from the January 2020 offering was $70.1 million.
In March 2019, the Company entered into the ATM Agreement with Jefferies. As of December 31, 2020, the Company had sold 2,044,364 shares of its common stock pursuant to the ATM Agreement for net proceeds of $23.2 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. For additional information on the ATM Agreement, see Note 13.
In June 2015, the Company received a one-time payment of $50.2 million from Auspex pursuant to a patent assignment agreement between the Company and Auspex. The Company became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva in May 2015.
In July 2017, the Company completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex pursuant to the Vertex Agreement. The Company received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to the Company in February 2019. For additional information concerning the sale of CTP-656, see Note 12.
As of December 31, 2020, the Company had cash, cash equivalents and investments of $130.0 million and net working capital of $132.5 million. The Company has incurred cumulative net losses of $269.4 million since inception and requires capital to continue future development activities. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has financed its operations primarily through the public offering and private placement of its equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. The Company expects its expenses to increase in connection with its ongoing activities, particularly as it conducts clinical trials such as the Phase 3 trial of CTP-543 in alopecia areata. For information regarding the Company's recently completed equity financings, see Notes 13-14.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Based on the Company’s current operating plan, management believes that its current cash, cash equivalents and available-for-sale investments will allow the Company to meet its liquidity requirements through 2021. The Company's history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management's assessment that there is substantial doubt about the Company's ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

If the Company is unable to raise capital when needed or on acceptable terms, or if it is unable to procure collaboration arrangements to advance its programs, the Company would be forced to discontinue some of its operations or develop and implement a plan to further extend payables, reduce overhead or scale back its current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company and the Chief Executive Officer view the Company's operations and manage its business as one operating segment: the development of pharmaceutical products on its own behalf or in collaboration with others. All material long-lived assets of the Company reside in the United States. The Company does use contract research organizations and research institutions located outside the United States. Some of these expenses are subject to collaboration reimbursement, which is presented as a component of license and research and development revenue in the consolidated statements of operations and comprehensive loss.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Deferred Offering Costs
Costs incurred in the course of preparing for a capital raise, such as legal, accounting and other professional fees, are deferred on the balance sheet as deferred offering costs. At the time of the completion of the offering, the costs are reclassified as a reduction of the proceeds of the capital raise as part of additional paid-in capital. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.
Marketable Equity Securities
Marketable equity securities consist of the fair value of shares of common stock of Processa held by the Company, as discussed further in Note 12. The Company recognizes the effects of changes in fair value of equity securities within net income.

The Company reviews investments in marketable securities for other-than-temporary impairment whenever the fair value of the investment is less than the cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has an intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment’s cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and duration of the impairment and changes in value subsequent to year-end.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, 2020 and 2019, substantially all of the Company’s cash was deposited in accounts at two financial institutions, thus limiting the amount of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits.
Accounts receivable generally represent amounts due from collaboration partners and from sales under the at-the-market offering program discussed in Note 13. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.
Property and Equipment
Property and equipment are recognized at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful life or the related lease term. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. Potential impairment is assessed when there is evidence that events or circumstances indicate that the carrying amount of an asset may not be recovered. No such impairment losses have been recorded for the year ended December 31, 2020 and 2019.
Rent Expense
Rent expense for the years ended December 31, 2020 and 2019 consists of the Company's facility at 65 Hayden Avenue, Lexington, Massachusetts. The Company's operating lease for its facility at 65 Hayden Avenue in Lexington, Massachusetts provides for scheduled annual rent increases throughout the lease term, which expires on January 1, 2029. Additionally, the Company has received certain lease incentives, which are recognized as a reduction to rent expense over the remaining lease term. For additional details regarding the Company’s operating lease, see Note 11.
Contingencies
The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred. No liabilities for legal and other contingencies were accrued as of December 31, 2020 and 2019.
Revenue Recognition
The Company has generated revenue through arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement and an asset sale.
The Company accounts for revenue according to the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, and all related amendments, which is also referred to as ASC 606. ASC 606 is a single comprehensive model to account for revenue arising from contracts with customers and is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts and costs to obtain or fulfill contracts. For additional information, see Note 12.

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
Accounting for Stock-Based Compensation
The Company issues stock options and restricted stock units, or RSUs, to certain employees, officers and directors. The Company accounts for stock compensation using the fair value method, which results in the recognition of compensation expense over the vesting period of the awards. For additional information, see Note 8.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. The Company evaluates tax positions taken, or expected to be taken, in the course of preparing its tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recognized as a tax expense. As of December 31, 2020 and 2019, the Company did not have any significant uncertain tax positions.
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
As of December 31, 2020 and 2019, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of unrealized holdings losses on investments as of December 31, 2020 and 2019.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This standard aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for internal-use software. The new guidance also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company adopted this standard effective January 1, 2020, on a prospective basis, and it did not have a material effect on the consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard includes removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods, and early adoption is permitted. The Company adopted this standard effective January 1, 2020, and it did not have a material effect on the consolidated financial statements and related disclosures. For a detailed discussion of the adoption of ASU 2019-12, see Note 10.
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
3. Fair Value Measurements

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of December 31, 2020 and 2019 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash equivalents:
Money market funds	$69,928	$—	$—	$69,928
Investments, available for sale:
U.S. Treasury obligations	25,528	—	—	25,528
Government agency securities	8,737	18,501	—	27,238
Marketable equity securities:
Corporate equity securities	1,969	—	—	1,969
Total	$106,162	$18,501	$—	$124,663

	Level 1	Level 2	Level 3	Total
December 31, 2019
Cash equivalents:
Money market funds	$40,782	$—	$—	$40,782
Government agency securities	—	2,000	—	2,000
Investments, available for sale:
U.S. Treasury obligations	34,499	—	—	34,499
Government agency securities	10,997	7,899	—	18,896
Marketable equity securities:
Corporate equity securities	5,375	—	—	5,375
Total	$91,653	$9,899	$—	$101,552

4. Cash, Cash Equivalents, Investments and Marketable Equity Securities

Cash, cash equivalents, available-for-sale investments and marketable equity securities consists of the following as of December 31, 2020 and 2019:

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2020
Cash		$7,274	$—	$—	$7,274
Money market funds		69,928	—	—	69,928
Cash and cash equivalents		$77,202	$—	$—	$77,202

U.S. Treasury obligations	70 days	$25,523	$5	$—	$25,528
Government agency securities	82 days	27,225	13	—	27,238
Investments, available for sale		$52,748	$18	$—	$52,766

December 31, 2020		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities		$10,451	$—	$(8,482)	$1,969

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2019
Cash		$10,261	$—	$—	$10,261
Money market funds		40,782	—	—	40,782
Government agency securities	8 days	2,000	—	—	2,000
Cash and cash equivalents		$53,043	$—	$—	$53,043

U.S. Treasury obligations	108 days	$34,475	$24	$—	$34,499
Government agency securities	74 days	18,874	22	—	18,896
Investments, available for sale		$53,349	$46	$—	$53,395

December 31, 2019		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities		$10,451	$—	$(5,076)	$5,375

5. Restricted Cash
Restricted cash as of December 31, 2020 and 2019 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts. For additional information regarding the Company's lease, see Note 11. Cash, cash equivalents and restricted cash consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$77,202	$53,043
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$78,359	$54,200

6. Property and Equipment
Property and equipment consist of the following as of December 31, 2020 and 2019:

	Estimated useful life (in years)	December 31, 2020	December 31, 2019
Laboratory equipment	5	$3,352	$3,736
Computer, telephone and office equipment	3	881	891
Software	3	187	122
Leasehold improvements	Lesser of useful life or remaining lease term	5,943	5,929
		10,363	10,678
Less accumulated depreciation and amortization		(4,000)	(2,925)
		$6,363	$7,753
Depreciation and amortization expense was charged to operations in the amounts of $1.6 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following as of December 31, 2020 and 2019:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020	December 31, 2019
Accrued professional fees and other	$709	$862
Employee compensation and benefits	3,690	3,222
Research and development expenses	4,618	4,252
Accrued expenses and other liabilities	$9,017	$8,336

Employee compensation and benefits, net of current portion	$108	$—
Accrued expenses and other liabilities, net of current portion	$108	$—

8. Stock-Based Compensation

Stock incentive plans

The Company previously sponsored an Amended and Restated 2006 Stock Option and Grant Plan, or the 2006 Plan, which provided for the issuance of shares of common stock in the form of incentive stock options, nonstatutory stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. The 2006 Plan was replaced by the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, which became effective in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. In addition, the 2014 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2014 Plan. Effective January 1, 2021, 1,274,487 shares were added to the 2014 Plan for future issuance pursuant to this evergreen provision.

The 2006 Plan has no shares remaining available for grant, although existing stock options granted under the 2006 Plan remain outstanding. As of December 31, 2020, 1,159,069 shares were available for future grant under the 2014 Plan.

Stock options

Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Stock options generally vest ratably over one, three or four years and have contractual terms of ten years. Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting.

The following table provides certain information related to the Company's outstanding stock options as of December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Weighted-average fair value of options granted, per option	$6.53	$8.94
Aggregate grant date fair value of options vested during the year	$8,506	$9,354
Total cash received from exercises of stock options	$833	$1,076
Total intrinsic market value of stock options exercised	$452	$1,277

The weighted-average fair value of options granted in the years ended December 31, 2020 and 2019 reflect the following weighted-average assumptions:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2020	2019
Expected volatility	68.60%	76.83%
Expected term	6.0 years	6.0 years
Risk-free interest rate	1.31%	2.16%
Expected dividend yield	—%	—%
Expected volatility. For the year ended December 31, 2019, expected volatility was estimated using a weighted average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded. Having accumulated sufficient historical trading data, the Company transitioned to calculating expected volatility for the year ended December 31, 2020 based on the historical volatility of only the Company's common stock.
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
Risk-free interest rate. For the years ended December 31, 2020 and 2019, the risk-free interest rate was estimated using an average of treasury bill interest rates over a period commensurate with the expected term of the option at the time of grant.
Expected dividend yield. The expected dividend yield is zero, as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
Forfeiture rate. The Company elected to estimate potential forfeiture of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up in the period of change and impact the amount of stock compensation expense to be recognized in future periods. For the years ended December 31, 2020 and 2019, the Company assumed forfeiture rates of approximately 7%.
The following is a summary of stock option activity for the year ended December 31, 2020:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Market Value
			(in years)
Outstanding at December 31, 2019	4,112,609	$15.01
Granted	722,054	$10.63
Exercised	(117,304)	$7.11
Forfeited or expired	(64,489)	$18.80
Outstanding at December 31, 2020	4,652,870	$14.48	6.55	$5,930
Exercisable at December 31, 2020	3,273,330	$14.52	5.81	$4,520
Vested and expected to vest at December 31, 2020 (1)	4,546,476	$14.52	6.50	$5,800

(1)Represents the number of vested stock option shares as of December 31, 2020, plus the number of unvested stock option shares that the Company estimated as of December 31, 2020 would vest, based on the unvested stock option shares as of December 31, 2020 and an estimated forfeiture rate of 7%.
As of December 31, 2020, there was $11.4 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.1 years.

Restricted stock units

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2019, or the 2019 RSU grant date, the Company granted 0.4 million RSUs, or the 2019 RSUs, to certain officers and employees. All of the 2019 RSUs are service-based and vest annually over two years. On the first anniversary of the 2019 RSU grant date, 35% of the RSUs vested. The remainder of the RSUs will vest on the second anniversary of the 2019 RSU grant date.

On February 14, 2020, or the 2020 RSU grant date, the Company granted 0.4 million RSUs, or the 2020 RSUs, to certain officers and employees. All of the 2020 RSUs are service-based and vest ratably over three years, with one third of the 2020 RSUs vesting on each anniversary of the 2020 RSU grant date through February 14, 2023.

RSUs are not included in issued and outstanding common stock until the shares have vested and settled. As of December 31, 2020, 0.1 million of the 2019 RSUs had vested, and none of the 2020 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant.

The following is a summary of RSU activity for the year ended December 31, 2020:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	393,629	$10.27
Granted	409,295	$10.87
Released	(136,339)	$10.27
Forfeited	(5,552)	$10.38
Outstanding at December 31, 2020	661,033	$10.64

As of December 31, 2020, there was $4.8 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 1.6 years.

Stock-based compensation expense
Total stock-based compensation expense related to all stock-based options and awards recognized in the consolidated statements of operations and comprehensive loss is as follows for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Research and development	$5,800	$5,049
General and administrative	5,313	5,277
Total stock-based compensation expense	$11,113	$10,326

9. Loss Per Share
Basic net loss per common share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of stock options and RSUs as common stock equivalents. The weighted-average common shares outstanding as of December 31, 2020 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with the January 2020 public offering, as discussed in Note 14. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of loss per share for the years ended December 31, 2020 and 2019:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2020	2019
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(74,766)	$(78,166)
Denominator:
Weighted-average shares outstanding - basic and diluted	31,200	23,740

Net loss per share applicable to common stockholders - basic and diluted	$(2.40)	$(3.29)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share*:
Stock options	4,653	4,113
Restricted stock units	661	394
Warrants	61	61
*For the year ended December 31, 2020, the Company has presented "Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share" to include all stock equivalents that could potentially dilute basic earnings per share. The Company has corrected the presentation for the year ended December 31, 2019 and has concluded that this change is not material to the current or any prior period financial statements.
10. Income Taxes
During the year ended December 31, 2020, the Company recorded net loss before taxes of $74.9 million and an income tax benefit of $0.1 million, for an effective rate of 0.1%.
On July 25, 2017, the transaction contemplated by the Vertex Agreement was completed, as discussed further in Note 12, and Vertex paid the Company $160.0 million in cash, with $16.0 million initially held in escrow. For income tax purposes, the $16.0 million held in escrow was recognized under the installment method and therefore deferred until the cash was received by the Company in February 2019. Under Section 453A of the U.S. Internal Revenue Code, or the Code, the Company is required to recognize interest on the deferred tax liability with respect to the portion of the installment sale outstanding as of the close of each taxable year that exceeds $5.0 million. As a result, the Company accrued interest of $0.2 million for 2018. The $16.0 million initially held in escrow was released to the Company in February 2019, and the Company recognized no interest for 2019. During 2020, the Company was able to utilize $0.1 million of state research and development tax credits with its Massachusetts state tax return for the year ending December 31, 2019. The Company has established a full valuation allowance against these credits, and as such the Company has booked a discrete benefit of $0.1 million in 2020 for the utilization of these credits against their Massachusetts state liability.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law, making several changes to the Code. The changes include, among other things, increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses and increasing the amount of net operating loss carryforwards that companies can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.
The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2020. Under ASU 2019-12, the Company, having a full valuation and a loss in continuing operations, will no longer include the impacts of items in other comprehensive income in determining intra-period allocation of tax expense for continuing operations. Under ASU 2019-12, the Company can apply this change to intra-period tax allocation on a prospective basis. For the twelve months ended December 31, 2020, the Company applied the tax allocation rules of ASU 2019-12 to the $27 thousand of unrealized losses on available-for-sale investments recognized in other comprehensive income, which did not have a material impact on the consolidated financial statements or related disclosures.
The Tax Cuts and Jobs Act, or TCJA, repealed the corporate alternative minimum tax, or AMT, for years after 2017. Companies that were previously subject to the AMT and have AMT tax credit carryforwards as of December 31, 2017 are eligible for a refund of these credits for tax years beginning after 2017 and before 2022. The Company was subject to AMT in

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the amount of $1.9 million in 2017. Since the AMT paid on its 2017 tax return generated an AMT credit that will be refundable between 2018 and 2022, the Company recorded a $1.9 million income tax receivable rather than a tax expense for 2017. Further, the Company had a deferred tax asset for its AMT credit carryforward related to its AMT liability paid in 2015 in the amount of $0.3 million. This deferred tax asset was previously offset by a full valuation allowance. As a result of the change in law, the Company reclassified the 2015 AMT credit carryforward from deferred tax assets to income tax receivable during 2017. As of December 31, 2020, the Company had a $2.3 million income tax receivable related to AMT taxes in prior years.
The Company’s ability to use its operating loss carryforwards and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the Code. Net operating loss and tax credit carryforwards are subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Code. Such changes would limit the Company’s use of its operating loss and tax credit carryforwards. In such a situation, the Company may be required to pay income taxes, even though significant operating loss and tax credit carryforwards exist. Additionally, any future financing could result in a change in control, as defined by Sections 382 and 383 of the Code, which could further limit the Company's use of its operating loss and tax credit carryforwards.
A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State income taxes	6.6%	6.8%
Change in valuation allowance	(30.3)%	(29.8)%
Research and development and other credits	3.5%	3.2%
Permanent items	(0.7)%	(1.1)%
Other	—%	(0.1)%
Federal rate change	—%	—%
Effective income tax rate	0.1%	—%
The significant components of the Company’s net deferred tax assets consist of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$57,057	$38,544
Deferred revenue	751	2,878
Research and development and other credit carryforwards	21,546	18,573
Lease liability	4,370	4,443
Other	10,585	7,508
	94,309	71,946
Valuation allowance	(90,446)	(67,737)
Total deferred tax assets, net of valuation allowance	$3,863	$4,209
Deferred tax liabilities:
Fixed assets	$1,413	$1,681
Right of use asset	2,450	2,528
Gain deferred under installment method	—	—
Total deferred tax liabilities	$3,863	$4,209
Net deferred tax assets	$—	$—
Subject to the limitations described above and the impacts of the TCJA, as of December 31, 2020, the Company had gross federal net operating loss carryforwards of $220.8 million and state net operating loss carryforwards of $169.3 million available to reduce future taxable income, of which $54.8 million of the gross federal net operating loss carryforwards and $169.3 million of the state net operating loss carryforwards will expire at various dates beginning in 2034. Approximately $165.9 million of

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the federal net operating loss carryforwards will be carried forward indefinitely. The Company also had federal and state tax credit carryforwards of $16.8 million and $6.0 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2040.
Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the carryforward period. The Company currently has deferred tax assets in excess of its deferred tax liabilities, resulting in the Company having net deferred tax assets. The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its net deferred tax assets. As a result, the net deferred tax assets have been fully reserved as of December 31, 2020 and 2019.
As of December 31, 2020, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the statement of operations. As of December 31, 2020, the Company had no accrued interest related to uncertain tax positions.
The Company is currently open to examination under the statute of limitations by the IRS and state jurisdictions for the tax years ended 2017 through 2019. Carryforward tax attributes generated in years prior to 2017 may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
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

The Company received an improvement allowance from the landlord of approximately $5.0 million for certain permitted costs related to the design of the Company's improvements to the Premises, consisting of normal tenant improvements. The Company is deemed to be the owner of these tenant improvements during the lease term. These $5.0 million of improvements are included in the Company’s property, plant and equipment balances in its consolidated balance sheets as of December 31, 2020 and 2019 and are depreciated over the shorter of their useful life or the related lease term.

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

On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represented the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the remaining lease liability. As of December 31, 2020 and 2019, the Company had a long-term lease asset of $9.0 million and $9.3 million, respectively, recorded in its consolidated balance sheets.

The Company used an incremental borrowing rate of 13.08% to discount the remaining lease payments over the remaining lease term and recorded a lease liability of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of December 31, 2020 and 2019, the Company had a current lease liability of $0.9 million and $0.3 million, respectively, and a non-current lease liability of $15.1 million and $16.0 million, respectively, recorded in its consolidated balance sheets.

The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated statements of operations and comprehensive loss. For each of the years ended December 31, 2020 and 2019, the Company recognized $2.4 million in rent expense.
For the years ended December 31, 2020 and 2019, the Company paid rent of $2.4 million and $2.8 million, respectively. The year ended December 31, 2020 included two months of rent abatement according to the terms of the Lease. As a payment arising from an operating lease, the $2.4 million and $2.8 million is classified within operating activities in the consolidated statements of cash flows for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, the discount rate for the Lease was 13.08%, and the remaining lease term for the Premises was eight years and nine years, respectively.
Future minimum lease payments under the Company's non-cancelable operating leases as of December 31, 2020 were as follows:

Maturities of lease liabilities:	For the year ended December 31,
2021	$2,969
2022	3,058
2023	3,150
2024	3,244
2025	3,341
Thereafter	10,637
Total lease payments	$26,399
Less imputed interest	$(10,403)
Total	$15,996

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Due to the uncertainty associated with the occurrence of the underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of those development and regulatory milestones received to date, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of the ASC 606 transition date and as of December 31, 2020 and 2019, and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.

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

Contract assets

The Company did not have a contract asset as of December 31, 2020 or 2019.

Contract liabilities

As of December 31, 2020 and 2019, the Company had $2.8 million and $10.5 million, respectively, in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance, but currently constrained from recognition. Contract liabilities are presented as deferred revenue and classified as current or non-current based on the timing of

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
when the Company expects to recognize revenue. The $2.8 million in contract liabilities as of December 31, 2020 is related to a payment received from GSK that the Company will not recognize as revenue until all repayment obligations lapse. The $10.5 million in contract liabilities as of December 31, 2019 is related to the $2.8 million GSK payment and $7.7 million associated with the Company's previous collaboration with Celgene.

During the year ended December 31, 2020, the Company recognized $7.7 million in deferred revenue, which consisted of $6.4 million in deferred revenue upon the expiration of two licensing options under the Company's previous collaboration agreement with Celgene and $1.3 million in deferred revenue upon the satisfaction of obligations to perform research and development services and to supply nonclinical and clinical trial material in connection with the termination of the agreement with Celgene. The Company also recognized $78 thousand in patent reimbursement costs in connection with the termination of the agreement with Celgene. As of December 31, 2020, no further performance obligations remain outstanding from the revenue arrangement with Celgene.

Revenue arrangements
Vertex

On July 25, 2017, or the Vertex Closing Date, the Company completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex pursuant to the Vertex Agreement. The Company received $160.0 million in cash on the Vertex Closing Date, with $16.0 million initially held in escrow, which was released to the Company in February 2019. Additionally, upon the achievement of certain milestone events, Vertex has agreed to pay the Company an aggregate of up to $90.0 million.
As of December 31, 2018, the Vertex indemnification variable consideration represented a contract asset to be released from escrow 18 months following the Vertex Closing Date and was classified as a current asset in the accompanying consolidated balance sheet. In February 2019, the $16.0 million that had previously been held in escrow was released to the Company. Additionally, the variable consideration related to the regulatory milestone payments are fully constrained due to the uncertainty associated with the achievement of the respective milestones. Accordingly, no contract asset was recorded as of December 31, 2020 or 2019.
Processa

On October 4, 2017, the Company entered into an Option and License Agreement, or the Option, with Promet Therapeutics, LLC, or Promet, pursuant to which the Company granted Promet an option to obtain an exclusive license to CTP-499, now known as PCS-499, provided certain conditions were met. On October 5, 2017, Promet closed an asset purchase agreement with Heatwurx, Inc., a public company, creating Processa.

On March 19, 2018, the Company entered into an Amendment to the Option, or the Amendment, and a Securities Purchase Agreement with both Promet and Processa. Pursuant to the Amendment, the Company granted Promet, who then assigned to Processa, an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499. Upon transfer of the license and as consideration for the license, the Company received 2,090,301 shares of common stock of Processa. In December 2019, Processa implemented a reverse stock split, and the Company now owns 298,615 shares of common stock of Processa.

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

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities within the consolidated statements of operations and comprehensive loss.
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

For the year ended December 31, 2020, the Company recognized $18 thousand in revenue related to intellectual property cost reimbursements. For the year ended December 31, 2019, the Company recognized $34 thousand in revenue related to intellectual property cost reimbursements.

Cipla

The Company entered into the Cipla Agreement with Cipla on January 16, 2019, or the Cipla Closing Date, pursuant to which the Company granted Cipla an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-354. As consideration for the license, the Company received an upfront payment of $1.0 million.

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

The Company did not recognize revenue related to the Cipla Agreement for the year ended December 31, 2020. The Company recognized $1.0 million in revenue associated with the sale of existing inventory and the Transfer of License Performance Obligation for the year ended December 31, 2019.
13. Open Market Sale Agreement

On March 1, 2019, the Company entered into the ATM Agreement with Jefferies with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $50.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the ATM Agreement, and also has provided Jefferies with customary indemnification and contribution rights. In addition, the Company has agreed to reimburse certain legal expenses and fees incurred by Jefferies in connection with the offering up to a maximum of $50 thousand, in addition to certain ongoing disbursements of Jefferies' counsel.
During the year ended December 31, 2019, the Company sold 36,167 shares of its common stock pursuant to the ATM Agreement for net proceeds of $0.4 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Additionally, the Company incurred approximately $0.3 million related to legal, accounting and other fees in connection with the ATM Agreement.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On November 5, 2020, the Company entered into an amendment to the ATM Agreement with Jefferies to increase the aggregate offering price of Placement Shares that may be offered and sold pursuant to the ATM Agreement from up to $50.0 million to up to $100.0 million. During the year ended December 31, 2020, the Company sold 2,008,197 shares of its common stock pursuant to the ATM Agreement for net proceeds of $22.8 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. $0.5 million of the net proceeds from the shares sold in 2020 was classified as a receivable as of December 31, 2020. Additionally, the Company incurred approximately $0.3 million related to legal and accounting fees in connection with the ATM Agreement.
Subsequent to December 31, 2020, the Company sold additional shares under the ATM Agreement. For further details, see Note 18.
14. Sale of Common Stock and Pre-Funded Warrants
In January 2020, the Company sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share, which included the full exercise of the underwriters' option to purchase 982,863 additional shares of common stock. At the same time, the Company sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds to the Company from this offering was $70.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
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
15. 401(k) Retirement Plan
In January 2008, the Company established the Concert Pharmaceuticals 401(k) Retirement Plan, or the 401(k) Plan, in which substantially all of its permanent employees are eligible to contribute a percentage of base wages up to an amount not to exceed an annual statutory maximum. The Company matches 50% of the first 6% of an employee’s contributions, subject to statutory limits.

The Company made matching contributions under the 401(k) Plan of $0.4 million for each of the years ended December 31, 2020 and 2019.
16. Warrants to Purchase Redeemable Securities
On June 8, 2017, the Company entered into a Loan Agreement with Hercules Technology Growth Capital, Inc., or Hercules. In connection with entering into the Loan Agreement, the Company issued warrants, or the Warrants, to certain entities affiliated with Hercules, exercisable for an aggregate of 61,273 shares of the Company’s common stock at an exercise price of $12.24 per share. The Warrants have a five-year term that expires on June 8, 2022 and may be exercised on a cashless basis. The Warrants had a total relative fair value of $0.5 million upon issuance and were recorded as a debt discount.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, the Warrants were classified as equity and were initially measured at relative fair value. Subsequent changes to fair value will not be recognized so long as the instrument continues to be equity classified. To determine the relative fair value, the Company measured the fair value of the Warrants as of June 8, 2017 using the Black-Scholes-Merton option pricing model. The significant assumptions used in estimating the fair value of the Warrants include the volatility of the stock underlying the Warrants, risk-free interest rate and estimated life of the Warrants. The Company used the following weighted-average assumptions:

Expected volatility	73.71%
Expected term (in years)	5
Risk-free interest rate	1.75%
Expected dividend yield	—%

Consistent with the Company’s weighted-average assumptions used in determining the fair value of options in 2017, expected volatility was estimated using a weighted average of the Company's historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded.
17. Quarterly Financial Information (unaudited)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$7	$6,387	$1,501	$7
Operating expenses	18,658	19,519	20,861	21,511
Loss from operations	(18,651)	(13,132)	(19,360)	(21,504)
Other (expense) income, net	(1,826)	56	452	(886)
Income tax benefit	—	85	—	—
Net loss	$(20,477)	$(12,991)	$(18,908)	$(22,390)
Net loss per share - basic and diluted	$(0.70)	$(0.41)	$(0.60)	$(0.69)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$1,005	$49	$10	$13
Operating expenses	21,399	19,474	18,253	20,966
Loss from operations	(20,394)	(19,425)	(18,243)	(20,953)
Other (expense) income, net	(1,432)	757	1,058	466
Net loss	$(21,826)	$(18,668)	$(17,185)	$(20,487)
Net loss per share - basic and diluted	$(0.93)	$(0.78)	$(0.72)	$(0.86)

18. Subsequent Events
Subsequent to December 31, 2020, the Company sold an additional 165,323 shares of its common stock pursuant to the ATM Agreement for net proceeds of $2.0 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies.

On February 1, 2021, the Company announced that its Phase 2 trial to evaluate CTP-692 as an adjunctive treatment for schizophrenia did not meet the primary endpoint or other secondary endpoints. As a result, the Company has ceased development of CTP-692.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by Item 11 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2020, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)Financial Statements
Our consolidated financial statements are set forth in Part II, Item 8. of this Annual Report on Form 10-K and are incorporated herein by reference.

(2)Financial Statement Schedules
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)Exhibits

Exhibit number	Description

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2014)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2014)

3.3	Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2017)

3.4	Second Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2020)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2014)

4.2
Form of Warrant Agreement, dated as of June 8, 2017, issued to Hercules Technology II, L.P. and Hercules Technology III, L.P. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2017)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020)

4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2020)

10.1 #	Amended and Restated 2006 Stock Option and Grant Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on January 13, 2014)

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

10.8 #
Employment Agreement, dated as of October 31, 2018, by and between the Registrant and Roger D. Tung (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2020)

10.9 #
Form of Employment Agreement by and between the Registrant and each non-CEO executive officer (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2020)

10.10 #
Form of Indemnification Agreement by and between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on January 13, 2014)

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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2021.

CONCERT PHARMACEUTICALS, INC.

By:	/s/ Roger D. Tung, Ph.D.
Roger D. Tung, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger D. Tung, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Roger D. Tung, Ph.D.

/s/ Marc A. Becker	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
Marc A. Becker

/s/ Richard H. Aldrich	Chairman of the Board	February 25, 2021
Richard H. Aldrich

/s/ Thomas G. Auchincloss, Jr.	Director	February 25, 2021
Thomas G. Auchincloss, Jr.

/s/ Ronald W. Barrett, Ph.D.	Director	February 25, 2021
Ronald W. Barrett, Ph.D.

/s/ Jesper Høiland	Director	February 25, 2021
Jesper Høiland

/s/ Peter Barton Hutt	Director	February 25, 2021
Peter Barton Hutt

/s/ Wilfred E. Jaeger, M.D.	Director	February 25, 2021
Wilfred E. Jaeger, M.D.

/s/ Christine van Heek	Director	February 25, 2021
Christine van Heek