Form 10-Q
period 2021-03-31
CONCERT PHARMACEUTICALS, INC.
filed 2021-05-04
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 26, 2021: 32,173,778

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section in Part II, Item 1A. of this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business include the following:
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
The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.
CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$89,772	$77,202
Investments, available for sale	22,009	52,766
Marketable equity securities	3,255	1,969
Interest receivable	27	145
Accounts receivable	79	686
Income taxes receivable, current	2,346	2,346
Prepaid expenses and other current assets	6,367	7,610
Total current assets	123,855	142,724
Property and equipment, net	6,063	6,363
Restricted cash	1,157	1,157
Other assets	32	51
Operating lease right-of-use asset, long-term	8,884	8,968
Total assets	$139,991	$159,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$508	$230
Accrued expenses and other liabilities	6,811	9,017
Lease liability, current portion	984	931
Total current liabilities	8,303	10,178
Accrued expenses, net of current portion	108	108
Deferred revenue, long-term	2,750	2,750
Lease liability, net of current portion	14,791	15,065
Total liabilities	25,952	28,101
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 32,374,379 and 32,062,799 shares issued and 32,173,778 and 31,862,198 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	31	31
Additional paid-in capital	406,198	400,636
Accumulated other comprehensive loss	(74)	(58)
Accumulated deficit	(292,116)	(269,447)
Total stockholders’ equity	114,039	131,162
Total liabilities and stockholders’ equity	$139,991	$159,263
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
License and research and development revenue	$5	$7
Operating expenses:
Research and development	18,500	13,986
General and administrative	5,485	4,672
Total operating expenses	23,985	18,658
Loss from operations	(23,980)	(18,651)
Investment income	25	563
Unrealized gain (loss) on marketable equity securities	1,286	(2,389)
Net loss	$(22,669)	$(20,477)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, available for sale	(16)	523
Comprehensive loss	$(22,685)	$(19,954)

Net loss per share applicable to common stockholders - basic and diluted	$(0.67)	$(0.70)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	33,894	29,110
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2021
	Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2020	32,063	200	$31	$400,636	$(58)	$(269,447)	$131,162
Exercise of stock options	10	—	—	89	—	—	89
Release of restricted stock units	136	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	3,431	—	—	3,431
Proceeds from at-the-market offering, net of issuance costs	165	—	—	2,042	—	—	2,042
Net loss	—	—	—	—	—	(22,669)	(22,669)
Balance at March 31, 2021	32,374	200	$31	$406,198	$(74)	$(292,116)	$114,039

	Three Months Ended March 31, 2020
	Common Stock			Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2019	24,066	200	$24	$296,145	$(31)	$(194,681)	$101,457
Exercise of stock options	51	—	—	435	—	—	435
Unrealized gain on short-term investments	—	—	—	—	523	—	523
Stock-based compensation expense	—	—	—	2,477	—	—	2,477
Sale of common stock and pre-funded warrants, net of underwriters’ discount and costs	5,735	—	5	70,059	—	—	70,064
Net loss	—	—	—	—	—	(20,477)	(20,477)
Balance at March 31, 2020	29,852	200	$29	$369,116	$492	$(215,158)	$154,479
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(22,669)	$(20,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	392	408
Stock-based compensation expense	3,431	2,477
Accretion of premiums and discounts on investments	29	(80)
Unrealized (gain) loss on marketable equity securities	(1,286)	2,389
Non-cash lease expense	84	68
Changes in operating assets and liabilities:
Accounts receivable	74	71
Interest receivable	118	(168)
Prepaid expenses and other current assets	1,243	539
Other assets	19	14
Accounts payable	278	563
Accrued expenses and other liabilities	(2,206)	(3,932)
Operating lease liability	(221)	294
Net cash used in operating activities	(20,714)	(17,834)
Investing activities
Purchases of property and equipment	(92)	(112)
Purchases of investments	—	(93,417)
Maturities of investments	30,712	33,900
Net cash provided by (used in) investing activities	30,620	(59,629)
Financing activities
Proceeds from exercise of stock options	89	435
Proceeds from common stock and pre-funded warrants sold, net of underwriters’ discount and costs	—	70,064
Proceeds from at-the-market offering, net of issuance costs	2,575	—
Net cash provided by financing activities	2,664	70,499
Net increase (decrease) in cash and cash equivalents and restricted cash	12,570	(6,964)
Cash, cash equivalents and restricted cash at beginning of period	78,359	54,200
Cash, cash equivalents and restricted cash at end of period	$90,929	$47,236
Supplemental cash flow information:
Purchases of property and equipment unpaid at period end	$3	$—
Cash paid included in measurement of lease liabilities	$742	$244
Pre-funded stock warrants issued	$—	$16,736
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business

Concert Pharmaceuticals, Inc., or the Company, was incorporated on April 12, 2006 as a Delaware corporation and has its operations based in Lexington, Massachusetts. The Company is a clinical stage biopharmaceutical company that is developing small molecule drugs that it discovered through the application of its deuterated chemical entity platform, or DCE Platform®. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. As discussed in detail in the “Overview” section in Part I, Item 2. of this Quarterly Report on Form 10-Q, the Company’s most advanced product candidate is CTP-543, which it is evaluating in a Phase 3 clinical program for the treatment of alopecia areata, a serious autoimmune dermatological condition. The Company is also assessing a number of earlier-stage pipeline candidates.

Liquidity and Going Concern

As of March 31, 2021, the Company had cash, cash equivalents and investments of $111.8 million and net working capital of $115.6 million. The Company has incurred cumulative net losses of $292.1 million since inception and requires capital to continue future development activities. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has financed its operations primarily through the public offering and private placement of its equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. The Company expects its expenses to increase in connection with its ongoing activities, particularly as it conducts its Phase 3 clinical trials of CTP-543 in alopecia areata. For information regarding the Company’s recently completed equity financings, see Note 12.

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

Under Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the Company’s board of directors before the date that the financial statements are issued.

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

•raise funding through the sale of the Company’s common stock;
•raise funding through debt financing; and
•establish collaborations with potential partners to advance the Company’s product pipeline.

Based on the Company’s current operating plan, management believes that its current cash, cash equivalents and available-for-sale investments will allow the Company to meet its liquidity requirements through 2021. The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

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
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period.
The accompanying condensed consolidated financial statements reflect the accounts of the Company and its subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on February 25, 2021.
Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.
Use of Estimates and Summary of Significant Accounting Policies

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities and the Company’s ability to continue as a going concern. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition; prepaid and accrued research and development expenses; stock-based compensation expense; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
During the three months ended March 31, 2021, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Pending Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments-Credit Losses. This standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. As a smaller reporting company, ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-13 will have on its financial statements and related disclosures.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of March 31, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

	Level 1	Level 2	Level 3	Total
March 31, 2021
Cash equivalents:
Money market funds	$81,808	$—	$—	$81,808
Investments, available for sale:
U.S. Treasury obligations	9,007	—	—	9,007
Government agency securities	1,001	12,001	—	13,002
Marketable equity securities:
Corporate equity securities (Note 8)	3,255	—	—	3,255
Total	$95,071	$12,001	$—	$107,072

	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash equivalents:
Money market funds	$69,928	$—	$—	$69,928
Investments, available for sale:
U.S. Treasury obligations	25,528	—	—	25,528
Government agency securities	8,737	18,501	—	27,238
Marketable equity securities:
Corporate equity securities (Note 8)	1,969	—	—	1,969
Total	$106,162	$18,501	$—	$124,663

4. Cash, Cash Equivalents, Investments and Marketable Equity Securities
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available for sale and records them at fair value in the accompanying consolidated balance sheets. Unrealized gains or losses from equity securities are included in net income. Unrealized gains or losses from other investments, including debt securities, are included in accumulated other comprehensive (loss) income. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.
Cash, cash equivalents, available for sale investments and marketable equity securities included the following as of March 31, 2021 and December 31, 2020:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021
Cash		$7,964	$—	$—	$7,964
Money market funds		81,808	—	—	81,808
Cash and cash equivalents		$89,772	$—	$—	$89,772

U.S. Treasury obligations	57 days	$9,006	$1	$—	$9,007
Government agency securities	47 days	13,000	2	—	13,002
Investments, available for sale		$22,006	$3	$—	$22,009

March 31, 2021		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)		$10,451	$—	$(7,196)	$3,255

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
Cash		$7,274	$—	$—	$7,274
Money market funds		69,928	—	—	69,928
Cash and cash equivalents		$77,202	$—	$—	$77,202

U.S. Treasury obligations	70 days	$25,523	$5	$—	$25,528
Government agency securities	82 days	27,225	13	—	27,238
Investments, available for sale		$52,748	$18	$—	$52,766

December 31, 2020		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)		$10,451	$—	$(8,482)	$1,969
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The Company classifies all investments as current assets, as these assets are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2021 and 2020, there were no realized gains or losses on sales of investments, and no investments were adjusted other than for temporary declines in fair value.

5. Restricted Cash
Restricted cash as of March 31, 2021 and 2020 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts. For additional information regarding the Company’s lease, refer to Note 11. Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$89,772	$46,079
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$90,929	$47,236

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued professional fees and other	$566	$709
Employee compensation and benefits	978	3,690
Research and development expenses	5,267	4,618
Accrued expenses and other liabilities	$6,811	$9,017

Employee compensation and benefits, net of current portion	$108	$108
Accrued expenses and other liabilities, net of current portion	$108	$108

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2021, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2021 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit relating to this period.

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2020. Under ASU 2019-12, the Company, having a full valuation and a loss in continuing operations, will no longer include the impacts of items in other comprehensive income in determining intra-period allocation of tax expense for continuing operations. Under ASU 2019-12, the Company can apply this change to intra-period tax allocation on a prospective basis. For the three months ended March 31, 2021, the Company applied the tax allocation rules of ASU 2019-12 to the $16 thousand of unrealized losses on available for sale investments recognized in other comprehensive income, which did not have a material impact on the consolidated financial statements or related disclosures.

8. Revenue

The Company’s revenue is generated through collaborative licensing agreements, patent assignments and sales of intellectual property. The Company generates its revenue through one segment. The revenue recognized under each of the Company’s arrangements during the current and prior periods is described below.
Contract Assets
The Company did not have a contract asset as of March 31, 2021 or December 31, 2020.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Liabilities
As of March 31, 2021 and December 31, 2020, the Company had $2.8 million in contract liabilities related to variable consideration paid in advance but currently constrained from recognition. The $2.8 million of contract liabilities consisted of deferred revenue related to a payment received from GlaxoSmithKline that the Company will not recognize as revenue until all repayment obligations lapse.
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

Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities in the condensed consolidated statements of operations and comprehensive loss.
The Amendment contains consideration that is variable based on royalties upon the customer’s commercial success with the licensed product. The consideration related to royalty payments is considered variable consideration that is fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Processa and the Company has a present right to payment.
For the three months ended March 31, 2020, the Company recognized $1 thousand in revenue related to intellectual property cost reimbursements. For the three months ended March 31, 2021, the Company did not recognize revenue related to intellectual property cost reimbursements.

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of March 31, 2021, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant, a vesting period of one, three or four years, and an expiration date no later than ten years from the date of grant.
Effective January 1, 2021, an additional 1,274,487 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of March 31, 2021, there were 1,413,116 shares of common stock available for future awards under the 2014 Plan.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended March 31,
	2021	2020
Research and development	$1,851	$1,255
General and administrative	1,580	1,222
Total stock-based compensation expense	$3,431	$2,477
Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting. The weighted-average fair value of options granted in the three months ended March 31, 2021 and 2020 reflect the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected volatility	69.71%	68.19%
Expected term	6.0 years	6.0 years
Risk-free interest rate	0.54%	1.47%
Expected dividend yield	—%	—%
The following table provides certain information related to the Company’s outstanding stock options:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands, except per share data)
Weighted-average fair value of options granted, per option	$7.87	$6.67
Aggregate grant date fair value of options vested during the period	$2,066	$2,184
Total cash received from exercises of stock options	$89	$435
Total intrinsic value of stock options exercised	$42	$93

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the three months ended March 31, 2021:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2020	4,652,870	$14.48
Granted	734,011	$12.85
Exercised	(10,130)	$8.80
Forfeited or expired	(10,541)	$13.33
Outstanding at March 31, 2021	5,366,210	$14.27	6.77	$123
Exercisable at March 31, 2021	3,470,478	$14.56	5.67	$123
Vested and expected to vest at March 31, 2021 (1)	5,213,393	$14.31	6.70	$123
(1)Represents the number of vested stock option shares as of March 31, 2021, plus the number of unvested stock option shares that the Company estimated as of March 31, 2021 would vest, based on the unvested stock option shares as of March 31, 2021 and an estimated forfeiture rate of 6%.

As of March 31, 2021, there was $15.0 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.6 years.

Restricted Stock Units

On August 15, 2019, or the 2019 RSU grant date, the Company granted 0.4 million RSUs, or the 2019 RSUs, to certain executives and employees. All of the 2019 RSUs are service-based and vest ratably over two years. 35% of the 2019 RSUs vested on the first anniversary of the 2019 RSU grant date, and the remainder will vest on the second anniversary of the 2019 RSU grant date.

On February 14, 2020, or the 2020 RSU grant date, the Company granted 0.4 million RSUs, or the 2020 RSUs, to executives and employees. All of the 2020 RSUs are service-based and vest ratably over three years, with one third of the 2020 RSUs vesting on each anniversary of the 2020 RSU grant date through February 14, 2023.

On January 5, 2021, or the 2021 RSU grant date, the Company granted 0.3 million RSUs, or the 2021 RSUs, to executives and employees. All of the 2021 RSUs are service-based and vest ratably over three years, with one third of the 2021 RSUs vesting on each anniversary of the 2021 RSU grant date through January 5, 2024.

RSUs are not included in issued and outstanding common stock until the shares have vested and settled. As of March 31, 2021, 0.1 million of the 2019 RSUs and 0.1 million of the 2020 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock on the date of grant.
The following is a summary of RSU activity for the three months ended March 31, 2021:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2020	661,033	$10.64
Granted	302,525	$13.07
Released	(136,127)	$10.87
Forfeited	(5,555)	$11.30
Outstanding at March 31, 2021	821,876	$11.49
As of March 31, 2021, there was $7.4 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Loss Per Share
Basic net loss per common share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of stock options and RSUs as common stock equivalents. The weighted-average common shares outstanding as of March 31, 2021 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with a public offering that closed in January 2020. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of loss per share for each period presented.

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands, except per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(22,669)	$(20,477)

Denominator:
Weighted-average shares outstanding - basic and diluted	33,894	29,110

Net loss per share applicable to common stockholders - basic and diluted	$(0.67)	$(0.70)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share*:
Stock options	5,366	4,633
Restricted stock units	822	799
Warrants	61	61
*For the three months ended March 31, 2021, the Company has presented "Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share" to include all stock equivalents that could potentially dilute basic earnings per share. The Company has corrected the presentation for the three months ended March 31, 2020 and has concluded that this change is not material to the current or any prior period financial statements.

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
The Company recorded a liability for the Lease of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of March 31, 2021, the Company had a current lease liability of $1.0 million and a non-current lease liability of $14.8 million recorded in its condensed consolidated balance sheets.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of March 31, 2021, the Company had a long-term lease asset of $8.9 million recorded in its condensed consolidated balance sheets.
The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2021, the Company recognized $0.6 million in lease expense.
For the three months ended March 31, 2021, the Company paid $0.7 million in rent. As a payment arising from an operating lease, the $0.7 million is classified within operating activities in the condensed consolidated statements of cash flows.
For the three months ended March 31, 2021 and 2020, the weighted-average remaining lease term was 7.75 years and 8.75 years, respectively, and the weighted-average discount rate was 13.08%.

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
On November 5, 2020, the Company entered into an amendment to the ATM Agreement with Jefferies to increase the aggregate offering price of Placement Shares that may be offered and sold pursuant to the ATM Agreement from up to $50.0 million to up to $100.0 million. However, on March 7, 2021, the Company’s ability to further use the first $50.0 million expired. As a result, from March 7, 2021 onward, the Company may only offer and sell up to an additional $50.0 million pursuant to the ATM Agreement.
During the year ended December 31, 2019, the Company sold 36,167 shares of its common stock pursuant to the ATM Agreement for net proceeds of $0.4 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Additionally, the Company incurred approximately $0.3 million during the year ended December 31, 2019 related to legal, accounting and other fees in connection with the ATM Agreement.
During the year ended December 31, 2020, the Company sold 2,008,197 shares of its common stock pursuant to the ATM Agreement for net proceeds of $22.8 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Additionally, the Company incurred approximately $0.3 million during the year ended December 31, 2020 related to legal, accounting and other fees in connection with the ATM Agreement.
During the three months ended March 31, 2021, the Company sold 165,323 shares of its common stock pursuant to the ATM Agreement for net proceeds of $2.0 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Cash provided by financing activities for the three months ended March 31, 2021 includes $0.5 million in net proceeds from sales pursuant to the ATM Agreement that had been classified as a receivable as of December 31, 2020.

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

OVERVIEW
We are a clinical stage biopharmaceutical company that is developing small molecule drugs that we discovered through the application of our DCE Platform. Selective incorporation of deuterium into known molecules has the potential, on a case-by-case basis, to provide better pharmacokinetic or metabolic properties, thereby enhancing their clinical safety, tolerability or efficacy. Our most advanced product candidate is CTP-543, which we are evaluating in a Phase 3 clinical program for the treatment of alopecia areata, a serious autoimmune dermatological condition. We are also assessing a number of earlier-stage pipeline candidates.

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
Clinical Development of CTP-543
We have completed multiple Phase 2 clinical trials of CTP-543 for the treatment of moderate to severe alopecia areata to support the advancement of the program into Phase 3 development. In September 2019, we announced results from a Phase 2 double-blind, randomized, dose-ranging trial to evaluate three sequential doses of CTP-543 (4, 8 and 12 mg twice-daily) and a placebo control in 149 patients with moderate to severe alopecia areata. Patients treated with either 8 mg twice-daily or 12 mg twice-daily doses of CTP-543 met the primary efficacy endpoint with statistically significant differences (p <0.001) relative to placebo in the percentage of patients achieving a ≥ 50% relative change from baseline at 24 weeks. The 8 mg twice-daily and 12 mg twice-daily dose groups were also significantly different from placebo in the number of patients achieving ≥ 75% and ≥ 90% relative change in Severity of Alopecia Tool, or SALT, score between baseline at 24 weeks. A numerically but not statistically greater percentage of patients treated with the 4 mg twice-daily dose of CTP-543 met the primary efficacy endpoint. At 24 weeks, patients treated with 8 mg twice-daily and 12 mg twice-daily doses compared to placebo also rated significantly greater improvement in their alopecia areata on the Patient Global Impression of Improvement Scale. Treatment with CTP-543 was generally well tolerated. The most common side effects in the 8 mg or 12 mg twice-daily dose groups were headache, nasopharyngitis, upper respiratory tract infection, acne, nausea and low-density lipoprotein increase. One serious adverse event of facial cellulitis was reported in the 12 mg twice-daily dose group as possibly related to treatment; however, after a brief interruption, treatment continued and this patient completed the trial. No thromboembolic events were reported during the trial.
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

In addition, we completed two Phase 2 clinical trials evaluating twice-daily dosing of CTP-543 compared to once-daily dosing of CTP-543. Based on the findings from those trials, we are utilizing the 8 mg twice-daily and 12 mg twice-daily doses in our ongoing clinical development program for CTP-543.
We conducted an end of Phase 2 meeting with the FDA in March 2020 and initiated a Phase 3 clinical trial of CTP-543, THRIVE-AA1, in November 2020. The THRIVE-AA1 trial is a double-blind, randomized, placebo-controlled clinical trial of CTP-543 to evaluate hair regrowth using the SALT score after 24 weeks of dosing in approximately 700 adult patients with moderate to severe alopecia areata. The trial will evaluate 8 mg and 12 mg twice-daily doses of CTP-543 compared to placebo at sites in the United States, Canada and Europe. We expect to report topline results from the THRIVE-AA1 trial in 2022. We expect to begin a second Phase 3 clinical trial of CTP-543, THRIVE-AA2, in the second quarter of 2021.
Eligible patients from our efficacy and safety studies with CTP-543 may also enroll in an open label, long-term extension study that we are conducting.
CTP-692
CTP-692 is a deuterated form of D-serine, an endogenous amino acid that is a co-agonist of the NMDA receptor. On February 1, 2021, we announced that our Phase 2 clinical trial to evaluate CTP-692 as an adjunctive treatment for schizophrenia did not meet the primary endpoint or other secondary endpoints. As a result, we have ceased development of CTP-692.
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
For example, in February 2012, we entered into a development and license agreement with Avanir Pharmaceuticals, Inc., or Avanir, a subsidiary of Otsuka Pharmaceuticals Co., Ltd. for the worldwide rights to develop, manufacture and commercialize AVP-786. AVP-786 is a combination of deudextromethorphan hydrobromide (d6-DM) and quinidine sulfate (Q), a CYP2D6 inhibitor, being investigated for the treatment of neurologic and psychiatric disorders. In 2019, Avanir completed two Phase 3 clinical trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 clinical trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. Three additional Phase 3 clinical trials and an open label, long-term extension study for Alzheimer’s agitation are ongoing. Additionally, Avanir is conducting a Phase 2/3 clinical trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia. Under our agreement with Avanir, we received an upfront payment of $2.0 million and have received milestone payments of $6.0 million. We are eligible to earn up to $37.0 million in regulatory and commercial launch milestone payments with respect to AVP-786 and up to $125.0 million in sales-based milestone payments. Avanir is also required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country.
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
LIQUIDITY AND GOING CONCERN

As of March 31, 2021, we had cash, cash equivalents and investments of $111.8 million and net working capital of $115.6 million. We have incurred cumulative net losses of $292.1 million since our inception and require capital to continue future development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct the Phase 3 clinical trials of CTP-543 in alopecia areata. For information regarding our recently completed equity financings, see Note 12 in the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of our plans sufficiently alleviates the substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the our board of directors before the date that the financial statements are issued.
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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, or cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $292.1 million since inception through March 31, 2021 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements.

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
•the performance of our collaborators;
•our ability to manufacture any of our product candidates that we are developing or may develop in the future; and
•the expense and success of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including potential claims that we infringe other parties’ intellectual property.

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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents. In both 2021 and 2020, we incurred expenses for intellectual property matters related to CTP-543.

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
Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of March 31, 2021, we forecast an ordinary pre-tax loss for the year ended December 31, 2021 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three months ended March 31, 2021.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.

There have been no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.
PENDING AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Discussion of the three months ended March 31, 2021
The following table summarizes our results of operations for the three months ended March 31, 2021.

Three Months Ended March 31,
(Amounts in thousands)	2021
Revenue:
License and research and development revenue	$5
Operating expenses:
Research and development	18,500
General and administrative	5,485
Total operating expenses	23,985
Loss from operations	(23,980)
Investment income	25
Unrealized gain on marketable equity securities	1,286
Net loss	$(22,669)
License and research and development revenue
Total revenue was $5 thousand for the three months ended March 31, 2021. The revenue recognized for the three months ended March 31, 2021 was from intellectual property cost reimbursements.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2021, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

Three Months Ended March 31,
(Amounts in thousands)	2021
CTP-543 external expenses	$9,015
CTP-692 external expenses	1,902
External expenses for other programs	290
Employee and contractor-related expenses	5,894
Facility and other expenses	1,399
Total research and development expenses	$18,500
Research and development expenses were $18.5 million for the three months ended March 31, 2021. CTP-543 expenses primarily related to clinical development, including the Phase 3 clinical trial that we initiated in November 2020. CTP-543 expenses increased by $6.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the ongoing Phase 3 clinical trial. CTP-692 expenses decreased by $2.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the cessation of development activities following the results of the Phase 2 clinical trial. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses for the three months ended March 31, 2021 increased by $0.8 million compared to the three months ended March 31, 2020 and consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.
General and administrative expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2021.

Three Months Ended March 31,
(Amounts in thousands)	2021
Employee salaries and benefits	$3,104
External professional service expenses	1,310
Facility, technology and other expenses	995
Depreciation and amortization	76
Total general and administrative expenses	$5,485
General and administrative expenses increased by $0.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in external professional service expenses and non-cash stock-based compensation expense.
Investment income
Investment income was $25 thousand for the three months ended March 31, 2021 and consisted of interest income earned on cash equivalents and investments.
Unrealized gain on marketable equity securities
Unrealized gain on marketable equity securities was $1.3 million for the three months ended March 31, 2021. The unrealized gain on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Discussion of the three months ended March 31, 2020
The following table summarizes our results of operations for the three months ended March 31, 2020.

Three Months Ended March 31,
(Amounts in thousands)	2020
Revenue:
License and research and development revenue	$7
Operating expenses:
Research and development	13,986
General and administrative	4,672
Total operating expenses	18,658
Loss from operations	(18,651)
Investment income	563
Unrealized loss on marketable equity securities	(2,389)
Net loss	$(20,477)
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

Three Months Ended March 31,
(Amounts in thousands)	2020
CTP-543 external expenses	$2,930
CTP-692 external expenses	4,308
External expenses for other programs	344
Employee and contractor-related expenses	5,056
Facility and other expenses	1,348
Total research and development expenses	$13,986
Research and development expenses were $14.0 million for the three months ended March 31, 2020. CTP-543 expenses primarily related to clinical development, including multiple Phase 2 clinical trials. CTP-692 expenses were primarily attributable to the Phase 2 clinical trial. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.

General and administrative expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2020.

Three Months Ended March 31,
(Amounts in thousands)	2020
Employee salaries and benefits	$2,709
External professional service expenses	888
Facility, technology and other expenses	1,000
Depreciation and amortization	75
Total general and administrative expenses	$4,672
Investment income
Investment income was $0.6 million for the three months ended March 31, 2020 and consisted of interest income earned on cash equivalents and investments.
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

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of March 31, 2021, we had an accumulated deficit of $292.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources.
As of March 31, 2021, we had cash, cash equivalents and investments of $111.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
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
In March 2019, we entered into the ATM Agreement with Jefferies. As of March 31, 2021, we had sold 2,209,687 shares of our common stock pursuant to the ATM Agreement for net proceeds of $25.2 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies.
In June 2015, we received a one-time payment of $50.2 million from Auspex Pharmaceuticals, Inc., or Auspex, pursuant to a patent assignment agreement between us and Auspex. We became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva Pharmaceutical Industries Ltd. in May 2015.
In July 2017, we completed the transaction contemplated by our Asset Purchase Agreement with Vertex, or the Vertex Agreement. We received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to us in February 2019.
Management does not believe that our cash, cash equivalents and investments of $111.8 million as of March 31, 2021 are sufficient to fund our current operating plan for at least twelve months after the issuance of this Quarterly Report on Form 10-Q. Based on our current operating plan, we anticipate having sufficient capital to fund our operations through 2021. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations after the current capital resources are exhausted, about which there can be no certainty, raises substantial doubt about our ability to continue as a going concern. The interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(20,714)	$(17,834)
Investing activities	30,620	(59,629)
Financing activities	2,664	70,499
Net increase (decrease) in cash and cash equivalents and restricted cash	$12,570	$(6,964)
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the three months ended March 31, 2021, our operating activities used cash of $20.7 million as compared to cash used by operating activities of $17.8 million during the three months ended March 31, 2020. Cash used in operating activities during both the three months ended March 31, 2021 and 2020 was primarily driven by our development activities associated with CTP-543 and CTP-692.
Investing activities. Net cash used in or provided by investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. Net cash provided by maturities of investments for the three months ended March 31, 2021 and 2020 was $30.7 million and $33.9 million, respectively. Net cash used in purchases of investments for the three months ended March 31, 2020 was $93.4 million. There were no purchases of investments for the three months ended March 31, 2021. Purchases of fixed assets for each of the three months ended March 31, 2021 and 2020 were $0.1 million.
Financing activities. During the three months ended March 31, 2021 and 2020, our financing activities provided cash of $2.7 million and $70.5 million, respectively. The cash provided by financing activities during the three months ended March 31, 2021 was attributable to the $2.6 million in proceeds from our at-the-market offering program and $0.1 million in proceeds from the exercise of stock options. The cash provided by financing activities during the three months ended March 31, 2020 was attributable to the $70.1 million in proceeds from our January 2020 public offering of common stock and pre-funded warrants and $0.4 million in proceeds from the exercise of stock options.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act and are not required to provide the information required by this Item.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We believe that the COVID-19 pandemic may also have an impact on the clinical trials of our collaborators. For instance, AVP-786 is being developed under a collaboration with Avanir. Screening and enrollment in ongoing AVP-786 clinical trials were temporarily paused due to restrictions associated with the COVID-19 pandemic, but have since resumed. As a result, our collaborators’ timelines to complete clinical trials may be delayed.
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
•Health regulatory agencies globally have experienced disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have had slower response times or been under resourced. It is unknown how long these disruptions may continue. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.
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
As of March 31, 2021, we had an accumulated deficit of $292.1 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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

Based on our current operating plan, we believe that our cash, cash equivalents and investments as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through 2021. However, without significant changes to our current operating plan or raising additional capital, there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.
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
Based on our current operating plan, we believe that our cash, cash equivalents and investments as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through 2021. Our estimate as to how long we expect our cash, cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
For example, in February 2021, we announced that our Phase 2 clinical trial to evaluate CTP-692 as an adjunctive treatment for schizophrenia did not meet the primary endpoint or other secondary endpoints. As a result, we have ceased development of CTP-692.
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

For instance, AVP-786 is being developed under a collaboration with Avanir. In 2019, Avanir completed two Phase 3 clinical trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 clinical trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type in a number of ongoing Phase 3 clinical trials. Additionally, Avanir is conducting a Phase 2/3 clinical trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia. However, given the results of Avanir’s second Phase 3 clinical trial of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type, there is no guarantee that any future trials of AVP-786 will meet their primary or key secondary endpoints.

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
•criminal or unauthorized misuse of computer systems may result in disruption to our, or our partners’ or vendors’, clinical trials, nonclinical activities or manufacturing, or may compromise data from our, or our partners’ or vendors’, clinical or nonclinical studies;
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
•the COVID-19 pandemic may impact the FDA's or comparable foreign regulatory authorities’ ability to continue its normal operations;
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
Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with current Good Clinical Practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs.
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
In addition, in October 2020, Incyte filed a PGR petition with the PTAB challenging the validity of our U.S. Patent No. 10,561,659, or the '659 patent. The '659 patent covers methods of treating hair loss, including alopecia areata, with certain doses of CTP-543. We filed our response in February 2021 and expect the PTAB to make a decision on whether to institute the PGR by mid-May 2021. We intend to vigorously defend the '659 patent.
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
Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products by submitting abbreviated new drug applications, or ANDAs, to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. In certain territories, losses to an infringing product may not be sufficiently great to justify the costs of challenging the infringer and asserting our rights. In some situations, governments have allowed or enabled the sale of competing products that infringe a company’s intellectual property. Thus, even if we have valid and nominally enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad, including challenges through the PTO’s PGR proceedings. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.
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
For example, CTP-543 is a deuterated analog of ruxolitinib. Incyte owns patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also owns a U.S. patent that broadly claims deuterated analogs of ruxolitinib. On June 27, 2017, we filed a PGR with the PTAB seeking to invalidate all claims of Incyte’s U.S. patent that covers deuterated analogs of ruxolitinib. In January 2018, the PTAB did not grant our petition to challenge the validity of Incyte’s patent. In May 2018, our request for reconsideration was denied.
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
Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be inspected by the FDA after we submit a new drug application, or NDA, and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not directly control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers fail to consistently manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, or if they unacceptably deviate from standard operating procedures in the production of our product candidates, they will not be able to secure the applicable approval for or a regulatory authority may find deficiencies with their manufacturing facilities. If deficiencies are found at these facilities or if these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate.
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
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.
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
The development and commercialization of new drug products is highly competitive. We expect that we, and our collaborators, will face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or they, may seek to develop or commercialize in the future. Specifically, there are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of autoimmune disorders. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that attain preferred reimbursement by payors or are more effective, simpler to use, have fewer or more tolerable side effects or are less costly than any product candidates that we are currently developing or that we may develop or acquire, or which are marketed more effectively, which could render our product candidates obsolete and noncompetitive.
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
•Transparency Requirements. Federal transparency laws require certain manufacturers of covered drugs to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and
•Analogous State and Foreign Laws. Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
In addition, as of April 26, 2021, there were 6,188,086 shares subject to outstanding options and restricted stock units under our equity compensation plans, all of which shares are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of April 26, 2021, there were 1,861,273 shares subject to outstanding warrants to purchase common stock, 1,800,000 shares of which are registered under the Securities Act. The remaining 61,273 shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.

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

Item 6.Exhibits.

Exhibit number	Description
31.1*	Principal Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Principal Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Principal Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date:	May 4, 2021	By:	/s/ Marc A. Becker

Marc A. Becker Chief Financial Officer (Principal Financial Officer)