Form 10-Q
period 2021-06-30
CONCERT PHARMACEUTICALS, INC.
filed 2021-08-05
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2021: 32,173,778

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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.
CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$122,399	$77,202
Investments, available for sale	—	52,766
Marketable equity securities	2,446	1,969
Interest receivable	1	145
Deferred offering costs	15	—
Accounts receivable	240	686
Income taxes receivable, current	—	2,346
Prepaid expenses and other current assets	7,882	7,610
Total current assets	132,983	142,724
Property and equipment, net	5,752	6,363
Restricted cash	1,157	1,157
Other assets	21	51
Operating lease right-of-use asset, long-term	8,792	8,968
Total assets	$148,705	$159,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$230
Accrued expenses and other liabilities	7,631	9,017
Lease liability, current portion	1,039	931
Total current liabilities	8,670	10,178
Accrued expenses, net of current portion	62	108
Deferred revenue, long-term	2,750	2,750
Lease liability, net of current portion	14,507	15,065
Total liabilities	25,989	28,101
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 32,374,379 and 32,062,799 shares issued and 32,173,778 and 31,862,198 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	31	31
Additional paid-in capital	409,452	400,636
Accumulated other comprehensive loss	(76)	(58)
Accumulated deficit	(286,691)	(269,447)
Total stockholders’ equity	122,716	131,162
Total liabilities and stockholders’ equity	$148,705	$159,263
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
License and research and development revenue	$17	$6,387	$22	$6,394
Other revenue	32,000	—	32,000	—
Total revenue	32,017	6,387	32,022	6,394
Operating expenses:
Research and development	20,184	14,788	38,684	28,774
General and administrative	5,614	4,731	11,099	9,403
Total operating expenses	25,798	19,519	49,783	38,177
Income (loss) from operations	6,219	(13,132)	(17,761)	(31,783)
Investment income	15	355	40	918
Unrealized (loss) gain on marketable equity securities	(809)	(299)	477	(2,688)
Income (loss) before income taxes	5,425	(13,076)	(17,244)	(33,553)
Income tax benefit	—	(85)	—	(85)
Net income (loss)	$5,425	$(12,991)	$(17,244)	$(33,468)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, available for sale	(2)	(316)	(18)	207
Comprehensive income (loss)	$5,423	$(13,307)	$(17,262)	$(33,261)

Net income (loss) attributable to common stockholders - basic and diluted	5,415	(12,991)	(17,244)	(33,468)

Net income (loss) per share applicable to common stockholders - basic and diluted	$0.16	$(0.41)	$(0.51)	$(1.11)

Weighted-average number of common shares used in net income (loss) per share applicable to common stockholders:
Basic	33,974	31,455	33,934	30,283
Diluted	34,083	31,455	33,934	30,283
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2021
	Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2020	32,063	200	$31	$400,636	$(58)	$(269,447)	$131,162
Exercise of stock options	10	—	—	89	—	—	89
Release of restricted stock units	136	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	3,431	—	—	3,431
Proceeds from at-the-market offering, net of issuance costs	165	—	—	2,042	—	—	2,042
Net loss	—	—	—	—	—	(22,669)	(22,669)
Balance at March 31, 2021	32,374	200	$31	$406,198	$(74)	$(292,116)	$114,039
Unrealized loss on short-term investments	—	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	3,254	—	—	3,254
Net income	—	—	—	—	—	5,425	5,425
Balance at June 30, 2021	32,374	200	$31	$409,452	$(76)	$(286,691)	$122,716

	Six Months Ended June 30, 2020
	Common Stock			Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2019	24,066	200	$24	$296,145	$(31)	$(194,681)	$101,457
Exercise of stock options	51	—	—	435	—	—	435
Unrealized gain on short-term investments	—	—	—	—	523	—	523
Stock-based compensation expense	—	—	—	2,477	—	—	2,477
Sale of common stock and pre-funded warrants, net of underwriters’ discount and costs	5,735	—	5	70,059	—	—	70,064
Net loss	—	—	—	—	—	(20,477)	(20,477)
Balance at March 31, 2020	29,852	200	$29	$369,116	$492	$(215,158)	$154,479
Exercise of stock options	27	—	—	109	—	—	109
Unrealized loss on short-term investments	—	—	—	—	(316)	—	(316)
Stock-based compensation expense	—	—	—	2,804	—	—	2,804
Net loss	—	—	—	—	—	(12,991)	(12,991)
Balance at June 30, 2020	29,879	200	$29	$372,029	$176	$(228,149)	$144,085
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(17,244)	$(33,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	785	805
Stock-based compensation expense	6,685	5,281
Accretion of premiums and discounts on investments	35	(114)
Unrealized (gain) loss on marketable equity securities	(477)	2,688
Loss on disposal of asset	—	4
Non-cash lease expense	176	133
Changes in operating assets and liabilities:
Accounts receivable	(87)	22
Deferred offering costs	—	(30)
Interest receivable	144	16
Prepaid expenses and other current assets	(272)	170
Other assets	30	27
Accounts payable	(230)	(529)
Accrued expenses and other liabilities	(1,481)	(1,184)
Income taxes receivable	2,346	(88)
Deferred revenue	—	(6,370)
Operating lease liability	(450)	113
Net cash used in operating activities	(10,040)	(32,524)
Investing activities
Purchases of property and equipment	(140)	(126)
Purchases of investments	—	(145,152)
Maturities of investments	52,713	81,245
Net cash provided by (used in) investing activities	52,573	(64,033)
Financing activities
Proceeds from exercise of stock options	89	544
Proceeds from common stock and pre-funded warrants sold, net of underwriters’ discount and costs	—	70,064
Proceeds from at-the-market offering, net of issuance costs	2,575	—
Net cash provided by financing activities	2,664	70,608
Net increase (decrease) in cash, cash equivalents and restricted cash	45,197	(25,949)
Cash, cash equivalents and restricted cash at beginning of period	78,359	54,200
Cash, cash equivalents and restricted cash at end of period	$123,556	$28,251
Supplemental cash flow information:
Purchases of property and equipment unpaid at period end	$36	$—
Public offering costs unpaid at period end	$15	$13
Cash paid included in measurement of lease liabilities	$1,484	$965
Pre-funded stock warrants issued	$—	$16,736
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

Liquidity and Going Concern

As of June 30, 2021, the Company had cash and cash equivalents of $122.4 million and net working capital of $124.3 million. The Company has incurred cumulative net losses of $286.7 million since inception and requires capital to continue future development activities. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has financed its operations primarily through the public offering and private placement of its equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. The Company expects its expenses to increase in connection with its ongoing activities, particularly as it conducts its Phase 3 clinical trials of CTP-543 in alopecia areata. For information regarding the Company’s recently completed equity financings, see Note 12.

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

Based on the Company’s current operating plan, management believes that its current cash and cash equivalents will allow the Company to meet its liquidity requirements into the second quarter of 2022. The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

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
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period.
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
During the six months ended June 30, 2021, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of June 30, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

	Level 1	Level 2	Level 3	Total
June 30, 2021
Cash equivalents:
Money market funds	$118,845	$—	$—	$118,845
Marketable equity securities:
Corporate equity securities (Note 8)	2,446	—	—	2,446
Total	$121,291	$—	$—	$121,291

	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash equivalents:
Money market funds	$69,928	$—	$—	$69,928
Investments, available for sale:
U.S. Treasury obligations	25,528	—	—	25,528
Government agency securities	8,737	18,501	—	27,238
Marketable equity securities:
Corporate equity securities (Note 8)	1,969	—	—	1,969
Total	$106,162	$18,501	$—	$124,663

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
Cash, cash equivalents, available for sale investments and marketable equity securities included the following as of June 30, 2021 and December 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2021
Cash	$3,554	$—	$—	$3,554
Money market funds	118,845	—	—	118,845
Cash and cash equivalents	$122,399	$—	$—	$122,399

June 30, 2021	Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)	$10,451	$—	$(8,005)	$2,446

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
Cash		$7,274	$—	$—	$7,274
Money market funds		69,928	—	—	69,928
Cash and cash equivalents		$77,202	$—	$—	$77,202

U.S. Treasury obligations	70 days	$25,523	$5	$—	$25,528
Government agency securities	82 days	27,225	13	—	27,238
Investments, available for sale		$52,748	$18	$—	$52,766

December 31, 2020		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)		$10,451	$—	$(8,482)	$1,969
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

5. Restricted Cash
Restricted cash as of June 30, 2021 and 2020 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts. For additional information regarding the Company’s lease, refer to Note 11. Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$122,399	$27,094
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$123,556	$28,251

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued professional fees and other	$705	$709
Employee compensation and benefits	1,691	3,690
Research and development expenses	5,235	4,618
Accrued expenses and other liabilities	$7,631	$9,017

Employee compensation and benefits, net of current portion	$62	$108
Accrued expenses and other liabilities, net of current portion	$62	$108

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2021, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2021 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit relating to this period. During the six months ended June 30, 2020, the Company recorded a benefit for income taxes of $85 thousand for interest accrued in a prior period under the installment sales method for the sale of CTP-656 to Vertex Pharmaceuticals, Inc., or Vertex.

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2020. Under ASU 2019-12, the Company, having a full valuation and a loss in continuing operations, will no longer include the impacts of items in other comprehensive income in determining intra-period allocation of tax expense for continuing operations. Under ASU 2019-12, the Company can apply this change to intra-period tax allocation on a prospective basis. For the six months ended June 30, 2021, the Company applied the tax allocation rules of ASU 2019-12 to the $18 thousand of unrealized losses on available for sale investments recognized in other comprehensive income, which did not have a material impact on the consolidated financial statements or related disclosures.

8. Revenue

The Company’s revenue is generated through collaborative licensing agreements, patent assignments, intellectual property sales and asset sales. The Company generates its revenue through one segment. The revenue recognized under each of the Company’s arrangements during the current and prior periods is described below.
Contract Assets
The Company did not have a contract asset as of June 30, 2021 or December 31, 2020.
Contract Liabilities
As of June 30, 2021 and December 31, 2020, the Company had $2.8 million in contract liabilities related to variable consideration paid in advance but currently constrained from recognition. The $2.8 million of contract liabilities consisted of deferred revenue related to a payment received from GlaxoSmithKline that the Company will not recognize as revenue until all repayment obligations lapse.
Revenue Arrangements
Vertex

In July 2017, the Company completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex. Pursuant to the Asset Purchase Agreement with Vertex, or the Vertex Agreement, the Company received $160.0 million in cash upon closing. Additionally, upon the achievement of certain milestone events, Vertex agreed to pay the Company an aggregate of up to $90.0 million, or the Milestone Obligation.
In May 2021, the Company entered into an amendment to the Vertex Agreement, or the Vertex Amendment. Pursuant to the Vertex Amendment, Vertex paid the Company $32.0 million in cash in exchange for the removal of the Milestone Obligation.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the Vertex Amendment, the Company is not entitled to receive any further payments pursuant to the Vertex Agreement.

The Vertex Amendment changes the future obligations due from Vertex under the Vertex Agreement and was therefore treated as a contract modification. Since the Vertex Amendment does not provide for any new distinct goods and services, and the single performance obligation related to the arrangement was previously satisfied, the Company recognized the $32.0 million payment from Vertex as Other Revenue during the three months ended June 30, 2021.

Previously, the variable consideration related to the Milestone Obligation was considered fully constrained due to the uncertainty associated with the achievement of the milestones. Pursuant to the Vertex Amendment, Vertex is no longer obligated to make these future milestone payments, and as a result, they are no longer considered variable consideration. There are no performance obligations or variable consideration remaining associated with the Vertex Agreement.

Processa

On October 4, 2017, the Company entered into an Option and License Agreement, or the Option, with Promet Therapeutics, LLC, or Promet, pursuant to which the Company granted Promet an option to obtain an exclusive license to CTP-499, a deuterated analog of 1-(S)-5-hydroxyhexyl-3,7-dimethylxanthine, or HDX, an active metabolite of pentoxifylline, provided certain conditions were met. On October 5, 2017, Promet closed an asset purchase with Heatwurx, Inc., a public company, creating Processa Pharmaceuticals, Inc., or Processa.

On March 19, 2018, the Company entered into an amendment to the Option, or the Promet Amendment, and a Securities Purchase Agreement with both Promet and Processa. Pursuant to the Promet Amendment, the Company granted Promet, who then assigned to Processa, an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499, now known as PCS-499. Upon transfer of the license and as consideration for the license, the Company received 2,090,301 shares of common stock of Processa. In December 2019, Processa implemented a reverse stock split, and the Company now owns 298,615 shares of common stock of Processa.
The Company is also eligible to receive royalties on worldwide net sales.
The Promet Amendment contained one performance obligation: an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499. The Company determined that the transaction price was $10.5 million, which was based on the fair value of the non-cash consideration received on March 19, 2018, which consisted of 2,090,301 shares of publicly traded common stock of Processa. The transaction price of $10.5 million was allocated to the single performance obligation. The performance obligation was considered satisfied at contract inception, as the exclusive license transferred control to the customer at this point in time. Accordingly, revenue of $10.5 million was recognized during the first quarter of 2018.
Subsequent changes to the fair value of the underlying securities are recognized as unrealized gains or losses on marketable equity securities in the condensed consolidated statements of operations and comprehensive loss.
The Promet Amendment contains consideration that is variable based on royalties upon the customer’s commercial success with the licensed product. The consideration related to royalty payments is considered variable consideration that is fully constrained in accordance with the royalty recognition constraint. The variable consideration related to royalties will be recognized in the period the products are sold by Processa and the Company has a present right to payment.
For the six months ended June 30, 2021 and June 30, 2020, the Company recognized $9 thousand and $10 thousand, respectively, in revenue related to intellectual property cost reimbursements.

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of June 30, 2021, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant, a vesting period of one, three or four years, and an expiration date no later than ten years from the date of grant. The Company has granted performance-based and service-based RSUs with a vesting period of one, two or three years.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective January 1, 2021, an additional 1,274,487 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of June 30, 2021, there were 1,171,989 shares of common stock available for future awards under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,745	$1,416	$3,596	$2,671
General and administrative	1,509	1,388	3,089	2,610
Total stock-based compensation expense	$3,254	$2,804	$6,685	$5,281

Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting. The weighted-average fair value of options granted in the three and six months ended June 30, 2021 and 2020 reflect the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	70.57%	71.00%	69.83%	68.58%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	0.94%	0.42%	0.59%	1.33%
Expected dividend yield	—%	—%	—%	—%
The following table provides certain information related to the Company’s outstanding stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands, except per share data)
Weighted-average fair value of options granted, per option	$2.66	$5.68	$7.17	$6.54
Aggregate grant date fair value of options vested during the period	$2,110	$2,051	$4,176	$4,236
Total cash received from exercises of stock options	$—	$109	$89	$544
Total intrinsic value of stock options exercised	$—	$190	$42	$283

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the six months ended June 30, 2021:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2020	4,652,870	$14.48
Granted	848,543	$11.69
Exercised	(10,130)	$8.80
Forfeited or expired	(41,762)	$14.09
Outstanding at June 30, 2021	5,449,521	$14.06	6.43	$64
Exercisable at June 30, 2021	3,675,958	$14.60	5.42	$64
Vested and expected to vest at June 30, 2021 (1)	5,296,782	$14.11	6.36	$64
(1)Represents the number of vested stock option shares as of June 30, 2021, plus the number of unvested stock option shares that the Company estimated as of June 30, 2021 would vest, based on the unvested stock option shares as of June 30, 2021 and an estimated forfeiture rate of 7%.

As of June 30, 2021, there was $12.7 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.4 years.

Restricted Stock Units
During the six months ended June 30, 2021, the Company granted 0.5 million RSUs to executives, employees and directors. RSUs are not included in issued and outstanding common stock until the shares have vested and settled. The fair value of an RSU is measured based on the market price of the underlying common stock on the date of grant.
The following is a summary of RSU activity for the six months ended June 30, 2021:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2020	661,033	$10.64
Granted	486,643	$9.74
Released	(136,127)	$10.87
Forfeited	(31,857)	$10.93
Outstanding at June 30, 2021	979,692	$10.15

As of June 30, 2021, there was $6.5 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 1.4 years.

10. Income (Loss) Per Share
The Company has 61,273 outstanding warrants issued in connection with a 2017 Loan and Security Agreement with Hercules Capital, Inc. that are deemed to be participating securities. Accordingly, the Company applied the two-class method to calculate basic and diluted net earnings per share of common stock for the three months ended June 30, 2021. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The two-class method was not applied for the six months ended June 30, 2021 or the three and six months ended June 30, 2020, as the Company’s participating securities do not have any obligation to absorb net losses.
Basic net income (loss) per common share is calculated by dividing net income (loss) allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. The weighted-average common shares outstanding as of June 30, 2021 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with a public offering that closed in January 2020.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For periods with net income, diluted net earnings per share is calculated by either (i) adjusting the weighted-average shares outstanding for the dilutive effect of common stock equivalents, including warrants, stock options and RSUs outstanding for the period as determined using the treasury stock method or (ii) the two-class method considering common stock equivalents, whichever is more dilutive. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of income (loss) per share for each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Amounts in thousands, except per share amounts)
Basic Earnings Per Share:
Numerator:
Net income (loss)	$5,425	$(12,991)	$(17,244)	$(33,468)
Income attributable to participating securities - basic	10	—	—	—
Income (loss) attributable to common stockholders - basic	$5,415	$(12,991)	$(17,244)	$(33,468)

Denominator:
Weighted-average shares outstanding	33,974	31,455	33,934	30,283
Net income (loss) per share applicable to common stockholders - basic	$0.16	$(0.41)	$(0.51)	$(1.11)

Diluted Earnings Per Share:
Numerator:
Net income (loss)	$5,425	$(12,991)	$(17,244)	$(33,468)
Income attributable to participating securities - diluted	10	—	—	—
Income (loss) attributable to common stockholders - diluted	$5,415	$(12,991)	$(17,244)	$(33,468)

Denominator:
Weighted-average shares outstanding	33,974	31,455	33,934	30,283

Dilutive impact from:
Stock options	15	—	—	—
Restricted stock units	94	—	—	—
Weighted-average shares outstanding - diluted	34,083	31,455	33,934	30,283
Net income (loss) per share applicable to common stockholders - diluted	$0.16	$(0.41)	$(0.51)	$(1.11)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share*:
Stock options	5,435	4,691	5,450	4,691
Restricted stock units	886	799	980	799
Warrants	—	61	61	61
*For the three and six months ended June 30, 2021, the Company has presented "Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share" to include all stock equivalents that could potentially

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

dilute basic income (loss) per share. The Company has corrected the presentation for the three and six months ended June 30, 2020 and has concluded that this change is not material to the current or any prior period financial statements.

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
The Company recorded a liability for the Lease of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of June 30, 2021, the Company had a current lease liability of $1.0 million and a non-current lease liability of $14.5 million recorded in its condensed consolidated balance sheets.
On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of June 30, 2021, the Company had a long-term lease asset of $8.8 million recorded in its condensed consolidated balance sheets.
The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021, the Company recognized $1.2 million in lease expense.
For the six months ended June 30, 2021, the Company paid $1.5 million in rent. As a payment arising from an operating lease, the $1.5 million is classified within operating activities in the condensed consolidated statements of cash flows.
For the six months ended June 30, 2021 and 2020, the weighted-average remaining lease term was 7.5 years and 8.5 years, respectively, and the weighted-average discount rate was 13.08%.

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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, the Company incurred approximately $0.3 million during the year ended December 31, 2020 related to legal, accounting and other fees in connection with the ATM Agreement.
During the six months ended June 30, 2021, the Company sold 165,323 shares of its common stock pursuant to the ATM Agreement for net proceeds of $2.0 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Cash provided by financing activities for the six months ended June 30, 2021 includes $0.5 million in net proceeds from sales pursuant to the ATM Agreement that had been classified as a receivable as of December 31, 2020.

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
We conducted an end of Phase 2 meeting with the FDA in March 2020 and initiated the CTP-543 Phase 3 clinical program in November 2020, beginning with the THRIVE-AA1 trial. The THRIVE-AA1 trial is a double-blind, randomized, placebo-controlled clinical trial of CTP-543 to evaluate hair regrowth using the SALT score after 24 weeks of dosing in approximately 700 adult patients with moderate to severe alopecia areata. The trial will evaluate 8 mg and 12 mg twice-daily doses of CTP-543 compared to placebo at sites in the United States, Canada and Europe. We expect to report topline results from the THRIVE-AA1 trial in the first half of 2022.
In May 2021, we initiated the THRIVE-AA2 trial, which is our second planned Phase 3 clinical trial of CTP-543. The THRIVE-AA2 trial is a double-blind, randomized, placebo-controlled clinical trial of CTP-543 to evaluate hair regrowth using the SALT score after 24 weeks of dosing in approximately 440 adult patients with moderate to severe alopecia areata. The trial will evaluate 8 mg and 12 mg twice-daily doses of CTP-543 compared to placebo at sites in the United States, Canada and Europe. We expect to report topline results from the THRIVE-AA2 trial in the second half of 2022.
Eligible patients from our efficacy and safety studies with CTP-543 may also enroll in an open label, long-term extension study that we are conducting. In July 2021, we provided an update on this study showing that, relative to our Phase 2 clinical trials of CTP-543, hair regrowth using the SALT score was maintained or improved in the great majority of patients through one year of continuous dosing with 12 mg twice-daily of CTP-543.
Additional clinical trials are ongoing to support the filing of a new drug application, or NDA, which is currently planned for early 2023.
We are also exploring a once-daily, modified release formulation of CTP-543 for potential future development.
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

ASSET PURCHASE AGREEMENT WITH VERTEX PHARMACEUTICALS FOR CTP-656
In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex. Pursuant to the Vertex Agreement, we received $160.0 million in cash. Additionally, upon the achievement of certain milestone events, Vertex agreed to pay us an aggregate of up to $90.0 million.

In May 2021, we entered into the Vertex Amendment, pursuant to which Vertex paid us $32.0 million in cash in exchange for the removal of the Milestone Obligation. As a result of the Vertex Amendment, we are not entitled to receive any further payments pursuant to the Vertex Agreement.
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
LIQUIDITY AND GOING CONCERN

As of June 30, 2021, we had cash and cash equivalents of $122.4 million and net working capital of $124.3 million. We have incurred cumulative net losses of $286.7 million since our inception and require capital to continue future development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct the Phase 3 clinical trials of CTP-543 in alopecia areata. For information regarding our recently completed equity financings, see Note 12 in the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of our plans sufficiently alleviates the substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the board of directors before the date that the financial statements are issued.
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

Based on our current operating plan, we believe that our current cash and cash equivalents will allow us to meet our liquidity requirements into the second quarter of 2022. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand and our dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.
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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, or cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $286.7 million since inception through June 30, 2021 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements.

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
The terms of these agreements may include one or more of the following types of payments: non-refundable license fees, payments for research and development activities, payments based on the achievement of specified milestones, payment of license exercise or option fees relating to product candidates and royalties on any net product sales. To date, we have received non-refundable upfront payments, several milestone payments, payments for research and development services provided to our collaborators, a change in control payment pursuant to a patent assignment agreement and payments for the sale of an asset. However, we have not yet earned any license exercise or option fees, sales-based milestone payments or royalty revenue as a result of product sales.
In the future, we will seek to generate revenue from a combination of product sales and milestone payments and royalties on product sales in connection with our current collaborations or other collaborations we may enter into.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, investor relations, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense, director compensation, professional fees for accounting and legal services and expenses associated with obtaining and maintaining patents. In both 2021 and 2020, we incurred expenses for intellectual property matters related to CTP-543.

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
Unrealized (loss) gain on marketable equity securities
Unrealized (loss) gain on marketable equity securities consists of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of June 30, 2021, we forecast an ordinary pre-tax loss for the year ended December 31, 2021 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three months ended June 30, 2021.
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

RESULTS OF OPERATIONS
Discussion of the three and six months ended June 30, 2021
The following table summarizes our results of operations for the three and six months ended June 30, 2021.

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in thousands)	2021	2021
Revenue:
License and research and development revenue	$17	$22
Other revenue	32,000	32,000
Total revenue	32,017	32,022
Operating expenses:
Research and development	20,184	38,684
General and administrative	5,614	11,099
Total operating expenses	25,798	49,783
Net income (loss) from operations	6,219	(17,761)
Investment income	15	40
Unrealized (loss) gain on marketable equity securities	(809)	477
Net income (loss)	$5,425	$(17,244)
Revenue
Total revenue was $32.0 million for the three and six months ended June 30, 2021, which was primarily attributable to the $32.0 million in cash received from Vertex in exchange for the removal of the Milestone Obligation.
Research and development expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2021, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in thousands)	2021	2021
CTP-543 external expenses	$13,109	$22,124
CTP-692 external expenses	150	2,052
External expenses for other programs	278	568
Employee and contractor-related expenses	5,288	11,182
Facility and other expenses	1,359	2,758
Total research and development expenses	$20,184	$38,684
Research and development expenses were $20.2 million and $38.7 million for the three and six months ended June 30, 2021, respectively. CTP-543 expenses primarily related to clinical development, including the first Phase 3 clinical trial that we initiated in November 2020 and the second Phase 3 clinical trial that we initiated in May 2021. CTP-543 expenses increased by $9.5 million and $15.6 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, primarily due to the two ongoing Phase 3 clinical trials. CTP-692 expenses decreased by $4.8 million and $7.2 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, due to the cessation of development activities following the results of the Phase 2 clinical trial. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses for the three and six months ended June 30, 2021 increased by $0.6 million and $1.4 million compared to the three and six months ended June 30, 2020, respectively, and consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.
General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2021.

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in thousands)	2021	2021
Employee salaries and benefits	$2,955	$6,059
External professional service expenses	1,540	2,850
Facility, technology and other expenses	1,042	2,037
Depreciation and amortization	77	153
Total general and administrative expenses	$5,614	$11,099
General and administrative expenses increased by $0.9 million and $1.7 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, primarily due to an increase in external professional service expenses and non-cash stock-based compensation expense.
Investment income
Investment income was $15 thousand and $40 thousand for the three and six months ended June 30, 2021, respectively, and consisted of interest income earned on cash equivalents and investments.
Unrealized (loss) gain on marketable equity securities
Unrealized loss on marketable equity securities was $0.8 million and unrealized gain on marketable equity securities was $0.5 million for the three and six months ended June 30, 2021, respectively. The unrealized (loss) gain on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
License and research and development revenue

Total revenue was $6.4 million for the three and six months ended June 30, 2020, which was primarily attributable to the expiration of two licensing options under our collaboration agreement with Celgene Corporation.
Research and development expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2020, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in thousands)	2020	2020
CTP-543 external expenses	$3,626	$6,556
CTP-692 external expenses	4,951	9,259
External expenses for other programs	151	495
Employee and contractor-related expenses	4,728	9,784
Facility and other expenses	1,332	2,680
Total research and development expenses	$14,788	$28,774
Research and development expenses were $14.8 million and $28.8 million for the three and six months ended June 30, 2020, respectively. CTP-543 expenses primarily related to clinical development, including preparations for the first Phase 3 clinical trial, which was initiated in November 2020. CTP-692 expenses were primarily attributable to the Phase 2 clinical trial. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.

General and administrative expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2020.

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in thousands)	2020	2020
Employee salaries and benefits	$2,688	$5,397
External professional service expenses	998	1,886
Facility, technology and other expenses	970	1,970
Depreciation and amortization	75	150
Total general and administrative expenses	$4,731	$9,403
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

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of June 30, 2021, we had an accumulated deficit of $286.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources.
As of June 30, 2021, we had cash and cash equivalents of $122.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market mutual funds consisting of U.S. government-backed securities.
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
In March 2019, we entered into the ATM Agreement with Jefferies. As of June 30, 2021, we had sold 2,209,687 shares of our common stock pursuant to the ATM Agreement for net proceeds of $25.2 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies.
In June 2015, we received a one-time payment of $50.2 million from Auspex Pharmaceuticals, Inc., or Auspex, pursuant to a patent assignment agreement between us and Auspex. We became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva Pharmaceutical Industries Ltd. in May 2015.
In July 2017, we completed the asset sale contemplated by the Vertex Agreement and received $160.0 million in cash. In May 2021, we entered into the Vertex Amendment and received an additional $32.0 million in cash.
Management does not believe that our cash and cash equivalents of $122.4 million as of June 30, 2021 are sufficient to fund our current operating plan for at least twelve months after the issuance of this Quarterly Report on Form 10-Q. Based on our current operating plan, we anticipate having sufficient capital to fund our operations into the second quarter of 2022. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations after the current capital resources are exhausted, about which there can be no certainty, raises substantial doubt about our ability to continue as a going concern. The interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
(Amounts in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(10,040)	$(32,524)
Investing activities	52,573	(64,033)
Financing activities	2,664	70,608
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,197	$(25,949)
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the six months ended June 30, 2021, our operating activities used cash of $10.0 million as compared to cash used by operating activities of $32.5 million during the six months ended June 30, 2020. Cash used in operating activities during both the six months ended June 30, 2021 and 2020 was primarily driven by our development activities associated with CTP-543 and CTP-692. Cash used in operating activities during the six months ended June 30, 2021 includes $32.0 million in cash received from Vertex in exchange for the removal of the Milestone Obligation.
Investing activities. Net cash used in or provided by investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. Net cash provided by maturities of investments for the six months ended June 30, 2021 and 2020 was $52.7 million and $81.2 million, respectively. Net cash used in purchases of investments for the six months ended June 30, 2020 was $145.2 million. There were no purchases of investments for the six months ended June 30, 2021. Purchases of fixed assets for each of the six months ended June 30, 2021 and 2020 were $0.1 million.
Financing activities. During the six months ended June 30, 2021 and 2020, our financing activities provided cash of $2.7 million and $70.6 million, respectively. The cash provided by financing activities during the six months ended June 30, 2021 was attributable to the $2.6 million in proceeds from our at-the-market offering program and $0.1 million in proceeds from the exercise of stock options. The cash provided by financing activities during the six months ended June 30, 2020 was attributable to the $70.1 million in proceeds from our January 2020 public offering of common stock and pre-funded warrants and $0.5 million in proceeds from the exercise of stock options.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we do not have any additional committed external sources of funds. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the issuance of securities with rights senior to those of our common stock. We may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required by this Item.

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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Health regulatory agencies globally have experienced disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have had slower response times or been under resourced. It is unknown how long these disruptions may continue. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and, in May 2021, announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.
The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy. We will continue to monitor the situation closely.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never sustain profitability.
As of June 30, 2021, we had an accumulated deficit of $286.7 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, an asset sale and other arrangements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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

Based on our current operating plan, we believe that our cash, cash equivalents and investments as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. However, without significant changes to our current operating plan or raising additional capital, there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.

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
In any event, our existing cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from various factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
Based on our current operating plan, we believe that our cash, cash equivalents and investments as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. Our estimate as to how long we expect our cash, cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. We do not have any committed external source of funds, other than potential milestone payments and royalties under our existing license agreements, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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
We may also become involved in opposition, derivation, reexamination, post grant review, or PGR, inter partes review, or IPR, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the Patent Trial and Appeal Board, or PTAB, instituted an IPR brought against our U.S. Patent No. 9,249,149, or the '149 patent, by Incyte Corporation, or Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the U.S. Court of Appeals for the Federal Circuit, or Federal Circuit, granted our motion to vacate and remand the PTAB final written decision in light of the Federal Circuit ruling on the Constitution’s Appointments Clause in Arthrex, Inc. v. Smith & Nephew, Inc. The Director of the Patent and Trademark Office, or PTO, sought review of both Arthrex and the decision in our case in the Supreme Court. In June 2021, the Supreme Court decided that the remedy for a violation of the Appointments Clause should not be a hearing before a new panel of PTAB judges, but a remand to the PTO to allow the Director to consider whether to modify the decision of the PTAB. The Supreme Court remanded our case to the Federal Circuit in light of that decision. We now have the option to request a remand to the Director of the PTO. The '149 patent remains valid and enforceable during any period while the IPR is being reconsidered by the Director and until any appeals by us have been exhausted, including appeals from any future decision by the Director to invalidate the '149 patent.
In addition, in May 2021, the PTAB instituted a PGR brought against our U.S. Patent No. 10,561,659, or the '659 patent, by Incyte. The '659 patent covers methods of treating hair loss, including alopecia areata, with certain doses of CTP-543. We expect the PTAB to issue a final written decision in connection with the PGR by May 2022. We intend to vigorously defend the '149 and '659 patents.
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
In addition, as of July 31, 2021, there were 6,416,031 shares subject to outstanding options and RSUs under our equity compensation plans, all of which shares are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of July 31, 2021, there were 1,861,273 shares subject to outstanding warrants to purchase common stock, 1,800,000 shares of which are registered under the Securities Act. The remaining 61,273 shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.

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
10.1
Amendment to Asset Purchase Agreement, dated as of May 17, 2021, by and among the Registrant, Vertex Pharmaceuticals (Europe) Limited, as Buyer, and Vertex Pharmaceuticals Incorporated, as Guarantor (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 17, 2021)

31.1*	Principal Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Principal Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Principal Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date:	August 5, 2021	By:	/s/ Marc A. Becker

Marc A. Becker Chief Financial Officer (Principal Financial Officer)