Form 10-Q
period 2021-09-30
CONCERT PHARMACEUTICALS, INC.
filed 2021-11-09
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 5, 2021: 34,659,815

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
•Even if we, or our collaborators, obtain marketing approvals for our product candidates, the approved labeling may include significant safety warnings or use limitations, which could adversely affect the degree of market acceptance.
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.
CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$103,664	$77,202
Investments, available for sale	—	52,766
Marketable equity securities	2,559	1,969
Interest receivable	—	145
Deferred offering costs	42	—
Accounts receivable	476	686
Income taxes receivable, current	—	2,346
Prepaid expenses and other current assets	6,167	7,610
Total current assets	112,908	142,724
Property and equipment, net	5,441	6,363
Restricted cash	1,157	1,157
Other assets	10	51
Operating lease right-of-use asset, long-term	8,692	8,968
Total assets	$128,208	$159,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$584	$230
Accrued expenses and other liabilities	10,341	9,017
Lease liability, current portion	1,096	931
Total current liabilities	12,021	10,178
Accrued expenses, net of current portion	62	108
Deferred revenue, long-term	2,750	2,750
Lease liability, net of current portion	14,213	15,065
Total liabilities	29,046	28,101
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 32,607,416 and 32,062,799 shares issued and 32,406,815 and 31,862,198 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	31	31
Additional paid-in capital	412,576	400,636
Accumulated other comprehensive loss	(76)	(58)
Accumulated deficit	(313,369)	(269,447)
Total stockholders’ equity	99,162	131,162
Total liabilities and stockholders’ equity	$128,208	$159,263
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
License and research and development revenue	$4	$1,501	$26	$7,895
Other revenue	539	—	32,539	—
Total revenue	543	1,501	32,565	7,895
Operating expenses:
Research and development	21,876	16,347	60,560	45,121
General and administrative	5,462	4,514	16,561	13,917
Total operating expenses	27,338	20,861	77,121	59,038
Loss from operations	(26,795)	(19,360)	(44,556)	(51,143)
Investment income	4	183	44	1,101
Unrealized gain (loss) on marketable equity securities	113	269	590	(2,419)
Loss before income taxes	(26,678)	(18,908)	(43,922)	(52,461)
Income tax benefit	—	—	—	(85)
Net loss	$(26,678)	$(18,908)	$(43,922)	$(52,376)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, available for sale	—	(141)	(18)	66
Comprehensive loss	$(26,678)	$(19,049)	$(43,940)	$(52,310)

Net loss per share applicable to common stockholders - basic and diluted	$(0.78)	$(0.60)	$(1.29)	$(1.71)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	34,090	31,547	33,987	30,707
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2021
	Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2020	32,063	200	$31	$400,636	$(58)	$(269,447)	$131,162
Exercise of stock options	10	—	—	89	—	—	89
Release of restricted stock units	136	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	3,431	—	—	3,431
Proceeds from at-the-market offering, net of issuance costs	165	—	—	2,042	—	—	2,042
Net loss	—	—	—	—	—	(22,669)	(22,669)
Balance at March 31, 2021	32,374	200	$31	$406,198	$(74)	$(292,116)	$114,039
Unrealized loss on short-term investments	—	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	3,254	—	—	3,254
Net income	—	—	—	—	—	5,425	5,425
Balance at June 30, 2021	32,374	200	$31	$409,452	$(76)	$(286,691)	$122,716
Release of restricted stock units	233	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,124	—	—	3,124
Net loss	—	—	—	—	—	(26,678)	(26,678)
Balance at September 30, 2021	32,607	200	$31	$412,576	$(76)	$(313,369)	$99,162

	Nine Months Ended September 30, 2020
	Common Stock			Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity
	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2019	24,066	200	$24	$296,145	$(31)	$(194,681)	$101,457
Exercise of stock options	51	—	—	435	—	—	435
Unrealized gain on short-term investments	—	—	—	—	523	—	523
Stock-based compensation expense	—	—	—	2,477	—	—	2,477
Sale of common stock and pre-funded warrants, net of underwriters’ discount and costs	5,735	—	5	70,059	—	—	70,064
Net loss	—	—	—	—	—	(20,477)	(20,477)
Balance at March 31, 2020	29,852	200	$29	$369,116	$492	$(215,158)	$154,479
Exercise of stock options	27	—	—	109	—	—	109
Unrealized loss on short-term investments	—	—	—	—	(316)	—	(316)
Stock-based compensation expense	—	—	—	2,804	—	—	2,804
Net loss	—	—	—	—	—	(12,991)	(12,991)
Balance at June 30, 2020	29,879	200	$29	$372,029	$176	$(228,149)	$144,085
Exercise of stock options	4	—	—	13	—	—	13
Release of restricted stock units	136	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	(141)	—	(141)
Stock-based compensation expense	—	—	—	2,895	—	—	2,895
Net loss	—	—	—	—	—	(18,908)	(18,908)
Balance at September 30, 2020	30,019	200	$29	$374,937	$35	$(247,057)	$127,944
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(43,922)	$(52,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,153	1,208
Stock-based compensation expense	9,809	8,176
Amortization (accretion) of premiums (discounts) on investments	35	(39)
Unrealized (gain) loss on marketable equity securities	(590)	2,419
Loss on disposal of asset	5	4
Non-cash lease expense	276	206
Changes in operating assets and liabilities:
Accounts receivable	(323)	(58)
Deferred offering costs	—	(52)
Interest receivable	145	(54)
Prepaid expenses and other current assets	1,443	(1,702)
Income taxes receivable	2,346	(32)
Other assets	41	24
Accounts payable	354	(615)
Accrued expenses and other liabilities	1,239	(2,061)
Deferred revenue	—	(7,783)
Operating lease liability	(687)	(74)
Net cash used in operating activities	(28,676)	(52,809)
Investing activities
Purchases of property and equipment	(239)	(185)
Purchases of investments	—	(156,670)
Maturities of investments	52,713	119,675
Net cash provided by (used in) investing activities	52,474	(37,180)
Financing activities
Proceeds from exercise of stock options	89	557
Proceeds from common stock and pre-funded warrants sold, net of underwriters’ discount and costs	—	70,064
Proceeds from at-the-market offering, net of issuance costs	2,575	—
Net cash provided by financing activities	2,664	70,621
Net increase (decrease) in cash, cash equivalents and restricted cash	26,462	(19,368)
Cash, cash equivalents and restricted cash at beginning of period	78,359	54,200
Cash, cash equivalents and restricted cash at end of period	$104,821	$34,832
Supplemental cash flow information:
Public offering costs unpaid at period end	$41	$87
Cash paid included in measurement of lease liabilities	$2,227	$1,685
Pre-funded stock warrants issued	$—	$16,736
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

Liquidity and Going Concern

As of September 30, 2021, the Company had cash and cash equivalents of $103.7 million and net working capital of $100.9 million. The Company has incurred cumulative net losses of $313.4 million since inception and requires capital to continue future development activities. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has financed its operations primarily through the public offering and private placement of its equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. The Company expects its expenses to increase in connection with its ongoing activities, particularly as it conducts its Phase 3 clinical trials of CTP-543 in alopecia areata. For information regarding the Company’s recently completed equity financings, see Note 12.

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

Based on the Company’s current operating plan, management believes that its current cash and cash equivalents, including the net proceeds of the financing that the Company completed on November 5, 2021, will allow the Company to meet its liquidity requirements into the fourth quarter of 2022. The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

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
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period.
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
During the nine months ended September 30, 2021, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of September 30, 2021 and December 31, 2020 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

	Level 1	Level 2	Level 3	Total
September 30, 2021
Cash equivalents:
Money market funds	$95,847	$—	$—	$95,847
Marketable equity securities:
Corporate equity securities (Note 8)	2,559	—	—	2,559
Total	$98,406	$—	$—	$98,406

	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash equivalents:
Money market funds	$69,928	$—	$—	$69,928
Investments, available for sale:
U.S. Treasury obligations	25,528	—	—	25,528
Government agency securities	8,737	18,501	—	27,238
Marketable equity securities:
Corporate equity securities (Note 8)	1,969	—	—	1,969
Total	$106,162	$18,501	$—	$124,663

4. Cash, Cash Equivalents, Investments and Marketable Equity Securities
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available for sale and records them at fair value in the accompanying consolidated balance sheets. Unrealized gains or losses from equity securities are included in net income. Unrealized gains or losses from other investments, including debt securities, are included in accumulated other comprehensive loss. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.
Cash, cash equivalents, available for sale investments and marketable equity securities included the following as of September 30, 2021 and December 31, 2020:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021
Cash	$7,817	$—	$—	$7,817
Money market funds	95,847	—	—	95,847
Cash and cash equivalents	$103,664	$—	$—	$103,664

September 30, 2021	Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)	$10,451	$—	$(7,892)	$2,559

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
Cash		$7,274	$—	$—	$7,274
Money market funds		69,928	—	—	69,928
Cash and cash equivalents		$77,202	$—	$—	$77,202

U.S. Treasury obligations	70 days	$25,523	$5	$—	$25,528
Government agency securities	82 days	27,225	13	—	27,238
Investments, available for sale		$52,748	$18	$—	$52,766

December 31, 2020		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities (Note 8)		$10,451	$—	$(8,482)	$1,969
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

5. Restricted Cash
Restricted cash as of September 30, 2021 and 2020 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts. For additional information regarding the Company’s lease, refer to Note 11. Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$103,664	$33,675
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$104,821	$34,832

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued professional fees and other	$603	$709
Employee compensation and benefits	2,402	3,690
Research and development expenses	7,336	4,618
Accrued expenses and other liabilities	$10,341	$9,017

Employee compensation and benefits, net of current portion	$62	$108
Accrued expenses and other liabilities, net of current portion	$62	$108

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

The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2021, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2021 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit relating to this period. During the nine months ended September 30, 2020, the Company recorded a benefit for income taxes of $85 thousand for interest accrued in a prior period under the installment sales method for the sale of CTP-656 to Vertex Pharmaceuticals, Inc., or Vertex.

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2020. Under ASU 2019-12, the Company, having a full valuation and a loss in continuing operations, will no longer include the impacts of items in other comprehensive income in determining intra-period allocation of tax expense for continuing operations. Under ASU 2019-12, the Company can apply this change to intra-period tax allocation on a prospective basis. For the nine months ended September 30, 2021, the Company applied the tax allocation rules of ASU 2019-12 to the $18 thousand of unrealized losses on available for sale investments recognized in other comprehensive loss, which did not have a material impact on the consolidated financial statements or related disclosures.

8. Revenue

The Company’s revenue is generated through collaborative licensing agreements, patent assignments, intellectual property sales and asset sales. The Company generates its revenue through one segment. The revenue recognized under each of the Company’s arrangements during the current and prior periods is described below.
Contract Assets
The Company did not have a contract asset as of September 30, 2021 or December 31, 2020.
Contract Liabilities
As of September 30, 2021 and December 31, 2020, the Company had $2.8 million in contract liabilities related to variable consideration paid in advance but currently constrained from recognition. The $2.8 million in contract liabilities consisted of deferred revenue related to a payment received from GlaxoSmithKline that the Company will not recognize as revenue until all repayment obligations lapse.
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
For the three and nine months ended September 30, 2021, the Company recognized no revenue and $9 thousand in revenue, respectively, related to intellectual property cost reimbursements. For the three and nine months ended September 30, 2020, the Company recognized $3 thousand and $14 thousand, respectively, in revenue related to intellectual property cost reimbursements.

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of September 30, 2021, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant, a vesting period of one, three or four years, and an

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expiration date no later than ten years from the date of grant. The Company has granted performance-based and service-based RSUs with a vesting period of one, two or three years.
Effective January 1, 2021, an additional 1,274,487 shares were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of September 30, 2021, there were 1,261,005 shares of common stock available for future awards under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,654	$1,555	$5,250	$4,226
General and administrative	1,470	1,340	4,559	3,950
Total stock-based compensation expense	$3,124	$2,895	$9,809	$8,176

Stock Options

Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting. The weighted-average fair value of options granted in the three and nine months ended September 30, 2021 and 2020 reflect the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	70.10%	70.11%	69.83%	68.59%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.08%	0.37%	0.60%	1.32%
Expected dividend yield	—%	—%	—%	—%
The following table provides certain information related to the Company’s outstanding stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Amounts in thousands, except per share data)
Weighted-average fair value of options granted, per option	$2.13	$5.68	$7.09	$6.53
Aggregate grant date fair value of options vested during the period	$1,939	$2,198	$6,115	$6,434
Total cash received from exercises of stock options	$—	$13	$89	$557
Total intrinsic value of stock options exercised	$—	$21	$42	$304

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the nine months ended September 30, 2021:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2020	4,652,870	$14.48
Granted	861,143	$11.57
Exercised	(10,130)	$8.80
Forfeited or expired	(132,109)	$13.84
Outstanding at September 30, 2021	5,371,774	$14.04	6.20	$1
Exercisable at September 30, 2021	3,819,478	$14.59	5.35	$1
Vested and expected to vest at September 30, 2021 (1)	5,246,524	$14.09	6.14	$1
(1)Represents the number of vested stock option shares as of September 30, 2021, plus the number of unvested stock option shares that the Company estimated as of September 30, 2021 would vest, based on the unvested stock option shares as of September 30, 2021 and an estimated forfeiture rate of 7%.

As of September 30, 2021, there was $10.6 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.2 years.

Restricted Stock Units
During the nine months ended September 30, 2021, the Company granted 0.5 million RSUs to executives, employees and directors. RSUs are not included in issued and outstanding common stock until the shares have vested and settled. The fair value of an RSU is measured based on the market price of the underlying common stock on the date of grant.
The following is a summary of RSU activity for the nine months ended September 30, 2021:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2020	661,033	$10.64
Granted	486,643	$9.74
Released	(369,164)	$10.49
Forfeited	(43,126)	$10.46
Outstanding at September 30, 2021	735,386	$10.13

As of September 30, 2021, there was $5.3 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 1.6 years.

10. Loss Per Share
Basic net loss per common share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of stock options and RSUs as common stock equivalents. The weighted-average common shares outstanding as of September 30, 2021 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with a public offering that closed in January 2020. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of loss per share for each period presented.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Amounts in thousands, except per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	(26,678)	(18,908)	(43,922)	(52,376)

Denominator:
Weighted-average shares outstanding - basic and diluted	34,090	31,547	33,987	30,707

Net loss per share applicable to common stockholders - basic and diluted	$(0.78)	$(0.60)	$(1.29)	$(1.71)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	5,372	4,692	5,372	4,692
Restricted stock units	735	662	735	662
Warrants	61	61	61	61

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
The Company recorded a liability for the Lease of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of September 30, 2021, the Company had a current lease liability of $1.1 million and a non-current lease liability of $14.2 million recorded in its condensed consolidated balance sheets.
On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of September 30, 2021, the Company had a long-term lease asset of $8.7 million recorded in its condensed consolidated balance sheets.
The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2021, the Company recognized $1.8 million in lease expense.
For the nine months ended September 30, 2021, the Company paid $2.2 million in rent. As a payment arising from an operating lease, the $2.2 million is classified within operating activities in the condensed consolidated statements of cash flows.
For the nine months ended September 30, 2021 and 2020, the weighted-average remaining lease term was 7.25 years and 8.25 years, respectively, and the weighted-average discount rate was 13.08%.

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
During the nine months ended September 30, 2021, the Company sold 165,323 shares of its common stock pursuant to the ATM Agreement for net proceeds of $2.0 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Cash provided by financing activities for the nine months ended September 30, 2021 includes $0.5 million in net proceeds from sales pursuant to the ATM Agreement that had been classified as a receivable as of December 31, 2020.

13. Subsequent Events

On November 5, 2021, the Company closed a financing raising gross proceeds of $65.0 million. The financing consisted of the sale of (i) 13,997 shares of the Company’s Series X1 Preferred Stock, (ii) 2,253,000 shares of common stock, (iii) warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of the Company’s right to receive potential future AVP-786 royalties under an existing licensing agreement with Avanir Pharmaceuticals, Inc., or Avanir, a subsidiary of Otsuka Pharmaceuticals Co., Ltd. Each share of Series X1 Preferred Stock is convertible into 1,000 shares of common stock at the holder’s election, subject to beneficial ownership limitations. If the warrants issued in connection with this financing are exercised in full, the Company would receive additional gross proceeds of $103.1 million.

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
We conducted an end of Phase 2 meeting with the FDA in March 2020 and initiated the CTP-543 Phase 3 clinical program in November 2020, beginning with the THRIVE-AA1 trial. The THRIVE-AA1 trial is a double-blind, randomized, placebo-controlled clinical trial of CTP-543 to evaluate hair regrowth using the SALT score after 24 weeks of dosing in 708 adult patients with moderate to severe alopecia areata. The trial will evaluate 8 mg and 12 mg twice-daily doses of CTP-543 compared to placebo at sites in the United States, Canada and Europe. We completed enrollment of the THRIVE-AA1 trial in October 2021 and expect to report topline results in the second quarter of 2022.
In May 2021, we initiated the THRIVE-AA2 trial, which is our second planned Phase 3 clinical trial of CTP-543. The THRIVE-AA2 trial is a double-blind, randomized, placebo-controlled clinical trial of CTP-543 to evaluate hair regrowth using the SALT score after 24 weeks of dosing in approximately 440 adult patients with moderate to severe alopecia areata. The trial will evaluate 8 mg and 12 mg twice-daily doses of CTP-543 compared to placebo at sites in the United States, Canada and Europe. Enrollment of the THRIVE-AA2 trial is ongoing, and we expect to report topline results in the second half of 2022.
Eligible patients from our efficacy and safety studies with CTP-543 may also enroll in one of our open label, long-term extension studies. In July 2021, we provided an update showing that, relative to our Phase 2 clinical trials of CTP-543, hair regrowth using the SALT score was maintained or improved in the great majority of patients through one year of continuous dosing with 12 mg twice-daily of CTP-543.
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
For example, in February 2012, we entered into a development and license agreement with Avanir for the worldwide rights to develop, manufacture and commercialize AVP-786. AVP-786 is a combination of deudextromethorphan hydrobromide (d6-DM) and quinidine sulfate (Q), a CYP2D6 inhibitor, being investigated for the treatment of neurologic and psychiatric disorders. In 2019, Avanir completed two Phase 3 clinical trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 clinical trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. Three additional Phase 3 clinical trials and an open label, long-term extension study for Alzheimer’s agitation are ongoing. Additionally, Avanir is conducting a Phase 2/3 clinical trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia. Under our agreement with Avanir, we received an upfront payment of $2.0 million and have received milestone payments of $6.0 million. We are eligible to earn up to $37.0 million in regulatory and commercial launch milestone payments with respect to AVP-786 and up to $125.0 million in sales-based milestone payments. Avanir is also required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country. We sold a portion of our right to receive these royalties in connection with a financing that we completed in November 2021. The purchasers will collectively own 35% of such royalties, with the percentage increasing incrementally up to 50% if all of the warrants issued in connection with the financing are exercised by the purchasers.

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
COVID-19 PANDEMIC
The COVID-19 pandemic continues to spread throughout the United States and worldwide, including the emergence and spread of the Delta variant. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic or other public health crisis, such as the COVID-19 pandemic, including but not limited to potential delays in our clinical trials. The ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations may be affected by the COVID-19 pandemic, but we are monitoring the situation closely.
LIQUIDITY AND GOING CONCERN

As of September 30, 2021, we had cash and cash equivalents of $103.7 million and net working capital of $100.9 million. We have incurred cumulative net losses of $313.4 million since our inception and require capital to continue future development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct the Phase 3 clinical trials of CTP-543 in alopecia areata. For information regarding our recently completed equity financings, see Note 12 in the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Based on our current operating plan, we believe that our current cash and cash equivalents, including the net proceeds of the financing that we completed on November 5, 2021, will allow us to meet our liquidity requirements into the fourth quarter of 2022. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand and our dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.
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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our DCE Platform and our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, or cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $313.4 million since inception through September 30, 2021 and will require substantial additional capital to fund our research and development. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements.

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
Revenue
We have not generated any revenue from the sales of products. All of our revenue to date has been generated through collaboration, license and research arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement and asset sales.
The terms of these agreements may include one or more of the following types of payments: non-refundable license fees, payments for research and development activities, payments based on the achievement of specified milestones, payment of license exercise or option fees relating to product candidates and royalties on any net product sales. To date, we have received non-refundable upfront payments, several milestone payments, payments for research and development services provided to our collaborators, a change in control payment pursuant to a patent assignment agreement and payments for the sale of assets. However, we have not yet earned any license exercise or option fees, sales-based milestone payments or royalty revenue as a result of product sales.
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
Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of September 30, 2021, we forecast an ordinary pre-tax loss for the year ended December 31, 2021 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three and nine months ended September 30, 2021.
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

RESULTS OF OPERATIONS
Discussion of the three and nine months ended September 30, 2021
The following table summarizes our results of operations for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2021	2021
Revenue:
License and research and development revenue	$4	$26
Other revenue	539	32,539
Total revenue	543	32,565
Operating expenses:
Research and development	21,876	60,560
General and administrative	5,462	16,561
Total operating expenses	27,338	77,121
Net loss from operations	(26,795)	(44,556)
Investment income	4	44
Unrealized gain on marketable equity securities	113	590
Net loss	$(26,678)	$(43,922)
Revenue
Total revenue was $0.5 million and $32.6 million for the three and nine months ended September 30, 2021, respectively. The total revenue for the nine months ended September 30, 2021 was primarily attributable to the $32.0 million in cash received from Vertex in May 2021 in exchange for the removal of the Milestone Obligation.
Research and development expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2021	2021
CTP-543 external expenses	$14,997	$37,121
CTP-692 external expenses	12	2,064
External expenses for other programs	392	960
Employee and contractor-related expenses	5,122	16,304
Facility and other expenses	1,353	4,111
Total research and development expenses	$21,876	$60,560
Research and development expenses were $21.9 million and $60.6 million for the three and nine months ended September 30, 2021, respectively. CTP-543 expenses primarily related to clinical development, including the two ongoing Phase 3 clinical trials and our open label, long-term extension studies. CTP-543 expenses increased by $10.7 million and $26.2 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily due to the two ongoing Phase 3 clinical trials. Expenses for CTP-692, a product candidate that we are no longer developing, decreased by $5.5 million and $12.7 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, due to the cessation of development activities following the results of the Phase 2 clinical trial. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses for the nine months ended September 30, 2021 increased by $1.5 million compared to the nine months ended September 30, 2020, and consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility-related expenses consisted primarily of rent and maintenance of our premises.

General and administrative expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2021	2021
Employee salaries and benefits	$2,763	$8,822
External professional service expenses	1,488	4,338
Facility, technology and other expenses	1,142	3,179
Depreciation and amortization	69	222
Total general and administrative expenses	$5,462	$16,561
General and administrative expenses increased by $0.9 million and $2.6 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, primarily due to an increase in external professional service expenses and non-cash stock-based compensation expense.
Investment income
Investment income was $4 thousand and $44 thousand for the three and nine months ended September 30, 2021, respectively, and consisted of interest income earned on cash equivalents and investments. Investment income decreased $0.2 million and $1.1 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, due to the decrease in our holdings of available for sale securities.
Unrealized gain on marketable equity securities
Unrealized gain on marketable equity securities was $0.1 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. The unrealized gain on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
License and research and development revenue
Total revenue was $1.5 million and $7.9 million for the three and nine months ended September 30, 2020, respectively. In April 2020, we recognized $6.4 million in deferred revenue upon the expiration of two licensing options under our collaboration agreement with Celgene Corporation. During the three months ended September 30, 2020, we recognized $1.4 million in deferred revenue upon the satisfaction of obligations to perform research and development services and to supply nonclinical and clinical trial material in connection with the termination of the agreement with Celgene.
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

General and administrative expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2020	2020
Employee salaries and benefits	$2,743	$8,140
External professional service expenses	630	2,516
Facility, technology and other expenses	1,066	3,036
Depreciation and amortization	75	225
Total general and administrative expenses	$4,514	$13,917
Investment income
Investment income was $0.2 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, and consisted of interest income earned on cash equivalents and investments.
Unrealized gain (loss) on marketable equity securities
Unrealized gain on marketable equity securities was $0.3 million, and unrealized loss on marketable equity securities was $2.4 million for the three and nine months ended September 30, 2020, respectively. The unrealized gain and loss on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 8 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of September 30, 2021, we had an accumulated deficit of $313.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources.
As of September 30, 2021, we had cash and cash equivalents of $103.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market mutual funds consisting of U.S. government-backed securities.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. In February 2014, we completed our initial public offering whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, we sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds from the January 2020 offering was $70.1 million.
In March 2019, we entered into the ATM Agreement with Jefferies. As of September 30, 2021, we had sold 2,209,687 shares of our common stock pursuant to the ATM Agreement for net proceeds of $25.2 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies.
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
Management does not believe that our cash and cash equivalents of $103.7 million as of September 30, 2021, together with the net proceeds of the financing that we completed on November 5, 2021, are sufficient to fund our current operating plan for at least twelve months after the issuance of this Quarterly Report on Form 10-Q. Based on our current operating plan, we anticipate having sufficient capital to fund our operations into the fourth quarter of 2022. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations after the current capital resources are exhausted, about which there can be no certainty, raises substantial doubt about our ability to continue as a going concern. The interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
(Amounts in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(28,676)	$(52,809)
Investing activities	52,474	(37,180)
Financing activities	2,664	70,621
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,462	$(19,368)
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the nine months ended September 30, 2021, our operating activities used cash of $28.7 million as compared to cash used by operating activities of $52.8 million during the nine months ended September 30, 2020. Cash used in operating activities during both the nine months ended September 30, 2021 and 2020 was primarily driven by our development activities associated with CTP-543 and CTP-692. Cash used in operating activities during the nine months ended September 30, 2021 includes $32.0 million in cash received from Vertex in exchange for the removal of the Milestone Obligation.
Investing activities. Net cash provided by or used in investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. Net cash provided by maturities of investments for the nine months ended September 30, 2021 and 2020 was $52.7 million and $119.7 million, respectively. Net cash used in purchases of investments for the nine months ended September 30, 2020 was $156.7 million. There were no purchases of investments for the nine months ended September 30, 2021. Purchases of fixed assets for each of the nine months ended September 30, 2021 and 2020 were $0.2 million.
Financing activities. During the nine months ended September 30, 2021 and 2020, our financing activities provided cash of $2.7 million and $70.6 million, respectively. The cash provided by financing activities during the nine months ended September 30, 2021 was attributable to the $2.6 million in proceeds from our at-the-market offering program and $0.1 million in proceeds from the exercise of stock options. The cash provided by financing activities during the nine months ended September 30, 2020 was attributable to the proceeds from our January 2020 public offering of common stock and pre-funded warrants and $0.6 million in proceeds from the exercise of stock options.
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
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings.
In April 2018, the Patent Trial and Appeal Board, or PTAB, instituted an inter partes review, or IPR, brought against our U.S. Patent No. 9,249,149, or the '149 patent, by Incyte Corporation, or Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the U.S. Court of Appeals for the Federal Circuit, or Federal Circuit, granted our motion to vacate and remand the PTAB final written decision in light of the Federal Circuit ruling on the Constitution’s Appointments Clause in Arthrex, Inc. v. Smith & Nephew, Inc. The Director of the Patent and Trademark Office, or PTO, sought review of both Arthrex and the decision in our case in the Supreme Court. In June 2021, the Supreme Court decided that the remedy for a violation of the Appointments Clause should not be a hearing before a new panel of PTAB judges, but a remand to the PTO to allow the Director to consider whether to modify the decision of the PTAB. The Supreme Court remanded our case to the Federal Circuit in light of Arthrex, and the Federal Circuit has granted our request for a remand to the PTO Director. In October 2021, we filed our request to have the PTO Director review the final written decision. The '149 patent remains valid and enforceable during any period while the final written decision is being reconsidered by the PTO Director and until any appeals by us have been exhausted, including appeals from any decision by the PTO Director to either not review or to uphold the final written decision invalidating the '149 patent.

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

As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and supply chain, including:

•We believe that the COVID-19 pandemic has had, and will continue to have, an impact on our clinical trials, including our Phase 3 clinical trials and open label, long-term extension studies of CTP-543 for alopecia areata. Due to changes to study site operations and local travel restrictions, in some cases, these impacts include the potential need for remote assessments and delivery of study medication directly to patients. Some patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment or patient dosing in order to preserve health resources and protect trial participants. As a result, the timelines to complete our clinical trials may be delayed.
•We believe that the COVID-19 pandemic may also have an impact on the clinical trials of our collaborators. For instance, AVP-786 is being developed under a collaboration with Avanir. Screening and enrollment in ongoing AVP-786 clinical trials were temporarily paused in 2020 due to restrictions associated with the COVID-19 pandemic, but have since resumed. However, even though screening and enrollment have resumed, we believe that the COVID-19 pandemic will continue to have an impact on these clinical trials. As a result, our collaborators’ timelines to complete clinical trials may be delayed.
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
As of September 30, 2021, we had an accumulated deficit of $313.4 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2021, together with the net proceeds of the financing that we completed on November 5, 2021, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, without significant changes to our current operating plan or raising additional capital, there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.
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
In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from various factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2021, together with the net proceeds of the financing that we completed on November 5, 2021, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. Our estimate as to how long we expect our cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

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

We may also become involved in opposition, derivation, reexamination, post grant review, or PGR, IPR or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the PTAB instituted an IPR brought against our '149 patent by Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the Federal Circuit granted our motion to vacate and remand the PTAB final written decision in light of the Federal Circuit ruling on the Constitution’s Appointments Clause in Arthrex, Inc. v. Smith & Nephew, Inc. The PTO Director sought review of both Arthrex and the decision in our case in the Supreme Court. In June 2021, the Supreme Court decided that the remedy for a violation of the Appointments Clause should not be a hearing before a new panel of PTAB judges, but a remand to the PTO to allow the Director to consider whether to modify the decision of the PTAB. The Supreme Court remanded our case to the Federal Circuit in light of Arthrex, and the Federal Circuit has granted our request for a remand to the PTO Director. In October 2021, we filed our request to have the PTO Director review the final written decision. The '149 patent remains valid and enforceable during any period while the final written decision is being reconsidered by the PTO Director and until any appeals by us have been exhausted, including appeals from any decision by the PTO Director to either not review or to uphold the final written decision invalidating the '149 patent.
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
For example, CTP-543 is a deuterated analog of ruxolitinib. Incyte owns patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for CTP-543. Incyte also owns a U.S. patent that broadly claims deuterated analogs of ruxolitinib. In June 2017, we filed a PGR with the PTAB seeking to invalidate all claims of Incyte’s U.S. patent that covers deuterated analogs of ruxolitinib. In January 2018, the PTAB did not grant our petition to challenge the validity of Incyte’s patent. In May 2018, our request for reconsideration was denied.
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
Even if we, or our collaborators, obtain marketing approvals for our product candidates, the approved labeling may include significant safety warnings or use limitations, which could adversely affect the degree of market acceptance.
When the FDA approves a product, it also approves the label that is required to accompany the product. In some cases, the label may contain significant safety warnings, including boxed warnings, commonly referred to as “black box” warnings. Boxed warnings may be required based on safety data related to the approved product itself or safety data from other products with similar mechanisms of action, even if the safety events identified in the boxed warnings have not been reported with the approved product.
The JAK inhibitors tofacitinib, baricitinib and upadacitinib were all approved for use in rheumatoid arthritis with similar boxed warnings. In September 2021, the FDA issued a Drug Safety Communication regarding the risks associated with JAK inhibitors used to treat certain chronic inflammatory conditions. In this communication, the FDA announced that the boxed warnings for tofacitinib would be expanded based on an increased risk of serious heart-related events seen in a large, randomized safety clinical trial with tofacitinib in patients with rheumatoid arthritis. The FDA also announced that the expansion of the boxed warnings would apply to the other two JAK inhibitors, baricitinib and upadacitinib, even though those approved products have not been studied in similar large, randomized safety clinical trials. In addition, the FDA has limited the use of some JAK inhibitors in certain indications to those patients who have not responded to or cannot tolerate other approved products that have a different mechanism of action. In September 2021, the FDA approved a topical formulation of the JAK inhibitor ruxolitinib for mild to moderate atopic dermatitis with a label that includes the same boxed warnings and specifies short term use when other topical agents have failed.
CTP-543 is an oral JAK inhibitor that we are developing for the treatment of alopecia areata, for which there are currently no treatments approved by the FDA. If we are successful in obtaining marketing approval for CTP-543, it is unknown whether the FDA will impose similar boxed warnings on CTP-543. If other products are approved for the treatment of alopecia areata that are not JAK inhibitors, it is also unknown whether the FDA will limit the use of CTP-543 to those patients who have not responded to or cannot tolerate the other approved products.
If the FDA approves any of our product candidates and imposes boxed warnings or use limitations, the market acceptance could be adversely affected.
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
•additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug, including the addition of labeling statements, such as boxed warnings or a contraindication;
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
In addition, as of November 5, 2021, there were:
•6,092,005 shares of common stock subject to outstanding options and RSUs under our equity compensation plans, all of which are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares of common stock will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act;
•13,997 shares of series X1 preferred stock issued and outstanding, which are convertible into 13,997,000 shares of common stock. The series X1 preferred stock is equivalent to common stock in all respects except that it is non-voting and is convertible into common stock at the holder’s election, subject to beneficial ownership limitations. The shares of series X1 preferred stock and the shares of common stock issuable upon conversion of the series X1 preferred stock are registered under the Securities Act;
•outstanding warrants to purchase 16,250 shares of series X1 preferred stock, which, upon exercise, are convertible into 16,250,000 shares of common stock; and

•outstanding warrants to purchase 1,861,273 shares of common stock, 1,800,000 shares of which are registered under the Securities Act. The remaining 61,273 shares will become eligible for sale in the public market, to the extent such warrant is exercised, as permitted by Rule 144 under the Securities Act.
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

CONCERT PHARMACEUTICALS, INC.

Date:	November 9, 2021	By:	/s/ Marc A. Becker

Marc A. Becker Chief Financial Officer (Principal Financial Officer)