Form 10-K
period 2021-12-31
CONCERT PHARMACEUTICALS, INC.
filed 2022-03-03
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $100,700,000 based on the closing price of the registrant’s common stock on the Nasdaq Global Market on that date.
    The number of shares outstanding of the registrant’s common stock as of February 28, 2022: 34,953,342
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2022 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the potential advantages of our product candidates;
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
•Raising additional capital may cause dilution to our stockholders or require us to relinquish rights to our technologies or product candidates.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
•We may not be able to continue further clinical development of our wholly-owned development programs, including CTP-543. If we are unable to develop, obtain marketing approval for or commercialize our wholly-owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
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
OVERVIEW
We are a late-stage clinical biopharmaceutical company that is developing CTP-543, a Janus Kinase 1 and Janus Kinase 2 (JAK 1/2) inhibitor that we discovered through the application of our DCE Platform® (deuterated chemical entity platform). We are evaluating CTP-543 in a Phase 3 clinical program for the treatment of alopecia areata, a serious autoimmune dermatological condition. If these trials are successful, we intend to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, in the first half of 2023. There are currently no FDA-approved treatments for alopecia areata.
OUR STRATEGY
We are focused on conducting our Phase 3 clinical program for CTP-543 for the treatment of adults with moderate to severe alopecia areata, seeking approval for CTP-543 from the FDA and subsequently commercializing CTP-543 in the United States. CTP-543 is currently progressing in two fully-enrolled Phase 3 clinical trials in adult patients with moderate to severe alopecia areata. If we receive positive outcomes from these trials, we intend to file an NDA with the FDA in the first half of 2023. We are conducting pre-commercial activities, with the intent of selling CTP-543 in the United States ourselves or with strategic partners.
If we are successful in gaining FDA approval for CTP-543 for the treatment of adults with moderate to severe alopecia areata, we intend to evaluate CTP-543 in younger patients with alopecia areata and explore expanding CTP-543 into additional indications. We are also assessing both internal and potential in-licensed candidates for pipeline expansion.
CTP-543
Background on Alopecia Areata
Alopecia areata is a serious, chronic autoimmune disease that results in partial or complete loss of hair on the scalp and/or body. Alopecia areata occurs when the immune system attacks the hair follicles and is characterized as non-scarring hair loss. It presents in a number of patterns including:
•Patchy: coin-sized or larger patch or patches of hair loss;
•Totalis: no hair on the scalp; and
•Universalis: no hair anywhere on the body.
Onset can occur at any age including childhood, and it affects both women and men equally. The average age of onset is between 25-35 years. The emotional effect of alopecia areata can be considerable and may result in anxiety and depression or affect personal attributes such as self-esteem and confidence. Alopecia areata may also be associated with other autoimmune conditions such as allergic rhinitis, asthma, atopic dermatitis, lupus, rheumatoid arthritis, thyroid disease, ulcerative colitis and vitiligo. The most common form of treatment is corticosteroids, including intralesional injections or topical application. However, corticosteroids are typically not well tolerated and often provide limited efficacy. There are currently no treatments approved by the FDA for alopecia areata.
CTP-543 Opportunity
We believe that the market opportunity to treat alopecia areata within the United States is significant. Based on a recent large cross-sectional survey study, it is estimated that the current prevalence of alopecia areata in the United States is up to approximately 1.5 million persons (Benigno M. Clinical, Cosmetic and Investigational Dermatology 2020). The study also estimates that about 43% of the alopecia areata population in the United States has 50% or greater loss of scalp hair. Given this prevalence and the substantial impact of alopecia areata on quality of life, the burden of alopecia areata within the United States is considerable. There are currently no FDA-approved treatments for alopecia areata, and we believe that the market opportunity within the United States could support multiple approved treatments.
CTP-543 is an oral JAK 1/2 inhibitor that we are developing for the treatment of moderate to severe alopecia areata. The FDA has granted CTP-543 Breakthrough Therapy designation for the treatment of adult patients with moderate to severe alopecia areata and Fast Track designation for the treatment of alopecia areata. CTP-543 is currently in Phase 3 development and could be one of the first treatments on the market if approved by the FDA.
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
In addition, we completed two Phase 2 clinical trials evaluating twice-daily dosing of CTP-543 compared to once-daily dosing of CTP-543. Based on the findings from those trials, we are utilizing the 8 mg twice-daily and 12 mg twice-daily doses in our ongoing clinical development program for CTP-543. The 8 mg twice-daily and 12 mg twice-daily arms of those studies provided efficacy comparable to the 8 mg twice-daily and 12 mg twice-daily arms, respectively, of our Phase 2 dose-ranging trial.
We conducted an end of Phase 2 meeting with the FDA in March 2020 and initiated the CTP-543 Phase 3 clinical program in November 2020, beginning with the THRIVE-AA1 trial. The THRIVE-AA1 trial is a double-blind, randomized, placebo-controlled clinical trial of CTP-543 to evaluate hair regrowth using the SALT score after 24 weeks of dosing in 708 adult patients with moderate to severe alopecia areata. The trial is evaluating 8 mg and 12 mg twice-daily doses of CTP-543 compared to placebo at sites in the United States, Canada and Europe. We announced the completion of enrollment of the THRIVE-AA1 trial in October 2021 and expect to report topline results in the second quarter of 2022.
In May 2021, we initiated the THRIVE-AA2 trial, which is our second Phase 3 clinical trial of CTP-543. The THRIVE-AA2 trial is a double-blind, randomized, placebo-controlled clinical trial of CTP-543 to evaluate hair regrowth using the SALT score after 24 weeks of dosing in 517 adult patients with moderate to severe alopecia areata. The trial is evaluating 8 mg and 12 mg twice-daily doses of CTP-543 compared to placebo at sites in the United States, Canada and Europe. We announced the completion of enrollment of the THRIVE-AA2 trial in January 2022 and expect to report topline results in the third quarter of 2022.
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
Additional clinical trials are ongoing to support the submission of an NDA, which is currently planned for the first half of 2023.

EARLIER-STAGE PIPELINE
We are currently assessing earlier-stage pipeline candidates as potential development candidates, including a once-daily, modified release formulation of CTP-543.
COLLABORATION PRODUCT CANDIDATES
In addition to our wholly-owned development programs, we have entered into collaborative arrangements with companies to develop deuterium-modified versions of their marketed products. Our partners are currently responsible for all development and future commercialization activities under these arrangements. In each of these collaborations, the deuterium-modified compound was independently discovered by us.
For example, in February 2012, we entered into a development and license agreement, or the Avanir Agreement, with Avanir Pharmaceuticals, Inc., or Avanir, a subsidiary of Otsuka Pharmaceuticals Co., Ltd., for the worldwide rights to develop, manufacture and commercialize AVP-786. AVP-786 is a combination of deudextromethorphan hydrobromide (d6-DM) and quinidine sulfate (Q), a CYP2D6 inhibitor, being investigated for the treatment of neurologic and psychiatric disorders. In 2019, Avanir completed two Phase 3 clinical trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 clinical trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. Three additional Phase 3 clinical trials and an open label, long-term extension study for Alzheimer’s agitation are ongoing. Additionally, Avanir is conducting a Phase 2/3 clinical trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia. Under the Avanir Agreement, we received an upfront payment of $2.0 million and have received milestone payments of $6.0 million. We are eligible to earn up to $37.0 million in regulatory and commercial launch milestone payments with respect to AVP-786 and up to $125.0 million in sales-based milestone payments. Avanir is also required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country. We sold a portion of our right to receive these royalties in connection with a financing that we completed in November 2021. The purchasers will collectively own 35% of such royalties, with the percentage increasing incrementally up to 50% if all of the warrants issued in connection with the financing are exercised by the purchasers.
ASSET PURCHASE AGREEMENT WITH VERTEX PHARMACEUTICALS FOR CTP-656
In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex Pharmaceuticals, Inc., or Vertex. Pursuant to the Asset Purchase Agreement with Vertex, or the Vertex Agreement, we received $160.0 million in cash. Additionally, upon the achievement of certain milestone events, Vertex agreed to pay us an aggregate of up to $90.0 million, or the Milestone Obligation.
In May 2021, we entered into an amendment to the Vertex Agreement, or the Vertex Amendment, pursuant to which Vertex paid us $32.0 million in cash in exchange for the removal of the Milestone Obligation. As a result of the Vertex Amendment, we are not entitled to receive any further payments pursuant to the Vertex Agreement.
INTELLECTUAL PROPERTY
We protect our product candidates through the use of patents, trade secrets and careful monitoring of our proprietary know-how. The expected expiration dates listed below are before any patent term extension to which we may be entitled under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the Hatch-Waxman Amendments) or equivalent laws in other jurisdictions where we have issued patents.
CTP-543
We hold various patents and pending applications covering the composition of matter of deuterated analogs of ruxolitinib, including CTP-543, and methods of treating hair loss, including alopecia areata, with certain doses of CTP-543.
We hold U.S. Patent No. 9,249,149, or the '149 patent, covering the composition of matter of deuterated analogs of ruxolitinib, including CTP-543, and we have a corresponding U.S. patent application. We also have a corresponding patent and patent application in Europe and corresponding patents in Japan. Such patents and patent applications, if issued, are expected to expire in 2033.

We also hold U.S. Patent No. 10,561,659, or the '659 patent, covering methods of treating hair loss, including alopecia areata, with certain doses of CTP-543, and we have a corresponding U.S. patent application. We have corresponding patent applications in Europe and Japan. Such patent and patent applications, if issued, are expected to expire in 2037.
In April 2018, the Patent Trial and Appeal Board, or PTAB, instituted an inter partes review, or IPR, brought against the '149 patent by Incyte Corporation, or Incyte. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the U.S. Court of Appeals for the Federal Circuit, or Federal Circuit, granted our motion to vacate and remand the PTAB final written decision in light of the Federal Circuit ruling on the Constitution’s Appointments Clause in Arthrex, Inc. v. Smith & Nephew, Inc. The Director of the Patent and Trademark Office, or PTO, sought review of both Arthrex and the decision in our case in the Supreme Court. In June 2021, the Supreme Court decided that the remedy for a violation of the Appointments Clause should not be a hearing before a new panel of PTAB judges, but a remand to the PTO to allow the Director to consider whether to modify the decision of the PTAB. The Supreme Court remanded our case to the Federal Circuit in light of Arthrex, and the Federal Circuit granted our request for a remand to the PTO Director. We filed a request to have the PTO Director review the final written decision; however, that request was denied in January 2022. As a result, we intend to proceed with our appeal to the Federal Circuit. The '149 patent remains valid and enforceable until any appeals by us have been exhausted. In November 2021, Incyte also filed an opposition against the corresponding European patent to the '149 patent.
In addition, on May 12, 2021, the PTAB instituted a post grant review, or PGR, brought against the '659 patent by Incyte. We expect the PTAB to issue a final written decision in connection with the PGR by May 2022. We intend to vigorously defend the '149 and '659 patents.
Earlier-Stage Pipeline
We also have patent portfolios that are related to a number of earlier-stage pipeline candidates. These patent portfolios are wholly owned by us and include issued patents or patent applications that claim deuterated analogs of a number of non-deuterated drugs and drug candidates.
AVP-786
We granted Avanir exclusive licenses under our patent rights related to AVP-786 pursuant to the Avanir Agreement. These licensed patent rights include U.S. patents and pending applications covering the composition of matter and methods of use of deudextromethorphan and other deuterated dextromethorphan analogs. Such U.S. patents and patent applications, if issued, are expected to expire between 2028 and 2030. We have also licensed to Avanir corresponding patents and patent applications in Europe and Japan. Such foreign patents and patent applications, if issued, are expected to expire in 2028.
Patent Term
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
Trade Secrets
We also rely on trade secrets and careful monitoring of our proprietary know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

MANUFACTURING AND SUPPLY
We currently rely, and expect to continue to rely, on third parties for the manufacture of product candidates for our clinical trials. We obtain these manufacturing services, including both the manufacture of the active pharmaceutical ingredients and finished drug product, on a purchase order basis and have not yet entered into long-term supply contracts with any of these third-party manufacturers. We expect to rely on third parties for commercial manufacturing for any of our product candidates that receive marketing approval.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we, or our collaborators, may develop. Our competitors also may obtain FDA or other marketing approval for their products before we, or our collaborators, are able to obtain approval for ours, which could reduce our ability to utilize expedited regulatory pathways and could result in our competitors establishing a strong market position before we, or our collaborators, are able to enter the market. In addition, our competitors may succeed in obtaining and asserting patents that dominate our products, preventing our operational freedom.
Many of our existing and potential future competitors may have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We are developing CTP-543 as an oral agent for the treatment of moderate to severe alopecia areata. If CTP-543 receives marketing approval for this indication, it may face competition from a number of other product candidates that are being studied for alopecia areata. Other companies in late-stage development of oral JAK inhibitors for the treatment of alopecia areata include Eli Lilly and Company and Pfizer Inc.
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
•preparation and submission to the FDA of an NDA;
•review of the NDA by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug product, and the active pharmaceutical ingredient or active ingredients thereof, are produced to assess compliance with the FDA’s current good manufacturing practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to ensure the product’s identity, strength, quality and purity;
•payment of user fees and securing FDA approval of the NDA; and
•compliance with any post-approval requirements, including a risk evaluation and mitigation strategy, or REMS, and any post-approval studies required by the FDA.
Nonclinical Studies and an IND
Before testing any investigational drug in humans, the product candidate must undergo rigorous nonclinical testing. Nonclinical studies can include in vitro and animal studies to assess the potential for efficacy and adverse events and, in some cases, to establish a rationale for human therapeutic use. The conduct of nonclinical studies is subject to federal regulations and requirements, including GLPs. Other studies include laboratory evaluation of the purity, stability and physical form of the manufactured drug substance or active pharmaceutical ingredient and the physical properties, stability and reproducibility of the formulated drug or drug product. An IND sponsor must submit the results of the relevant nonclinical tests, including all tests conducted under GLPs, together with chemistry, manufacturing and controls information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some nonclinical testing, such as longer-term toxicity testing, animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND is a request for authorization from the FDA to administer an investigational drug to humans, and it must become effective before clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold or partial clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A clinical trial on partial clinical hold may begin, but under the limitations set forth by FDA. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence or commence as originally requested.
Following commencement of a clinical trial under an IND, the FDA may place a partial or complete clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
Human Clinical Studies in Support of an NDA
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institute of Health for public dissemination on their ClinicalTrials.gov website.
A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCPs, and the FDA is able to validate the data through an onsite inspection if deemed necessary.
Human clinical trials to evaluate therapeutic indications to support NDAs are typically conducted in three sequential phases, which may overlap or be combined:

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

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, any findings from other studies or animal or in vitro testing that suggests a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as the data monitoring committee or board. This group provides recommendations for whether or not a trial may move forward at designated check points based on review of certain data from the trial. The FDA will often inspect one or more clinical sites in late-stage clinical trials to assure compliance with GCPs and the integrity of the clinical data submitted.
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
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and to identify appropriate storage conditions for the product candidate.
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the nonclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the United States. Under the Prescription Drug User Fee Act, or PDUFA, the submission of most NDAs is additionally subject to a user fee, which is adjusted on an annual basis.
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
The FDA conducts a preliminary review of an NDA within 60 days of its receipt to determine whether the application is sufficiently complete to permit substantive review and informs the sponsor by the 74th day after the FDA’s receipt of the submission of its decision whether to accept the NDA for filing. Such decision could include a refusal to file by the FDA. The FDA may also request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards, including cGMPs. The FDA has agreed to specified performance goals under PDUFA in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
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
The FDA also may require submission and agreement of a REMS to mitigate any identified or suspected serious risks prior to approving an NDA. The REMS could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.
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
The FDA’s Decision on an NDA
On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities and clinical sites, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA may issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
New drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address an unmet medical need for the condition. Fast Track designation is intended to facilitate early and frequent meetings between the FDA and the sponsor company during development and the FDA may agree to review sections of an NDA on a rolling basis before the complete NDA is submitted. A drug may be eligible for Breakthrough Therapy designation if the drug is intended to treat a serious or life-threatening disease and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies. Breakthrough Therapy designation provides for frequent meetings between the sponsor and the FDA, involving senior and experienced review staff, as appropriate, in a collaborative, cross-functional review and the assignment of an FDA project lead to facilitate efficient review of the development program and serve as a scientific liaison with the sponsor. Although Fast Track and Breakthrough Therapy designation do not affect the regulatory standards for approval, the frequent interactions with the FDA may facilitate a more efficient development program. In addition, the NDAs for drugs granted Fast Track and Breakthrough Therapy designation may become eligible for priority review. Priority review is designed for drug candidates that offer significant improvements in safety or effectiveness or fill an unmet medical need and provides for an initial review within six months of acceptance of the NDA for filing, as compared to a standard review of ten months after acceptance for filing. Accelerated approval provides an earlier approval of drugs that treat serious diseases, and that fill an unmet medical need, based on a surrogate endpoint that the FDA determines is reasonably likely to predict a clinical benefit. As a condition of approval, the FDA may require that the sponsor of a drug receiving accelerated approval perform post-marketing confirmatory clinical trials. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.
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
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two adequate and well-controlled clinical trials which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are generally submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This latter type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar reference product, or may rely on published literature for a previously approved drug product, also known as a listed drug. Specifically, Section 505(b)(2) applies to NDAs for which the applicant relies, as part of its application, on certain investigations made to show whether or not the drug is safe and effective for use “that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) NDA applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain nonclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the listed drug has been approved, subject to any regulatory exclusivities or patents for the listed drug (as further described below), as well as for any new indication or use sought by the Section 505(b)(2) NDA applicant.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Manufacturers and other parties involved in the drug supply chain for prescription drug products must comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.
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
To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earliest of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.
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
Pharmaceutical Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on our investment in product development. Factors considered by payors in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which, among other things, included changes to the coverage and payment for products under government health care programs. The ACA included provisions of importance to our potential product candidate that:
•created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•expanded the types of entities eligible for the 340B drug discount program;

•establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.
There remain numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Supreme Court, and the former Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or biologics. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, effective as of January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain of the ACA’s mandated fees and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On June 17, 2021, the Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA will impact our business.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps and by supporting the development and market entry of lower-cost generic drugs and biosimilars and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the federal government pays for drugs and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and

the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, we may face competition in the United States for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Further, legally mandated price controls on payment amounts by third-party payors or other restrictions could adversely affect our business prospects, financial condition and results of operations. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.
In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic.
On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. For example, in Canada, price control legislation for patented medicines is currently undergoing significant change that may have significant effects on profitability for companies selling products in Canada. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.
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
•the federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•the federal transparency requirements under the ACA, which requires certain manufacturers of covered drugs to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers and teaching hospitals, as well as physician ownership and investment interests. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.
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
In addition, pharmaceutical manufacturers may also be subject to federal and state consumer protection and unfair competition laws and regulations, which broadly regulate marketplace activities and that potentially harm consumers.

The distribution of drugs and biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
The full scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, including environmental, health and safety laws and regulations, we may be subject to penalties, including administrative, civil and criminal penalties, imprisonment, exclusion from participation in government healthcare programs such as Medicare and Medicaid, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
HUMAN CAPITAL RESOURCES
As of December 31, 2021, we had 64 employees on a full-time or part-time basis, 42 of whom were primarily engaged in research and development activities. A total of 30 employees hold Ph.D., master’s or other post-graduate degrees. In addition, we retain expert consultants on an ad-hoc basis as required in connection with our development programs.
Our key human capital management objectives are to identify, recruit, integrate, retain and motivate our new and existing employees. We are committed to fostering an environment where all employees can grow and thrive. A diverse workforce results in a broader range of perspectives, helping drive our commitment to growth. We believe that our compensation and benefit programs are competitive and appropriately designed to attract and retain qualified talent. To create and maintain a successful work environment, we offer an annual base salary, incentive bonuses and a comprehensive package of additional benefits that support the physical and mental health and wellness of all of our employees and their families. We also grant equity awards to attract and promote employee retention and to allow for employees to share in our performance. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.
FACILITIES
We lease approximately 56,000 square feet of office and laboratory space at our headquarters in Lexington, Massachusetts. The lease expires on January 1, 2029.
RESEARCH AND DEVELOPMENT
We have dedicated a significant portion of our resources to our efforts to develop our pipeline and product candidates. We incurred research and development expenses of $87.6 million and $61.6 million during the years ended December 31, 2021 and 2020, respectively. We anticipate that a significant portion of our operating expenses in future periods will continue to be related to research and development as we continue to advance our product candidates through clinical development.
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
Our business could be adversely affected by public health emergencies, health epidemics or pandemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of clinical research organizations and contract manufacturers upon whom we rely. For example, the COVID-19 pandemic continues to affect most regions of the world.
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
•Health regulatory agencies globally have experienced disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have had slower response times or been under resourced, and travel restrictions are impacting the ability of the FDA and other agencies to conduct domestic and international facility inspections.
•Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. In February 2022, the FDA announced that it plans to resume domestic inspections; however, ongoing travel restrictions and other uncertainties may continue to impact oversight operations both domestic and abroad, and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections) and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted that it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace, and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and, due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development of our product candidates.
The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information and the actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy. We will continue to monitor the situation closely.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never sustain profitability.
As of December 31, 2021, we had an accumulated deficit of $349.5 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, without significant changes to our current operating plan or raising additional capital, there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K.
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
In any event, our existing cash and cash equivalents will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding in the future through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility resulting from various factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. Our estimate as to how long we expect our cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. We do not have any committed external source of funds, other than potential milestone payments and royalties under our existing license agreements, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. For example, in November 2021, we issued to a select group of institutional investors, or the Investors, (i) 13,997 shares of Series X1 Preferred Stock, (ii) 2,253,000 shares of common stock, (iii) warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of our right to receive potential future AVP-786 royalties under the Avanir Agreement. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
We began operations in April 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and product candidates and establishing collaborations. We are conducting our first international, multi-center, pivotal clinical program and have not yet demonstrated an ability to successfully obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
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
We may not be able to continue further clinical development of our wholly-owned development programs, including CTP-543. If we are unable to develop, obtain marketing approval for or commercialize our wholly-owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
We currently have no products approved for sale. The success of our wholly-owned development programs will depend on several factors, including:
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
If we are unable to successfully develop, receive marketing approval for and commercialize our wholly-owned development programs, or experience delays as a result of any of these factors or otherwise, our business could be materially harmed.
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
Any inability to successfully complete nonclinical and clinical development could result in additional costs to us, or our collaborators, and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if (i) we, or our collaborators, are required to conduct additional or larger clinical trials or other testing of our product candidates beyond the trials and testing that we, or they, contemplate, (ii) we, or our collaborators, are unable to successfully complete clinical trials of our product candidates or other testing, (iii) the results of these trials or tests are unfavorable, uncertain or are only modestly favorable or (iv) there are unacceptable safety concerns associated with our product candidates, we, or our collaborators, in addition to incurring additional costs, may:
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
•regulators or IRBs may not authorize us, our collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•regulators, IRBs or data monitoring committees may require that we, or our collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar drug or drug candidate;
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
•the COVID-19 pandemic may impact the FDA’s or comparable foreign regulatory authorities’ ability to continue its normal operations;
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
All of our product candidates are in nonclinical and clinical development stages and their risk of failure is high. Serious adverse events or undesirable side effects caused by our product candidates, or competitor products with similar mechanisms of action, could cause us, one of our collaborators, an IRB, data monitoring committee or regulatory authorities to interrupt, amend, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. A dose of a deuterated compound could, in comparison to an equal dose of the corresponding non-deuterated compound, result in altered exposure levels, distribution and half-life in the body and alter the levels of particular metabolites that are present in the body. These changes may cause serious adverse events or undesirable side effects that we, or our collaborators, did not anticipate, whether based on the characteristics of the corresponding non-deuterated compound or otherwise. If any of our product candidates is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we, or our collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier-stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. In addition, unexpected adverse clinical effects of a deuterated product candidate, including either those identified by us or deuterated analogs of approved drugs being developed by any third parties, may create general concerns regarding deuteration technology that could delay the development of our product candidates.
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
We do not independently conduct clinical trials of any of our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct these clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. We also rely on third parties to conduct some aspects of our research and nonclinical testing and expect to rely on these third parties in the future. Any of these third parties may terminate their engagements with us under certain circumstances. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching to or adding additional third parties would involve additional cost and require management time and focus. In addition, there is a natural transition period when a new third party commences work, which could result in delays in our product development activities. Although we seek to carefully manage our relationships with third parties, any such challenges or delays could have a material adverse impact on our business, financial condition and prospects.
Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs.
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
We may also become involved in opposition, derivation, reexamination, PGR, IPR or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the PTAB instituted an IPR brought against the '149 patent by Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the Federal Circuit granted our motion to vacate and remand the PTAB final written decision in light of the Federal Circuit ruling on the Constitution’s Appointments Clause in Arthrex, Inc. v. Smith & Nephew, Inc. The PTO Director sought review of both Arthrex and the decision in our case in the Supreme Court. In June 2021, the Supreme Court decided that the remedy for a violation of the Appointments Clause should not be a hearing before a new panel of PTAB judges, but a remand to the PTO to allow the Director to consider whether to modify the decision of the PTAB. The Supreme Court remanded our case to the Federal Circuit in light of Arthrex, and the Federal Circuit granted our request for a remand to the PTO Director. We filed a request to have the PTO Director review the final written decision; however, that request was denied in January 2022. As a result, we intend to proceed with our appeal to the Federal Circuit. The '149 patent remains valid and enforceable until any appeals by us have been exhausted.
In addition, in May 2021, the PTAB instituted a PGR brought against the '659 patent by Incyte. The '659 patent covers methods of treating hair loss, including alopecia areata, with certain doses of CTP-543. We expect the PTAB to issue a final written decision in connection with the PGR by May 2022. We intend to vigorously defend the '149 and '659 patents.
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
In seeking to develop and maintain a competitive position through our knowledge of deuterium chemistry and as to other aspects of our business, we rely on trade secrets, including unpatented know-how, technology and other proprietary information. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our consultants, independent contractors, advisors, corporate collaborators, outside scientific collaborators, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.
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

In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a manufacturer may possess technology related to the manufacture of our product candidates that such manufacturer owns independently. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another manufacturer manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials.

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
The JAK inhibitors tofacitinib, baricitinib and upadacitinib were all approved for use in rheumatoid arthritis with similar boxed warnings. In September 2021, the FDA issued a Drug Safety Communication regarding the risks associated with JAK inhibitors used to treat certain chronic inflammatory conditions. In this communication, the FDA announced that the boxed warnings for tofacitinib would be expanded based on an increased risk of serious heart-related events seen in a large, randomized safety clinical trial with tofacitinib in patients with rheumatoid arthritis. The FDA also announced that the expansion of the boxed warnings would apply to the other two JAK inhibitors, baricitinib and upadacitinib, even though those approved products have not been studied in similar large, randomized safety clinical trials. In addition, the FDA has limited the use of some JAK inhibitors in certain indications to those patients who have not responded to or cannot tolerate other approved products that have a different mechanism of action. In September 2021, the FDA approved a topical formulation of the JAK inhibitor ruxolitinib for mild to moderate atopic dermatitis with a label that includes the same boxed warnings and specifies short term use when other topical agents have failed. In January 2022, the FDA approved JAK inhibitors upadacitinib and abrocitinib in moderate to severe atopic dermatitis not controlled by other systemic agents, or when their use is inadvisable, with the same boxed warnings.
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
Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed, or causes undesirable side effects that were not previously identified or at a higher rate than was projected during clinical development, our ability to market the drug, or that of our collaborators, could be compromised.
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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Healthcare Reform” contained in Part I, Item 1. of this Annual Report on Form 10-K.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which state and federal governments cover particular healthcare products and services and could limit the amounts that the federal and state governments will pay for healthcare products and services. This could result in reduced demand for any product candidate we develop or could result in additional pricing pressures.

In markets outside of the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. The price control regulations outside of the United States can have a significant impact on the profitability of a given market, and further uncertainty is introduced if and when these laws change.

Our future relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. See the sections entitled “Healthcare Reform” and “Healthcare Law and Regulation” contained in Part I, Item 1. of this Annual Report on Form 10-K.
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
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain our Chief Executive Officer and other key employees and to attract, retain and motivate qualified personnel.
Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, clinical and development personnel. We are highly dependent on the pharmaceutical research and development and business development expertise of Roger D. Tung, our President and Chief Executive Officer, as well as the other principal members of our management, scientific and development teams. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. In addition, although we maintain a key-man insurance policy with respect to Dr. Tung, we do not carry key-man insurance on any of our other executive officers or employees and may not carry any key-man insurance in the future.
If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific, clinical and development personnel. In addition, we rely on consultants and advisors to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.
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
We will continue to incur significant expenses as a result of operating as a public company.
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
In addition, as of February 28, 2022, there were:
•6,495,214 shares of common stock subject to outstanding options and restricted stock units, or RSUs, under our equity compensation plans, all of which are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares of common stock will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act;
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
Pursuant to our by-laws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our charter or by-laws, (iv) any action to interpret, apply, enforce or determine the validity of our charter or by-laws or (v) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware. In addition, pursuant to our by-laws, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These forum selection clauses in our by-laws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
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
ITEM 3. Legal Proceedings
In April 2018, the PTAB instituted an IPR brought against the '149 patent by Incyte. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. In January 2020, the Federal Circuit granted our motion to vacate and remand the PTAB final written decision in light of the Federal Circuit ruling on the Constitution’s Appointments Clause in Arthrex, Inc. v. Smith & Nephew, Inc. The PTO Director sought review of both Arthrex and the decision in our case in the Supreme Court. In June 2021, the Supreme Court decided that the remedy for a violation of the Appointments Clause should not be a hearing before a new panel of PTAB judges, but a remand to the PTO to allow the Director to consider whether to modify the decision of the PTAB. The Supreme Court remanded our case to the Federal Circuit in light of Arthrex, and the Federal Circuit granted our request for a remand to the PTO Director. We filed a request to have the PTO Director review the final written decision; however, that request was denied in January 2022. As a result, we intend to proceed with our appeal to the Federal Circuit. The '149 patent remains valid and enforceable until any appeals by us have been exhausted.
ITEM 4. Mine Safety Disclosures
Not applicable.

Part II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION
Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “CNCE” since February 13, 2014.
HOLDERS
As of February 28, 2022, there were 12 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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

ITEM 6.	[Reserved]
Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
We are a late-stage clinical biopharmaceutical company that is developing CTP-543, a JAK 1/2 inhibitor that we discovered through the application of our DCE Platform. As discussed in detail in the “Business” section in Part I, Item 1. of this Annual Report on Form 10-K, we are evaluating CTP-543 in a Phase 3 clinical program for the treatment of alopecia areata, a serious autoimmune dermatological condition. If these trials are successful, we intend to file an NDA with the FDA in the first half of 2023. There are currently no FDA-approved treatments for alopecia areata.
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $349.5 million since inception through December 31, 2021 and will require substantial additional capital to fund our research and development activities. We do not have any products approved for sale and have not generated any revenue from product sales.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. In February 2014, we completed our initial public offering, whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, we sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds from the January 2020 offering, or the 2020 Financing, were $70.1 million.
In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex pursuant to the Vertex Agreement. We received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to us in February 2019. Pursuant to the Vertex Agreement, if VX-561 was approved as part of a combination regimen to treat cystic fibrosis, we were eligible to receive up to $90.0 million in the form of two additional milestones based on marketing approval in the United States and agreement for reimbursement in the first of the United Kingdom, Germany or France. In May 2021, we entered into the Vertex Amendment, pursuant to which Vertex paid us $32.0 million in cash in exchange for the removal of the Milestone Obligation. As a result of the Vertex Amendment, we are not entitled to receive any further payments pursuant to the Vertex Agreement. Additional information concerning the sale of CTP-656 is discussed in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
In March 2019, we entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies. As of December 31, 2021, we had sold 2,209,687 shares of our common stock pursuant to the ATM Agreement for aggregate net proceeds of $25.2 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies.
In November 2021, we closed a financing, or the 2021 Financing, raising $64.4 million in aggregate net proceeds. The 2021 Financing consisted of the sale of (i) 13,997 shares of Series X1 Preferred Stock, (ii) 2,253,000 shares of common stock, (iii) warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of our right to receive potential future AVP-786 royalties under the Avanir Agreement. If the warrants issued in connection with the 2021 Financing are exercised in full, we would receive additional gross proceeds of $103.1 million.

Our operating results may fluctuate significantly from year to year, depending on the timing and magnitude of cash payments received pursuant to collaboration and licensing arrangements and other agreements and the timing and magnitude of clinical trial and other development activities under our current development programs. We generated net losses of $80.1 million and $74.8 million for the years ended December 31, 2021 and 2020, respectively.
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities as we continue research and development efforts, conduct additional nonclinical studies and clinical trials and seek marketing approval for our product candidates.
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
COLLABORATIONS
We have entered into a number of collaborations for the research, development and commercialization of deuterated compounds. To date, our collaborations have provided us with significant funding for our research and development programs. Our collaborators also have applied their considerable scientific, development, regulatory and commercial capabilities to the development of our compounds. In addition, in some instances, where we develop and seek to collaborate with respect to deuterated analogs of marketed drugs or of drug candidates that are more advanced in clinical trials, our collaborators may be eligible for an expedited development or regulatory pathway by relying on previous clinical data regarding their corresponding non-deuterated compound. We believe that our collaborations have contributed to our ability to progress our product candidates.
Our collaborations are discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
ASSET PURCHASE AGREEMENT
In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex pursuant to the Vertex Agreement. We received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to us in February 2019. Additionally, upon the achievement of certain milestone events, Vertex agreed to pay us an aggregate of up to $90.0 million. Of this amount, $50.0 million would have become payable to us upon receipt of FDA marketing approval for a combination treatment regimen containing VX-561 for patients with cystic fibrosis, and $40.0 million would have become payable to us upon completion of a pricing and reimbursement agreement in the first of the United Kingdom, Germany or France with respect to a combination treatment regimen containing VX-561 for patients with cystic fibrosis.
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
COVID-19 PANDEMIC
The COVID-19 pandemic continues to evolve. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic or other public health crisis, such as the COVID-19 pandemic, including but not limited to potential delays in our clinical trials. The ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, variants or new information that may emerge concerning the severity of such epidemic, pandemic or other public health, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations may be affected by the COVID-19 pandemic, but we are monitoring the situation closely.
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

Unrealized loss on warrant liabilities
Unrealized loss on warrant liabilities consists of changes in the fair value of warrant liabilities resulting from the 2021 Financing, as discussed further in Note 14 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. We had a pre-tax net loss of $80.1 million and did not record an income tax benefit during the year ended December 31, 2021. We had a pre-tax net loss of $74.9 million and recorded $85 thousand in income tax benefit during the year ended December 31, 2020.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.
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
We account for revenue according to the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, and all related amendments, which is also referred to as Accounting Standards Codification, or ASC, 606. We adopted ASC 606 effective January 1, 2018. ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts and costs to obtain or fulfill contracts. We applied ASC 606 on January 1, 2018 to all contracts using the modified retrospective approach. For additional details regarding our adoption of ASC 606 and our associated accounting policies, see Notes 2 and 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
We generally accrue expenses related to research and development activities based on the services provided and efforts expended pursuant to contracts with multiple contract research organizations that conduct and manage clinical trials on our behalf as well as other vendors that provide research and development services. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.
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
Prior to the year ended December 31, 2020, expected volatility was estimated using a weighted average of our historical volatility of our common stock and the historical volatility of the common stock of a representative group of publicly-traded companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development and therapeutic focus. Having accumulated sufficient historical trading data, we transitioned to calculating expected volatility for the year ended December 31, 2020 based on the historical volatility of only our common stock.
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
We have computed the fair value of employee stock options at the date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2021	2020
Expected volatility	69.83%	68.60%
Expected term	6.0 years	6.0 years
Risk-free interest rate	0.60%	1.31%
Expected dividend yield	—%	—%

We have also granted restricted stock units and performance stock units to our employees and directors. We recognize compensation expense for restricted stock units ratably over the required service period. For awards with performance conditions in which the award does not vest unless the performance condition is met, we recognize expense only if we estimate that achievement of the performance condition is probable. If we conclude that vesting is probable, we recognize expense from the date that we reach this conclusion through the estimated vesting date using an accelerated attribution method.
PENDING AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our consolidated financial statements, see Note 2 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Discussion of the year ended December 31, 2021
The following table summarizes our results of operations for the year ended December 31, 2021.

Year ended December 31,
(in thousands)	2021
Revenue:
License and research and development revenue	$39
Other revenue	32,539
Total revenue	32,578
Operating expenses:
Research and development	87,555
General and administrative	22,531
Total operating expenses	110,086
Loss from operations	(77,508)
Investment income	46
Unrealized loss on marketable equity securities	(506)
Unrealized loss on warrant liabilities	(2,083)
Net loss	$(80,051)
Revenue
Total revenue was $32.6 million for the year ended December 31, 2021, an increase of $24.7 million compared to the $7.9 million in revenue recognized for the year ended December 31, 2020. The revenue recognized in 2021 was primarily attributable to the $32.0 million in cash received from Vertex in exchange for the removal of the Milestone Obligation.

As of December 31, 2021, we had deferred revenue of $2.8 million related to a payment received from GlaxoSmithKline, or GSK, and $4.8 million related to the potential future AVP-786 royalties under the Avanir Agreement that we sold in the 2021 Financing, of which $2.2 million is associated with RA Capital Healthcare Fund, L.P., or RA Capital, a related party. For additional details related to our contract liabilities and the 2021 Financing, see Notes 12 and 14, respectively, to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Research and development expenses
The following table summarizes our research and development expenses for the year ended December 31, 2021, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

Year ended December 31,
(in thousands)	2021
CTP-543 external costs	$57,571
CTP-692 external costs	2,116
External costs for other programs	1,215
Employee and contractor-related expenses	21,234
Facility and other expenses	5,419
Total research and development expenses	$87,555
Research and development expenses were $87.6 million for the year ended December 31, 2021. CTP-543 external costs increased by $39.6 million from $18.0 million for the year ended December 31, 2020 to $57.6 million for the year ended December 31, 2021 primarily due to increased activity in the two ongoing Phase 3 clinical trials. CTP-692 external costs decreased by $15.2 million from $17.3 million for the year ended December 31, 2020 to $2.1 million for the year ended December 31, 2021 due to the cessation of development activities following the results of the Phase 2 clinical trial. External costs for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses consisted primarily of cash and non-cash stock-based compensation expenses. Facility and other expenses consisted primarily of rent and maintenance of our premises.
General and administrative expenses
The following table summarizes our general and administrative expenses for the year ended December 31, 2021.

Year ended December 31,
(in thousands)	2021
Employee salaries and benefits	$11,713
External professional service expenses	6,195
Facility, technology and other expenses	4,340
Depreciation and amortization	283
Total general and administrative expenses	$22,531
General and administrative expenses for the year ended December 31, 2021 consisted primarily of salaries and related costs for personnel, including non-cash stock-based compensation. Other general and administrative expenses included accounting and legal services, office and facility-related costs. Total general and administrative expenses were $22.5 million for the year ended December 31, 2021, which is an increase of $3.6 million compared to $18.9 million for the year ended December 31, 2020 primarily due to an increase in external professional service expenses and non-cash stock-based compensation expense.
Investment income
Investment income was $46 thousand for the year ended December 31, 2021 and consisted of interest income earned on cash equivalents and investments. Investment income decreased $1.2 million for the year ended December 31, 2021 compared to December 31, 2020 due to the decrease in our holdings of available-for-sale securities in order to maintain liquidity requirements.
Unrealized loss on marketable equity securities
We recorded an unrealized loss on marketable equity securities of $0.5 million during the year ended December 31, 2021. Unrealized loss on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Unrealized loss on warrant liabilities
We recorded an unrealized loss on warrant liabilities of $2.1 million during the year ended December 31, 2021. Unrealized loss on warrant liabilities consisted of changes in the fair value of warrant liabilities related to the 2021 Financing, as discussed further in Note 14 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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
License and research and development revenue
License and research and development revenue was $7.9 million for the year ended December 31, 2020. The revenue recognized in 2020 was primarily due to the expiration of two licensing options under our previous collaboration agreement with Celgene Corporation, or Celgene, and the satisfaction of obligations to perform research and development services and to supply nonclinical and clinical trial material in connection with the termination of the agreement with Celgene. We recognized $7.8 million in revenue associated with this arrangement for the year ended December 31, 2020.
As of December 31, 2020, we had deferred revenue of $2.8 million related to a payment received from GSK. For additional details related to our contractual liabilities, see Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
Research and development expenses were $61.6 million for the year ended December 31, 2020. CTP-543 external costs primarily related to clinical development, including preparations for the Phase 3 clinical trial that we initiated in November 2020. CTP-692 external costs primarily related to the Phase 2 clinical trial. External costs for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses consisted primarily of cash and non-cash stock-based compensation expenses. Facility and other expenses consisted primarily of rent and maintenance of our premises.

General and administrative expenses
The following table summarizes our general and administrative expenses for the year ended December 31, 2020.

Year ended December 31,
(in thousands)	2020
Employee salaries and benefits	$10,939
External professional service expenses	3,669
Facility, technology and other expenses	4,016
Depreciation and amortization	301
Total general and administrative expenses	$18,925
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
Unrealized loss on marketable equity securities
We recorded an unrealized loss on marketable equity securities of $3.4 million during the year ended December 31, 2020. Unrealized loss on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Income tax benefit
We recognized a tax benefit of $0.1 million for the year ended December 31, 2020 upon the utilization of state research and development tax credits when filing our 2019 Massachusetts state tax return.
LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of December 31, 2021, we had an accumulated deficit of $349.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources.
As of December 31, 2021, we had cash, cash equivalents and investments of $141.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market mutual funds consisting of U.S. government-backed securities.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. In February 2014, we completed our initial public offering, whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, we sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds from the 2020 Financing was $70.1 million.
In July 2017, we completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex pursuant to the Vertex Agreement. We received

$160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to us in February 2019. In May 2021, we entered into the Vertex Amendment and received an additional $32.0 million in cash. For additional information concerning the revenue arrangement with Vertex, see Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
In March 2019, we entered into the ATM Agreement with Jefferies. As of December 31, 2021, we had sold 2,209,687 shares of our common stock pursuant to the ATM Agreement for aggregate net proceeds of $25.2 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies.
In November 2021, we closed the 2021 Financing, raising $64.4 million in aggregate net proceeds. The 2021 Financing consisted of the sale of (i) 13,997 shares of Series X1 Preferred Stock, (ii) 2,253,000 shares of common stock, (iii) warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of our right to receive potential future AVP-786 royalties under the Avanir Agreement. If the warrants issued in connection with the 2021 Financing are exercised in full, we would receive additional gross proceeds of $103.1 million.
As of December 31, 2021, we had net working capital of $134.2 million. We have incurred cumulative net losses of $349.5 million since inception and require capital to continue future development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our Phase 3 clinical program of CTP-543 in alopecia areata and seek marketing approval for CTP-543. For information regarding our recently completed equity financings, see Notes 13-15 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
•raise funding through the sale of our common or preferred stock;
•raise funding through debt financing; and
•establish collaborations with potential partners to advance our product pipeline.
Based on our current operating plan, we believe that our current cash, cash equivalents and investments will allow us to meet our liquidity requirements into the fourth quarter of 2022. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand and our dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

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
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods presented:

	Year ended December 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(55,154)	$(69,037)
Investing activities	52,458	344
Financing activities	67,130	92,852
Net increase in cash, cash equivalents and restricted cash	$64,434	$24,159
Discussion of the years ended December 31, 2021 and 2020
Operating activities. The cash used in operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the year ended December 31, 2021, our operating activities used cash of $55.2 million as compared to cash used by operating activities of $69.0 million during the prior year. The cash used during 2021 was largely driven by our development activities associated with CTP-543, whereas the cash used during 2020 was largely driven by our development activities associated with CTP-543 and CTP-692.
Cash used in operating activities for the year ended December 31, 2021 includes $32 million in cash received from Vertex in exchange for the removal of the Milestone Obligation, as discussed further in Note 12 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Investing activities. Net cash provided by investing activities consisted of proceeds from the maturity of investments, purchases of investments and purchases of fixed assets. We did not purchase investments for the year ended December 31, 2021, whereas the net cash used to purchase investments for the year ended December 31, 2020 was $156.7 million. Net cash provided by maturities of investments for the years ended December 31, 2021 and 2020 was $52.7 million and $157.2 million, respectively. Purchases of fixed assets for the years ended December 31, 2021 and 2020 were $0.3 million and $0.2 million, respectively. The increase in the purchase of investments during the 2020 period is primarily due to the management of funds received from the 2020 Financing, as discussed further in Note 15 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Financing activities. During the years ended December 31, 2021 and 2020, our financing activities generated cash of $67.1 million and $92.9 million, respectively. Cash generated during the year ended December 31, 2021 consisted of $64.4 million of aggregate net proceeds from the 2021 Financing, $2.6 million of aggregate net proceeds pursuant to the ATM Agreement and $0.1 million of proceeds from the exercise of stock options. Cash generated during the year ended December 31, 2020 consisted of $70.1 million of aggregate net proceeds from the 2020 Financing, $22.0 million of aggregate net proceeds pursuant to the ATM Agreement and $0.8 million of proceeds from the exercise of stock options.
Operating capital requirements
We do not anticipate commercializing any of our product candidates until 2024 at the earliest. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek marketing approvals for, our product candidates, and begin to commercialize any approved products for which we retain commercialization rights. We are subject to all of the risks incident in the development of new drug products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, as well as additional risks stemming from the unproven nature of deuterated drugs.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Concert Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Concert Pharmaceuticals, Inc. (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Prepaid and Accrued Contract Research and Development Expenses
Description of the Matter
The Company’s total accrued expenses were $12.4 million as of December 31, 2021, which included the obligation for contract research and development expenses incurred as of December 31, 2021 but not paid as of that date. In addition, the Company’s total prepaid expenses were $7.0 million as of December 31, 2021, which included amounts that were paid in advance of services provided in connection with its contract research and development.
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

How We Addressed the Matter in Our Audit
To evaluate the evidence obtained to support the amounts accrued and prepaid for costs associated with services provided for contract research and development as of December 31, 2021, our audit procedures included, among others, testing the accuracy and completeness of the data used to derive the recorded amounts. We also inquired of the Company’s research and development personnel overseeing the contract research and development regarding the progress of clinical trials and evaluated the completeness and valuation of the prepaid and accrued contract research and development expenses. We compared invoices received by the Company subsequent to December 31, 2021 to the total costs recognized by the Company as of that date, and we inspected significant contracts, including any pending change orders, between the Company and service providers conducting research and development on its behalf.

Accounting for 2021 Sale of Common and Preferred Stock, Warrants and Royalty Interest
Description of the Matter
As described in Note 14 to the consolidated financial statements, in November 2021, the Company entered into the 2021 sale of common and preferred stock, warrants and royalty interest (the “2021 Financing”), which was a structured financing consisting of a securities purchase agreement, warrant agreements and a royalty purchase agreement. Pursuant to the 2021 Financing, the Company received aggregate gross proceeds of $65 million in exchange for the sale of 13,997 shares of Series X1 Preferred Stock, 2,253,000 shares of common stock, warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and a portion of the Company’s right to receive certain potential future royalties.

Auditing the Company’s accounting for the 2021 Financing was complex due to the judgment that was required in determining the balance sheet classification of the elements of the 2021 Financing. Additionally, a detailed analysis of the terms of the 2021 Financing was required to determine the existence of any derivatives that may require separate accounting under applicable accounting guidance.

How We Addressed the Matter in Our Audit	To test the initial accounting for the 2021 Financing, our audit procedures included, among others, inspection of the agreements underlying the 2021 Financing and testing management's application of the relevant accounting guidance, including the determination of the balance sheet classification of each element of the 2021 Financing and the identification of any derivatives included in the arrangements. We involved professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the accounting for the elements of the 2021 Financing, including conclusions reached with respect to the balance sheet classification of each of the elements as well as the identification of embedded features or derivatives that require separate accounting.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2007.
Boston, Massachusetts
March 3, 2022

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	2021	2020
	(Amounts in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$141,636	$77,202
Investments, available for sale	—	52,766
Marketable equity securities	1,463	1,969
Interest receivable	—	145
Deferred offering costs	15	—
Accounts receivable	218	686
Income taxes receivable, current	—	2,346
Prepaid expenses and other current assets	6,997	7,610
Total current assets	150,329	142,724
Property and equipment, net	5,242	6,363
Restricted cash	1,157	1,157
Other assets	3	51
Operating lease right-of-use assets, long-term	8,585	8,968
Total assets	$165,316	$159,263
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,606	$230
Accrued expenses and other liabilities, current portion	12,359	9,017
Lease liability, current portion	1,155	931
Total current liabilities	16,120	10,178
Accrued expenses, net of current portion	28	108
Deferred revenue, long-term	7,595	2,750
Lease liability, net of current portion	13,910	15,065
Warrant liabilities, long-term (Note 14)	15,438	—
Total liabilities	53,091	28,101
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; 32,500 shares designated as Series X1; 13,997 shares of Series X1 issued and outstanding as of December 31, 2021; and no shares issued and outstanding as of December 31, 2020	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 34,939,628 and 32,062,799 shares issued and 34,739,027 and 31,862,198 outstanding as of December 31, 2021 and 2020, respectively	34	31
Additional paid-in capital	461,765	400,636
Accumulated other comprehensive loss	(76)	(58)
Accumulated deficit	(349,498)	(269,447)
Total stockholders’ equity	112,225	131,162
Total liabilities and stockholders’ equity	$165,316	$159,263

See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year ended December 31,
	2021	2020
	(Amounts in thousands, except per share data)
Revenue:
License and research and development revenue	$39	$7,902
Other revenue	32,539	—
Total revenue	32,578	7,902
Operating expenses:
Research and development	87,555	61,624
General and administrative	22,531	18,925
Total operating expenses	110,086	80,549
Loss from operations	(77,508)	(72,647)
Investment income	46	1,202
Unrealized loss on marketable equity securities	(506)	(3,406)
Unrealized loss on warrant liabilities (Note 14)	(2,083)	—
Loss before income taxes	(80,051)	(74,851)
Income tax benefit	—	85
Net loss	$(80,051)	$(74,766)
Other comprehensive income:
Unrealized loss on investments, available for sale	(18)	(27)
Comprehensive loss	$(80,069)	$(74,793)

Net loss attributable to common stockholders - basic and diluted	$(80,051)	$(74,766)

Net loss per share attributable to common stockholders - basic and diluted	$(2.33)	$(2.40)

Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	34,405	31,200

 See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Preferred Stock		Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	Amount	Issued	In Treasury	Amount
	(in thousands)
Balance at December 31, 2019	—	$—	24,066	200	$24	$296,145	$(31)	$(194,681)	$101,457
Exercise of stock options	—	—	117	—	—	833	—	—	833
Release of restricted stock units	—	—	136	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	—	—	—	11,113	—	—	11,113
Proceeds from at-the-market offering, net of issuance costs	—	—	2,008	—	2	22,486	—	—	22,488
Sale of common stock and pre-funded warrants (2020 Financing), net of underwriters’ discount and costs	—	—	5,735	—	5	70,059	—	—	70,064
Net loss	—	—	—	—	—	—	—	(74,766)	(74,766)
Balance at December 31, 2020	—	$—	32,062	200	$31	$400,636	$(58)	$(269,447)	$131,162
Exercise of stock options	—	—	24	—	—	138	—	—	138
Release of restricted stock units	—	—	434	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	(18)	—	(18)
Stock-based compensation expense	—	—	—	—	—	12,572	—	—	12,572
Proceeds from at-the-market offering, net of issuance costs	—	—	165	—	—	2,042	—	—	2,042
Sale of common and preferred stock, warrants and royalty interest (2021 Financing), net of issuance costs	14	—	2,253	—	3	46,377	—	—	46,380
Net loss	—	—	—	—	—	—	—	(80,051)	(80,051)
Balance at December 31, 2021	14	$—	34,938	200	$34	$461,765	$(76)	$(349,498)	$112,225
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2021	2020
Operating activities	(in thousands)
Net loss	$(80,051)	$(74,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,479	1,605
Stock-based compensation expense	12,572	11,113
Amortization of premiums on investments	35	48
Non-cash lease expense	383	284
Unrealized loss on marketable equity securities	506	3,406
Unrealized loss on warrant liabilities	2,083	—
Loss (gain) on disposal of asset	6	(2)
Changes in operating assets and liabilities:
Accounts receivable	(65)	(81)
Interest receivable	145	115
Prepaid expenses and other current assets	613	(3,043)
Other assets	48	45
Accounts payable	2,264	(651)
Accrued expenses and other liabilities	3,413	929
Income taxes receivable	2,346	12
Operating lease liability	(931)	(268)
Deferred revenue	—	(7,783)
Net cash used in operating activities	(55,154)	(69,037)
Investing activities
Purchases of property and equipment	(255)	(210)
Purchases of investments	—	(156,671)
Maturities of investments	52,713	157,225
Net cash provided by investing activities	52,458	344
Financing activities
Proceeds from at-the-market offering, net of issuance costs	2,575	21,955
Proceeds from exercise of stock options	138	833
Proceeds from common stock and pre-funded warrants sold (2020 Financing), net of underwriters’ discount and costs	—	70,064
Proceeds from common and preferred stock, warrants and royalty interest sold (2021 Financing), net of issuance costs	64,417	—
Net cash provided by financing activities	67,130	92,852
Net increase in cash, cash equivalents and restricted cash	64,434	24,159
Cash, cash equivalents and restricted cash at beginning of period	78,359	54,200
Cash, cash equivalents and restricted cash at end of period	$142,793	$78,359
Supplemental cash flow information:
Purchases of property and equipment unpaid at period end	$112	$3
Public offering costs unpaid at period end	$300	$—
Cash paid included in measurement of lease liabilities	$2,969	$2,406
Warrants issued	$13,355	$16,736
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Concert Pharmaceuticals, Inc., or the Company, was incorporated on April 12, 2006 as a Delaware corporation and has its operations based in Lexington, Massachusetts. The Company is a late-stage clinical biopharmaceutical company that is developing CTP-543, a JAK 1/2 inhibitor that it discovered through the application of its DCE Platform. The Company is evaluating CTP-543 in a Phase 3 clinical program for the treatment of alopecia areata, a serious autoimmune dermatological condition. If these trials are successful, the Company intends to file an NDA with the FDA in the first half of 2023. There are currently no FDA-approved treatments for alopecia areata.
Liquidity and Going Concern
In February 2014, the Company completed its initial public offering, whereby the Company sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, the Company sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, the Company sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, the Company sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds the Company received from the 2020 Financing was $70.1 million.
In June 2015, the Company received a one-time payment of $50.2 million from Auspex pursuant to a patent assignment agreement between the Company and Auspex. The Company became eligible to receive the payment due to a change of control of Auspex, which was acquired by Teva in May 2015.
In July 2017, the Company completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex pursuant to the Vertex Agreement. The Company received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to the Company in February 2019. In May 2021, the Company entered into the Vertex Amendment and received an additional $32.0 million in cash. For additional information concerning the revenue arrangement with Vertex, see Note 12.
In March 2019, the Company entered into the ATM Agreement with Jefferies. As of December 31, 2021, the Company had sold 2,209,687 shares of its common stock pursuant to the ATM Agreement for aggregate net proceeds of $25.2 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. For additional information on the ATM Agreement, see Note 13.
In November 2021, the Company closed the 2021 Financing, raising $64.4 million in aggregate net proceeds. The 2021 Financing consisted of the sale of (i) 13,997 shares of Series X1 Preferred Stock, (ii) 2,253,000 shares of common stock, (iii) warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of the Company’s right to receive potential future AVP-786 royalties under the Avanir Agreement. If the warrants issued in connection with the 2021 Financing are exercised in full, the Company would receive additional gross proceeds of $103.1 million.
As of December 31, 2021, the Company had cash, cash equivalents and investments of $141.6 million and net working capital of $134.2 million. The Company has incurred cumulative net losses of $349.5 million since inception and requires capital to continue future development activities. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has financed its operations primarily through the public offering and private placement of its equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. The Company expects its expenses to increase in connection with its ongoing activities, particularly as it conducts its Phase 3 clinical program of CTP-543 in alopecia areata and seeks marketing approval for CTP-543. For information regarding the Company’s recently completed equity financings, see Notes 13-15.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•raise funding through the sale of the Company’s common or preferred stock;
•raise funding through debt financing; and
•establish collaborations with potential partners to advance the Company’s product pipeline.
Based on the Company’s current operating plan, management believes that its current cash, cash equivalents and investments will allow the Company to meet its liquidity requirements into the fourth quarter of 2022. The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.
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
The consolidated financial statements have been prepared in accordance with GAAP. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company and the Chief Executive Officer view the Company’s operations and manage its business as one operating segment: the development of pharmaceutical products on its own behalf or in collaboration with others. All material long-lived assets of the Company reside in the United States. The Company does use contract research organizations and research institutions located outside the United States. Some of these expenses are subject to collaboration reimbursement, which is presented as a component of license and research and development revenue in the consolidated statements of operations and comprehensive loss.
The accompanying consolidated financial statements include the accounts of Concert Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.
Use of Estimates and Summary of Significant Accounting Policies
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities and the Company’s ability to continue as a going concern. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition; prepaid and accrued research and development expenses; stock-based compensation expense; fair value of warrant liabilities; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
Cash, Cash Equivalents and Investments
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available for sale and records them at fair value in the accompanying consolidated balance sheets. Unrealized gains or losses are included in accumulated other comprehensive income (loss). Premiums or discounts from par value are amortized or accreted to investment income over the life of the underlying investment.
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The Company classifies all investments as current assets, as these assets are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2021 and 2020, there were no realized gains or losses on sales of investments, and no investments were adjusted for other-than-temporary declines in fair value.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of money market funds, investments (including interest receivable) and accounts receivable. The Company’s current investment policy is to maintain a diversified investment portfolio in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities. The Company’s cash is deposited in and invested through highly rated financial institutions in North America.
The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no foreign exchange contracts, option contracts or other foreign exchange hedging arrangements.
As of December 31, 2021 and 2020, substantially all of the Company’s cash was deposited in accounts at two financial institutions, thus limiting the amount of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits.
Accounts receivable generally represent amounts due from collaboration partners, from rebates with vendors and from sales under the at-the-market offering program discussed in Note 13. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.
Property and Equipment
Property and equipment are recognized at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful life or the related lease term. Repair and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment. Potential impairment is assessed when there is evidence that events or circumstances indicate that the carrying amount of an asset may not be recovered. No such impairment losses have been recorded for the year ended December 31, 2021 and 2020.
Rent Expense
Rent expense for the years ended December 31, 2021 and 2020 consists of the Company’s facility at 65 Hayden Avenue, Lexington, Massachusetts. The Company’s operating lease for this facility provides for scheduled annual rent increases throughout the lease term, which expires on January 1, 2029. Additionally, the Company has received certain lease incentives, which are recognized as a reduction to rent expense over the remaining lease term. For additional details regarding the Company’s operating lease, see Note 11.
Contingencies
The Company records liabilities for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Legal costs in connection with legal and other contingencies are expensed as costs are incurred. No liabilities for legal and other contingencies were accrued as of December 31, 2021 and 2020.
Revenue Recognition
The Company has generated revenue through arrangements with collaborators and nonprofit organizations for the development and commercialization of product candidates, a patent assignment agreement and asset sales.
The Company accounts for revenue according to the FASB ASU, 2014-09, Revenue from Contracts with Customers, and all related amendments, which is also referred to as ASC 606. ASC 606 is a single comprehensive model to account for revenue arising from contracts with customers and is based on the principle that an entity should recognize revenue to depict the transfer

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts and costs to obtain or fulfill contracts. For additional information, see Note 12.
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
Accounting for Stock-Based Compensation
The Company issues stock options and RSUs to certain employees, officers and directors. The Company accounts for stock compensation using the fair value method, which results in the recognition of compensation expense over the vesting period of the awards. For additional information, see Note 8.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. The Company evaluates tax positions taken, or expected to be taken, in the course of preparing its tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recognized as a tax expense. As of December 31, 2021 and 2020, the Company did not have any significant uncertain tax positions.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2021 and 2020, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. Comprehensive loss consists of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss is presented separately on the consolidated balance sheets and consists entirely of unrealized holdings losses on investments as of December 31, 2021 and 2020.
Recently Adopted Accounting Pronouncements
The Company did not adopt any accounting pronouncements during the year ended December 31, 2021.
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
3. Fair Value Measurements
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of December 31, 2021 and 2020 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

	Level 1	Level 2	Level 3	Total
December 31, 2021
Cash equivalents:
Money market funds	$132,850	$—	$—	$132,850
Marketable equity securities:
Corporate equity securities	1,463	—	—	1,463
Total	$134,313	$—	$—	$134,313

Warrant liabilities (Note 14)	$—	$15,438	$—	$15,438

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash equivalents:
Money market funds	$69,928	$—	$—	$69,928
Investments, available for sale:
U.S. Treasury obligations	25,528	—	—	25,528
Government agency securities	8,737	18,501	—	27,238
Marketable equity securities:
Corporate equity securities	1,969	—	—	1,969
Total	$106,162	$18,501	$—	$124,663

4. Cash, Cash Equivalents, Investments and Marketable Equity Securities
Cash, cash equivalents, available-for-sale investments and marketable equity securities consisted of the following as of December 31, 2021 and 2020:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2021
Cash	$8,786	$—	$—	$8,786
Money market funds	132,850	—	—	132,850
Cash and cash equivalents	$141,636	$—	$—	$141,636

December 31, 2021	Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities	$10,451	$—	$(8,988)	$1,463

	Average maturity	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2020
Cash		$7,274	$—	$—	$7,274
Money market funds		69,928	—	—	69,928
Cash and cash equivalents		$77,202	$—	$—	$77,202

U.S. Treasury obligations	70 days	$25,523	$5	$—	$25,528
Government agency securities	82 days	27,225	13	—	27,238
Investments, available for sale		$52,748	$18	$—	$52,766

December 31, 2020		Acquisition value	Unrealized gains	Unrealized losses	Fair value
Marketable equity securities		$10,451	$—	$(8,482)	$1,969

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Restricted Cash
Restricted cash as of December 31, 2021 and 2020 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts. For additional information regarding the Company’s lease, see Note 11. Cash, cash equivalents and restricted cash consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$141,636	$77,202
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$142,793	$78,359
6. Property and Equipment
Property and equipment consisted of the following as of December 31, 2021 and 2020:

	Estimated useful life (in years)	December 31, 2021	December 31, 2020
Laboratory equipment	5	$2,857	$3,352
Computer, telephone and office equipment	3	149	881
Software	3	286	187
Leasehold improvements	Lesser of useful life or remaining lease term	6,060	5,943
		9,352	10,363
Less accumulated depreciation and amortization		(4,110)	(4,000)
		$5,242	$6,363
Depreciation and amortization expense was charged to operations in the amounts of $1.5 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accrued professional fees and other	$1,094	$709
Employee compensation and benefits	3,617	3,690
Research and development expenses	7,648	4,618
Accrued expenses and other liabilities	$12,359	$9,017

Employee compensation and benefits, net of current portion	$28	$108
Accrued expenses and other liabilities, net of current portion	$28	$108
8. Stock-Based Compensation
Stock incentive plans
The Company previously sponsored an Amended and Restated 2006 Stock Option and Grant Plan, or the 2006 Plan, which provided for the issuance of shares of common stock in the form of incentive stock options, nonstatutory stock options, awards of stock and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. The 2006 Plan was replaced by the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, which became effective in February 2014. The 2014 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. In addition, the 2014 Plan includes an “evergreen

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2014 Plan. Effective January 1, 2022, 1,389,561 shares were added to the 2014 Plan for future issuance pursuant to this evergreen provision.
The 2006 Plan has no shares remaining available for grant, although existing stock options granted under the 2006 Plan remain outstanding. As of December 31, 2021, 1,463,441 shares were available for future grant under the 2014 Plan.
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
The following table provides certain information related to the Company’s outstanding stock options as of December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Weighted-average fair value of options granted, per option	$7.09	$6.53
Aggregate grant date fair value of options vested during the year	$8,046	$8,506
Total cash received from exercises of stock options	$138	$833
Total intrinsic market value of stock options exercised	$45	$452
The weighted-average fair value of options granted in the years ended December 31, 2021 and 2020 reflect the following weighted-average assumptions:

	Year ended December 31,
	2021	2020
Expected volatility	69.83%	68.60%
Expected term	6.0 years	6.0 years
Risk-free interest rate	0.60%	1.31%
Expected dividend yield	—%	—%
Expected volatility. For the years ended December 31, 2021 and 2020, expected volatility was calculated based on the historical volatility of the Company’s common stock.
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
Risk-free interest rate. For the years ended December 31, 2021 and 2020, the risk-free interest rate was estimated using an average of treasury bill interest rates over a period commensurate with the expected term of the option at the time of grant.
Expected dividend yield. The expected dividend yield is zero, as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
Forfeiture rate. The Company elected to estimate potential forfeiture of stock grants and adjust compensation cost accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up in the period of change and impact the amount of stock compensation expense to be recognized in future periods. For the years ended December 31, 2021 and 2020, the Company assumed forfeiture rates of approximately 7%.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of stock option activity for the year ended December 31, 2021:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Market Value
			(in years)
Outstanding at December 31, 2020	4,652,870	$14.48
Granted	861,143	$11.57
Exercised	(24,146)	$5.72
Forfeited or expired	(292,547)	$11.48
Outstanding at December 31, 2021	5,197,320	$14.21	6.05	$1
Exercisable at December 31, 2021	3,911,142	$14.81	5.32	$1
Vested and expected to vest at December 31, 2021 (1)	5,099,993	$14.25	6.01	$1
(1)Represents the number of vested stock option shares as of December 31, 2021, plus the number of unvested stock option shares that the Company estimated as of December 31, 2021 would vest, based on the unvested stock option shares as of December 31, 2021 and an estimated forfeiture rate of 7%.
As of December 31, 2021, there was $8.5 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.1 years.
Restricted stock units
On August 15, 2019, or the 2019 RSU grant date, the Company granted 0.4 million RSUs, or the 2019 RSUs, to certain officers and employees. All of the 2019 RSUs are service-based and vest annually over two years. 35% of the 2019 RSUs vested on the first anniversary of the 2019 RSU grant date, and the remainder vested on the second anniversary of the 2019 RSU grant date.
On February 14, 2020, or the 2020 RSU grant date, the Company granted 0.4 million RSUs, or the 2020 RSUs, to certain officers and employees. All of the 2020 RSUs are service-based and vest ratably over three years, with one third of the 2020 RSUs vesting on each anniversary of the 2020 RSU grant date through February 14, 2023.
On January 5, 2021, or the January 2021 RSU grant date, the Company granted 0.3 million RSUs, or the January 2021 RSUs, to officers and employees. All of the January 2021 RSUs are service-based and vest ratably over three years, with one third of the January 2021 RSUs vesting on each anniversary of the January 2021 RSU grant date through January 5, 2024.
On June 10, 2021, or the June 2021 RSU grant date, the Company granted 0.2 million RSUs, or the June 2021 RSUs, to employees and directors. All of the June 2021 RSUs are service-based, with half of the grants to employees vesting six months after the June 2021 RSU grant date and the remainder vesting on the first anniversary of the June 2021 RSU grant date, and the grants to directors vesting on the earlier of the first anniversary of the June 2021 RSU grant date or one day prior to the Company’s 2022 annual meeting of stockholders.
RSUs are not included in issued and outstanding common stock until the shares have vested and settled. As of December 31, 2021, all of the 2019 RSUs had vested, 0.1 million of the 2020 RSUs had vested and 0.1 million of the June 2021 RSUs granted to employees had vested. The fair value of an RSU is measured based on the market price of the underlying common stock as of the date of grant.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of RSU activity for the year ended December 31, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	661,033	$10.64
Granted	486,643	$9.74
Released	(434,360)	$9.56
Forfeited	(85,124)	$10.01
Outstanding at December 31, 2021	628,192	$10.78
As of December 31, 2021, there was $4.3 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 1.4 years.
Stock-based compensation expense
Total stock-based compensation expense related to all stock-based options and awards recognized in the consolidated statements of operations and comprehensive loss is as follows for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Research and development	$6,607	$5,800
General and administrative	5,965	5,313
Total stock-based compensation expense	$12,572	$11,113

9. Loss Per Share
Basic net loss per common share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of stock options, RSUs or preferred stock as common stock equivalents. The weighted-average common shares outstanding as of December 31, 2021 and 2020 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with the 2020 Financing, as discussed in Note 15. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of loss per share for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(80,051)	$(74,766)
Denominator:
Weighted-average shares outstanding - basic and diluted	34,405	31,200

Net loss per share applicable to common stockholders - basic and diluted	$(2.33)	$(2.40)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	5,197	4,653
Restricted stock units	628	661
Warrants	16,311	61
Series X1 Preferred Stock	13,997	—

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Income Taxes
During the year ended December 31, 2021, the Company recorded a net loss before taxes of $80.1 million and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the year ended December 31, 2021.
On July 25, 2017, the transaction contemplated by the Vertex Agreement was completed, as discussed further in Note 12, and Vertex paid the Company $160.0 million in cash, with $16.0 million initially held in escrow. For income tax purposes, the $16.0 million held in escrow was recognized under the installment method and therefore deferred until the cash was received by the Company in February 2019. Under Section 453A of the U.S. Internal Revenue Code, or the Code, the Company is required to recognize interest on the deferred tax liability with respect to the portion of the installment sale outstanding as of the close of each taxable year that exceeds $5.0 million. As a result, the Company accrued interest of $0.2 million for 2018. The $16.0 million initially held in escrow was released to the Company in February 2019, and the Company recognized no interest for 2019. During 2020, the Company was able to utilize $0.1 million of state research and development tax credits with its Massachusetts state tax return for the year ending December 31, 2019. The Company has established a full valuation allowance against these credits, and as such the Company booked a discrete benefit of $0.1 million in 2020 for the utilization of these credits against its Massachusetts state liability.
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
The Tax Cuts and Jobs Act, or TCJA, repealed the corporate alternative minimum tax, or AMT, for years after 2017. Companies that were previously subject to the AMT and have AMT tax credit carryforwards as of December 31, 2017 are eligible for a refund of these credits for tax years beginning after 2017 and before 2022. The Company was subject to AMT in the amount of $1.9 million in 2017. Since the AMT paid on its 2017 tax return generated an AMT credit that will be refundable between 2018 and 2022, the Company recorded a $1.9 million income tax receivable rather than a tax expense for 2017. Further, the Company had a deferred tax asset for its AMT credit carryforward related to its AMT liability paid in 2015 in the amount of $0.3 million. This deferred tax asset was previously offset by a full valuation allowance. As a result of the change in law, the Company reclassified the 2015 AMT credit carryforward from deferred tax assets to income tax receivable during 2017. As of December 31, 2020, the Company had a $2.3 million income tax receivable related to AMT taxes in prior years. The Company received these refundable credits during the year ended December 31, 2021.
The Company’s ability to use its operating loss carryforwards and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the Code. Net operating loss and tax credit carryforwards are subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Code. Such changes would limit the Company’s use of its operating loss and tax credit carryforwards. In such a situation, the Company may be required to pay income taxes, even though significant operating loss and tax credit carryforwards exist. Additionally, any future financing could result in a change in control, as defined by Sections 382 and 383 of the Code, which could further limit the Company’s use of its operating loss and tax credit carryforwards.
A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes	6.4%	6.6%
Change in valuation allowance	(30.0)%	(30.3)%
Research and development and other credits	4.6%	3.5%
Permanent items	(2.0)%	(0.7)%
Effective income tax rate	—%	0.1%
The significant components of the Company’s net deferred tax assets consist of the following as of December 31, 2021 and 2020:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$73,794	$57,057
Deferred revenue	2,075	751
Research and development and other credit carryforwards	25,836	21,546
Lease liability	4,116	4,370
Other	12,106	10,585
	117,927	94,309
Valuation allowance	(114,470)	(90,446)
Total deferred tax assets, net of valuation allowance	$3,457	$3,863
Deferred tax liabilities:
Fixed assets	$1,112	$1,413
Right of use asset	2,345	2,450
Total deferred tax liabilities	$3,457	$3,863
Net deferred tax assets	$—	$—
Subject to the limitations described above and the impacts of the TCJA, as of December 31, 2021, the Company had gross federal net operating loss carryforwards of $282.1 million and state net operating loss carryforwards of $230.3 million available to reduce future taxable income, of which $54.8 million of the gross federal net operating loss carryforwards and $230.3 million of the state net operating loss carryforwards will expire at various dates beginning in 2034. Approximately $227.3 million of the federal net operating loss carryforwards will be carried forward indefinitely. The Company also had federal and state tax credit carryforwards of $20.5 million and $6.7 million, respectively, available to reduce future tax liabilities, which expire at various dates through 2041.
Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the carryforward period. The Company currently has deferred tax assets in excess of its deferred tax liabilities, resulting in the Company having net deferred tax assets. The Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and concluded that it is more likely than not that the Company will not realize the benefit of its net deferred tax assets. As a result, the net deferred tax assets have been fully reserved as of December 31, 2021 and 2020.
As of December 31, 2021, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.
Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the statement of operations. As of December 31, 2021, the Company had no accrued interest related to uncertain tax positions.
The Company is currently open to examination under the statute of limitations by the IRS and state jurisdictions for the tax years ended 2018 through 2020. Carryforward tax attributes generated in years prior to 2018 may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.
11. Commitments
Lease
The Company currently has a lease, or the Lease, for approximately 56,000 square feet of office and laboratory space located at 65 Hayden Avenue, Lexington, Massachusetts, or the Premises. The Lease is classified as an operating lease. The lease term

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company received an improvement allowance from the landlord of approximately $5.0 million for certain permitted costs related to the design of the Company’s improvements to the Premises, consisting of normal tenant improvements. The Company is deemed to be the owner of these tenant improvements during the lease term. These $5.0 million of improvements are included in the Company’s property, plant and equipment balances in its consolidated balance sheets as of December 31, 2021 and 2020 and are depreciated over the shorter of their useful life or the related lease term.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASC 842. ASC 842 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASC 842 also requires certain qualitative and quantitative disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASC 842 effective January 1, 2019.
On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represented the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of December 31, 2021 and 2020, the Company had a long-term lease asset of $8.6 million and $9.0 million, respectively, recorded in its consolidated balance sheets.
The Company used an incremental borrowing rate of 13.08% to discount the remaining lease payments over the remaining lease term and recorded a lease liability of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of December 31, 2021 and 2020, the Company had a current lease liability of $1.2 million and $0.9 million, respectively, and a non-current lease liability of $13.9 million and $15.1 million, respectively, recorded in its consolidated balance sheets.
The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the consolidated statements of operations and comprehensive loss. For each of the years ended December 31, 2021 and 2020, the Company recognized $2.4 million in rent expense.
For the years ended December 31, 2021 and 2020, the Company paid rent of $3.0 million and $2.4 million, respectively. The year ended December 31, 2020 included two months of rent abatement according to the terms of the Lease. As a payment arising from an operating lease, the $3.0 million and $2.4 million is classified within operating activities in the consolidated statements of cash flows for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, the discount rate for the Lease was 13.08%, and the remaining lease term for the Premises was seven years and eight years, respectively.
Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2021 were as follows:

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities:	For the year ended December 31,
2022	3,058
2023	3,150
2024	3,244
2025	3,341
2026	3,442
Thereafter	7,196
Total lease payments	$23,431
Less imputed interest	$(8,366)
Total	$15,065
12. Revenue
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
When determining whether the customer has obtained control of the goods or services, the Company considers the point at which the customer may benefit from the goods or services. For licenses to product candidates, revenue is recognized upon grant or transfer of the exclusive license, as the Company’s licenses are considered functional in nature. For research, development and manufacturing activities, revenue is recognized as the work is performed using either the output or input method.
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s contracts may contain multiple performance obligations if a promise to transfer goods or services is separately identifiable from other promises in a contract and, therefore, is considered distinct. For contracts with multiple performance obligations, the Company determines the standalone selling price of each performance obligation and allocates the total transaction price using the relative selling price basis. The Company recognizes performance obligations based on their nature.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transaction price. The Company only includes an amount of variable consideration in the transaction price to the extent it is probable that a significant reversal in the cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company refers to this as the variable consideration constraint.
Due to the uncertainty associated with the occurrence of the underlying events which would trigger development and regulatory milestone consideration under its revenue arrangements, with the exception of those development and regulatory milestones received to date, the Company has concluded the variable consideration associated with all development and regulatory milestones to be fully constrained as of the ASC 606 transition date and as of December 31, 2021 and 2020, and therefore has not included such consideration in the transaction price for any of its revenue arrangements. The Company will reassess this conclusion at each subsequent reporting period and will only include amounts associated with regulatory or development milestones in the transaction price when, or if, the variable consideration is determined to be released from the constraint.
To date, the Company has not recognized any royalties or sales-based milestones under its licensing and collaboration arrangements. Royalties and sales-based milestones qualify for the sales-and-usage exemption under ASC 606 as (i) royalties are based strictly on the sales-and-usage by the licensee and (ii) a license of intellectual property is the sole or predominant item to which such royalties relate. Based on this exemption, these royalties are earned under the terms of a license agreement in the period the products are sold by the Company’s collaborator and the Company has a present right to payment.
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
Contract assets
The Company did not have a contract asset as of December 31, 2021 or 2020.
Contract liabilities
As of December 31, 2021 and 2020, the Company had $2.8 million in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance, but currently constrained from recognition. Contract liabilities are presented as deferred revenue and classified as current or non-current based on the timing of when the Company expects to recognize revenue. The $2.8 million in contract liabilities as of December 31, 2021 is related to a payment received from GSK that the Company will not recognize as revenue until all repayment obligations lapse.
During the year ended December 31, 2021, no deferred revenue was recognized into revenue.
Revenue arrangements
Vertex
On July 25, 2017, or the Vertex Closing Date, the Company completed the sale of worldwide development and commercialization rights to CTP-656, now known as VX-561, and other assets related to the treatment of cystic fibrosis to Vertex pursuant to the Vertex Agreement. The Company received $160.0 million in cash on the Vertex Closing Date, with $16.0 million initially held in escrow, which was released to the Company in February 2019. Additionally, upon the achievement of certain milestone events, Vertex agreed to pay the Company an aggregate of up to $90.0 million.
In May 2021, the Company entered into the Vertex Amendment. Pursuant to the Vertex Amendment, Vertex paid the Company $32.0 million in cash in exchange for the removal of the Milestone Obligation. As a result of the Vertex Amendment, the Company is not entitled to receive any further payments pursuant to the Vertex Agreement.
The Vertex Amendment changes the future obligations due from Vertex under the Vertex Agreement and was therefore treated as a contract modification. Since the Vertex Amendment does not provide for any new distinct goods or services, and the single performance obligation related to the arrangement was previously satisfied, the Company recognized the $32.0 million payment from Vertex as other revenue during the year ended December 31, 2021.
Previously, the variable consideration related to the Milestone Obligation was considered fully constrained due to the uncertainty associated with the achievement of the milestones. Pursuant to the Vertex Amendment, Vertex is no longer

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
obligated to make these future milestone payments, and as a result, they are no longer considered variable consideration. There are no performance obligations or variable consideration remaining associated with the Vertex Agreement.
Processa
On October 4, 2017, the Company entered into an Option and License Agreement, or the Option, with Promet Therapeutics, LLC, or Promet, pursuant to which the Company granted Promet an option to obtain an exclusive license to CTP-499 if certain conditions were met. On October 5, 2017, Promet closed an asset purchase with Heatwurx, Inc., a public company, creating Processa.
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
The Company is also eligible to receive royalties on worldwide net sales of PCS-499.
The Promet Amendment contained one performance obligation: an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize CTP-499. The Company determined that the transaction price was $10.5 million, which was based on the fair value of the non-cash consideration received on March 19, 2018, which consisted of 2,090,301 shares of publicly-traded common stock of Processa. The transaction price of $10.5 million was allocated to the single performance obligation. The performance obligation was considered satisfied at contract inception, as the exclusive license transferred control to the customer at this point in time. Accordingly, revenue of $10.5 million was recognized during the first quarter of 2018.
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
For the years ended December 31, 2021 and 2020, the Company recognized $16 thousand and $18 thousand, respectively, in revenue related to intellectual property cost reimbursements.
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
During the year ended December 31, 2019, the Company sold 36,167 shares of its common stock pursuant to the ATM Agreement for aggregate net proceeds of $0.4 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Additionally, the Company incurred approximately $0.3 million during the year ended December 31, 2019 related to legal, accounting and other fees in connection with the ATM Agreement.
During the year ended December 31, 2020, the Company sold 2,008,197 shares of its common stock pursuant to the ATM Agreement for aggregate net proceeds of $22.8 million, after payment of cash commissions of 3.0% of the gross proceeds to

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Jefferies. Additionally, the Company incurred approximately $0.3 million during the year ended December 31, 2020 related to legal, accounting and other fees in connection with the ATM Agreement.
During the year ended December 31, 2021, the Company sold 165,323 shares of its common stock pursuant to the ATM Agreement for aggregate net proceeds of $2.0 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Cash provided by financing activities for the year ended December 31, 2021 includes $0.5 million in aggregate net proceeds from sales pursuant to the ATM Agreement that had been classified as a receivable as of December 31, 2020.
14. 2021 Sale of Common and Preferred Stock, Warrants and Royalty Interest

On November 3, 2021, or the 2021 Financing Date, the Company entered into the 2021 Financing, which was a structured financing consisting of a securities purchase agreement, or the SPA, warrant agreements, or the Warrants, and a royalty purchase agreement, or the RPA. Pursuant to the 2021 Financing, the Company received aggregate gross proceeds of $65.0 million in exchange for the sale of (i) 13,997 shares of Series X1 Preferred Stock, (ii) 2,253,000 shares of common stock, (iii) Warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of the Company’s right to receive potential future AVP-786 royalties under the Avanir Agreement, or the Royalty Interest.
Preferred Stock
On November 3, 2021, the Company filed a certificate of designation with the Delaware Secretary of State setting forth the preferences, rights and limitations of a newly designated series of preferred stock known as “Series X1 Preferred Stock.” 32,500 shares have been designated as Series X1 Preferred Stock.
The Series X1 Preferred Stock is convertible into shares of common stock at a conversion rate of 1,000 shares of common stock per share of Series X1 Preferred Stock, at the option of the holder, subject to certain limitations. Except in limited circumstances, the Series X1 Preferred Stock does not have voting rights. Holders of the Series X1 Preferred Stock are entitled to receive dividends on an as converted to common stock basis when and if declared. In any liquidation or dissolution of the Company, the Series X1 Preferred Stock will rank on parity with the common stock in the distribution of assets, to the extent legally available for distribution, and will receive any dividends declared but unpaid on such shares.
Warrants
The Warrants consisted of (i) warrants to purchase an aggregate of 8,125 shares of Series X1 Preferred Stock at an initial exercise price (on a common stock equivalent basis) of $5.34 per share, or the First Tranche Warrants, and (ii) warrants to purchase an aggregate of an additional 8,125 shares of Series X1 Preferred Stock at an initial exercise price (on a common stock equivalent basis) of $7.35 per share, or the Second Tranche Warrants. The Warrants are exercisable at any time prior to the expiration date.
The term of the First Tranche Warrants and Second Tranche Warrants is contingent on the outcome of the Company’s CTP-543 THRIVE-AA1 Phase 3 clinical trial and THRIVE-AA2 Phase 3 clinical trial, respectively. The Warrants expire 90 days after the occurrence of both (i) the public disclosure by the Company of the achievement of statistical significance on each of the primary endpoints of the respective clinical trial and (ii) a determination by the Company that there are no safety or other issues that would impede the Company’s filing of an NDA without first requiring an additional clinical trial that is not already contemplated by the Company’s development plans for CTP-543. In the event that either event (i) or (ii) does not occur, the Warrants will expire 90 days after the earlier of (a) the public release of topline data from two ongoing Phase 3 clinical trials being conducted by Avanir in the indication of agitation in Alzheimer’s disease patients and (b) written notification to the Investors that the Company has received written notice from Avanir of a decision to cease both such clinical trials early. In the event that neither event (a) nor (b) occurs, the Warrants will expire upon the 10th anniversary from issuance.
The exercise price of the Warrants is subject to a one-time adjustment in the event that the Company sells capital stock or derivative securities convertible into or exercisable for capital stock (subject to certain exemptions) at a weighted-average price per share below the initial exercise price, in which case the initial exercise price will be automatically reset upon exercise of the Warrant to an exercise price that is the midpoint between the initial exercise price and the weighted-average price per share, provided that the adjusted exercise price cannot be less than $2.88 per share.
Royalty Interest
As part of the 2021 Financing, under the RPA, the Investors purchased the Royalty Interest. Investors are initially entitled to an aggregate base amount of the future royalty payments of 35.0% in respect of worldwide net sales of licensed products under the Avanir Agreement, and may increase their percentage ownership (i) by up to 7.5% upon the exercise in full by the Investors of the First Tranche Warrants and (ii) by up to an additional 7.5% upon the exercise in full by the Investors of the Second Tranche

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants. Upon exercise of any portion of the First Tranche Warrants and/or Second Tranche Warrants by any Investor, such Investor is entitled to receive its pro rata share of the percentages set forth in the RPA.
Accounting Treatment
The Company received aggregate net proceeds of $64.4 million from the 2021 Financing after deducting offering expenses of $0.6 million payable by the Company.
The common stock, Series X1 Preferred Stock, Warrants and Royalty Interest were determined to be freestanding instruments, as they are legally detachable and separately exercisable from each other.
The Series X1 Preferred Stock is not redeemable outside the control of the Company, and the Company has the ability to settle any conversion in shares. As such, the Series X1 Preferred Stock is classified as a component of permanent stockholders’ equity within additional paid-in capital. The ability of the Series X1 Preferred Stock to be converted to common stock, or the Conversion Option, represents an embedded call option, and therefore, the Company performed an evaluation in accordance with ASC 815, Derivatives and Hedging, to determine whether the Conversion Option requires bifurcation as a derivative. As a result of the evaluation, the Company concluded that the Conversion Option feature is clearly and closely related to the equity host instrument and is not an embedded derivative requiring bifurcation. Additionally, the Company evaluated the Series X1 Preferred Stock for a beneficial conversion feature in accordance with ASC 470, Debt. The evaluation identified a beneficial conversion feature; however, because the Series X1 Preferred Stock is recorded at par value with the incremental amount recorded to additional paid-in capital, the beneficial conversion feature has no impact.
The Warrants include an exercise contingency that is based on an observable index other than the Company’s own operations, and therefore, are precluded from equity classification. As a result, the Warrants are classified as a liability and measured at fair value at inception with subsequent changes in fair value recognized in earnings as further discussed below.
The Royalty Interest does not meet the debt classification criteria, and as such, is accounted for under the deferred income model to be amortized under the units of revenue method. The two options to acquire an additional 7.5% of ownership in future AVP-786 royalties, or the Royalty Step Ups, are features embedded in the Royalty Interest. The Royalty Step Ups do not require bifurcation, as they are subject to scope exception because they pertain to the sale of future revenues.
The aggregate proceeds of the 2021 Financing were first allocated to the Warrants based on fair value, with the remaining proceeds allocated to the common stock, Series X1 Preferred Stock and Royalty Interest on a relative fair value basis. The First Tranche Warrants and Second Tranche Warrants were valued using a Black-Scholes-Merton option pricing model, resulting in a fair value of $7.5 million and $5.9 million, respectively, as of the 2021 Financing Date. The relative fair value allocated to common stock and Series X1 Preferred Stock totaled $6.5 million and $40.3 million, respectively. The relative fair value allocated to the Royalty Interest was $4.8 million.
Warrant Fair Value Assumptions
As of December 31, 2021, the fair value of the First Tranche Warrants and Second Tranche Warrants was $8.5 million and $6.9 million, respectively. The Company estimated the fair value of the Warrants using the Black-Scholes-Merton option pricing model. The fair value assumptions related to the Warrants as of November 3, 2021 and December 31, 2021 were as follows:

	As of November 3, 2021
	Tranche 1	Tranche 2
Expected volatility	74.90%	74.50%
Expected term	2.84 years	2.95 years
Risk-free interest rate	0.77%	0.77%
Expected dividend yield	—%	—%

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Tranche 1	Tranche 2
Expected volatility	75.90%	76.40%
Expected term	2.68 years	2.80 years
Risk-free interest rate	0.97%	0.97%
Expected dividend yield	—%	—%
The expected term is probability-weighted based on the anticipated terms dictated by the possible outcomes of the Warrants. The expected volatility is calculated based on the historical volatility of the Company commensurate with the expected term. The risk-free interest rate is based on the average treasury bill interest rate over a period commensurate with the expected term. The expected dividend yield is zero, as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
Related Party Participation in the 2021 Financing
The Investors in the 2021 Financing included RA Capital. At the time of entering into the 2021 Financing, RA Capital held greater than 5% of the Company's outstanding common stock, and two members of the Company's board of directors maintained minority, non-controlling interests in RA Capital. RA Capital purchased 7,500 shares of Series X1 Preferred Stock, 7,500 Warrants and a base amount of 16.2%, which could potentially increase up to 23.1%, of the Royalty Interest for $30.0 million in cash.
As of December 31, 2021, the Company's consolidated balance sheet includes RA Capital's portion of deferred revenue and warrant liabilities of $2.2 million and $7.1 million, respectively. For the year ended December 31, 2021, the Company's consolidated statement of operations and consolidated statement of cash flows include RA Capital's portion of the unrealized loss on warrant liabilities of $1.0 million. Additionally, the consolidated statement of cash flows includes proceeds net of issuance of costs received from RA Capital of $29.7 million for the year ended December 31, 2021.
15. 2020 Sale of Common Stock and Pre-Funded Warrants
In January 2020, the Company sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share, which included the full exercise of the underwriters’ option to purchase 982,863 additional shares of common stock. At the same time, the Company sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds to the Company from the 2020 Financing was $70.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company made matching contributions under the 401(k) Plan of $0.4 million for each of the years ended December 31, 2021 and 2020.
17. Warrants to Purchase Redeemable Securities
On June 8, 2017, the Company entered into a Loan Agreement with Hercules Technology Growth Capital, Inc., or Hercules. In connection with entering into the Loan Agreement, the Company issued warrants, or the Hercules Warrants, to certain entities affiliated with Hercules, exercisable for an aggregate of 61,273 shares of the Company’s common stock at an exercise price of $12.24 per share. The Hercules Warrants have a five-year term that expires on June 8, 2022 and may be exercised on a cashless basis. The Hercules Warrants had a total relative fair value of $0.5 million upon issuance and were recorded as a debt discount.
Pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815, the Hercules Warrants were classified as equity and were initially measured at relative fair value. Subsequent changes to fair value will not be recognized so long as the instrument continues to be equity classified. To determine the relative fair value, the Company measured the fair value of the Hercules Warrants as of June 8, 2017 using the Black-Scholes-Merton option pricing model. The significant assumptions used in estimating the fair value of the Hercules Warrants include the volatility of the stock underlying the Hercules Warrants, risk-free interest rate and estimated life of the Hercules Warrants. The Company used the following weighted-average assumptions:

Expected volatility	73.71%
Expected term (in years)	5
Risk-free interest rate	1.75%
Expected dividend yield	—%
Consistent with the Company’s weighted-average assumptions used in determining the fair value of options in 2017, expected volatility was estimated using a weighted average of the Company’s historical volatility of its common stock and the historical volatility of the common stock of a group of similar companies that were publicly traded.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual

Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after December 31, 2021, and is incorporated herein by reference.
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

3.2
Certificate of Designation of Preferences, Rights and Limitations of Series X1 Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2021)

3.3	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2014)

3.4	Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2017)

3.5	Second Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2020)

4.1	Specimen certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2014)

4.2
Form of Warrant Agreement, dated as of June 8, 2017, issued to Hercules Technology II, L.P. and Hercules Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2017)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2020)

4.4	Form of Tranche 1 and Tranche 2 Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2021)

4.5 *	Description of Capital Stock

10.1 #	Amended and Restated 2006 Stock Option and Grant Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on January 13, 2014)

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
Development and License Agreement, dated as of February 28, 2012, by and between the Registrant and Avanir Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2014)

10.15
Asset Purchase Agreement, dated as of March 3, 2017, by and among the Registrant, Vertex Pharmaceuticals (Europe) Limited, as Buyer, and Vertex Pharmaceuticals Incorporated, as Guarantor (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2017)

10.16
Amendment to Asset Purchase Agreement, dated as of May 17, 2021, by and among the Registrant, Vertex Pharmaceuticals (Europe) Limited, as Buyer, and Vertex Pharmaceuticals Incorporated, as Guarantor (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 17, 2021)

10.17
Securities Purchase Agreement, dated as of November 3, 2021, by and among the Registrant and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2021)

10.18 †*	Royalty Purchase Agreement, dated as of November 3, 2021, by and among the Registrant and the Buyers

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Ernst & Young LLP

31.1 *	Principal Executive Officer-Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Principal Financial Officer-Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Principal Executive Officer-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Principal Financial Officer-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
** Furnished herewith.
# Management contract or compensatory plan or arrangement.
† Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the

Securities and Exchange Commission

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2022.

CONCERT PHARMACEUTICALS, INC.

By:	/s/ Roger D. Tung, Ph.D.
Roger D. Tung, Ph.D.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger D. Tung, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2022
Roger D. Tung, Ph.D.

/s/ Marc A. Becker	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2022
Marc A. Becker

/s/ Richard H. Aldrich	Chairman of the Board	March 3, 2022
Richard H. Aldrich

/s/ Thomas G. Auchincloss, Jr.	Director	March 3, 2022
Thomas G. Auchincloss, Jr.

/s/ Ronald W. Barrett, Ph.D.	Director	March 3, 2022
Ronald W. Barrett, Ph.D.

/s/ Jesper Høiland	Director	March 3, 2022
Jesper Høiland

/s/ Peter Barton Hutt	Director	March 3, 2022
Peter Barton Hutt

/s/ Wilfred E. Jaeger, M.D.	Director	March 3, 2022
Wilfred E. Jaeger, M.D.

/s/ Christine van Heek	Director	March 3, 2022
Christine van Heek