Form 10-Q
period 2022-03-31
CONCERT PHARMACEUTICALS, INC.
filed 2022-05-05
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 2, 2022: 36,329,342

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
•our expectations regarding any future milestone payments or royalties we may receive as part of our agreement with Avanir Pharmaceuticals, Inc. with respect to AVP-786 and payments from our other collaboration and license arrangements;
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
•We will need substantial additional funding. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our development programs or commercialization efforts.
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.
CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$59,363	$141,636
Investments, available for sale	49,643	—
Marketable equity securities	899	1,463
Interest receivable	251	—
Deferred offering costs	—	15
Accounts receivable	744	218
Prepaid expenses and other current assets	3,868	6,997
Total current assets	114,768	150,329
Property and equipment, net	5,015	5,242
Restricted cash	1,157	1,157
Other assets	2	3
Operating lease right-of-use asset, long-term	8,469	8,585
Total assets	$129,411	$165,316
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,755	$2,606
Accrued expenses and other liabilities	11,111	12,359
Lease liability, current portion	1,216	1,155
Total current liabilities	15,082	16,120
Accrued expenses, net of current portion	—	28
Deferred revenue, long-term	7,595	7,595
Lease liability, net of current portion	13,574	13,910
Warrant liabilities, long-term (Note 13)	16,594	15,438
Total liabilities	52,845	53,091
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; 32,500 shares designated as Series X1; 13,997 shares of Series X1 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value per share; 100,000,000 shares authorized; 35,153,943 and 34,939,628 shares issued and 34,953,342 and 34,739,027 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	34	34
Additional paid-in capital	463,876	461,765
Accumulated other comprehensive loss	(118)	(76)
Accumulated deficit	(387,226)	(349,498)
Total stockholders’ equity	76,566	112,225
Total liabilities and stockholders’ equity	$129,411	$165,316
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
License and research and development revenue	$—	$5
Operating expenses:
Research and development	30,489	18,500
General and administrative	5,539	5,485
Total operating expenses	36,028	23,985
Loss from operations	(36,028)	(23,980)
Investment income	20	25
Unrealized (loss) gain on marketable equity securities	(564)	1,286
Unrealized loss on warrant liabilities (Note 13)	(1,156)	—
Net loss	$(37,728)	$(22,669)
Other comprehensive loss:
Unrealized loss on investments, available for sale	(42)	(16)
Comprehensive loss	$(37,770)	$(22,685)

Net loss per share applicable to common stockholders - basic and diluted	$(1.03)	$(0.67)

Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	36,687	33,894
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	Amount	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2021	14	$—	34,938	200	$34	$461,765	$(76)	$(349,498)	$112,225
Release of restricted stock units	—	—	216	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	(42)	—	(42)
Stock-based compensation expense	—	—	—	—	—	2,111	—	—	2,111
Net loss	—	—	—	—	—	—	—	(37,728)	(37,728)
Balance at March 31, 2022	14	$—	35,154	200	$34	$463,876	$(118)	$(387,226)	$76,566

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	Amount	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2020	—	$—	32,063	200	$31	$400,636	$(58)	$(269,447)	$131,162
Exercise of stock options	—	—	10	—	—	89	—	—	89
Release of restricted stock units	—	—	136	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	—	—	3,431	—	—	3,431
Proceeds from at-the-market offering, net of issuance costs	—	—	165	—	—	2,042	—	—	2,042
Net loss	—	—	—	—	—	—	—	(22,669)	(22,669)
Balance at March 31, 2021	—	$—	32,374	200	$31	$406,198	$(74)	$(292,116)	$114,039
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(37,728)	$(22,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	392
Stock-based compensation expense	2,111	3,431
Amortization of premiums on investments	172	29
Unrealized loss (gain) on marketable equity securities	564	(1,286)
Unrealized loss on warrant liabilities	1,156	—
Non-cash lease expense	116	84
Changes in operating assets and liabilities:
Accounts receivable	(526)	74
Deferred offering costs	15	—
Interest receivable	(251)	118
Prepaid expenses and other current assets	3,129	1,243
Other assets	1	19
Accounts payable	147	278
Accrued expenses and other liabilities	(1,276)	(2,206)
Operating lease liability	(275)	(221)
Net cash used in operating activities	(32,324)	(20,714)
Investing activities
Purchases of property and equipment	(92)	(92)
Purchases of investments	(49,857)	—
Maturities of investments	—	30,712
Net cash (used in) provided by investing activities	(49,949)	30,620
Financing activities
Proceeds from exercise of stock options	—	89
Proceeds from at-the-market offering, net of issuance costs	—	2,575
Net cash provided by financing activities	—	2,664
Net (decrease) increase in cash, cash equivalents and restricted cash	(82,273)	12,570
Cash, cash equivalents and restricted cash at beginning of period	142,793	78,359
Cash, cash equivalents and restricted cash at end of period	$60,520	$90,929
Supplemental cash flow information:
Purchases of property and equipment unpaid at period end	$3	$3
Cash paid included in measurement of lease liabilities	$764	$742
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business
Concert Pharmaceuticals, Inc., or the Company, was incorporated on April 12, 2006 as a Delaware corporation and has its operations based in Lexington, Massachusetts. The Company is a late-stage clinical biopharmaceutical company that is developing CTP-543, a Janus Kinase 1 and Janus Kinase 2 (JAK 1/2) inhibitor that it discovered through the application of its deuterated chemical entity platform, or DCE Platform®. As discussed in detail in the “Overview” section in Part I, Item 2. of this Quarterly Report on Form 10-Q, the Company is evaluating CTP-543 in a Phase 3 clinical program for the treatment of alopecia areata, a serious autoimmune dermatological condition.
Liquidity and Going Concern
As of March 31, 2022, the Company had cash, cash equivalents and investments of $109.0 million and net working capital of $99.7 million. The Company has incurred cumulative net losses of $387.2 million since inception and requires capital to continue future development activities. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has financed its operations primarily through the public offering and private placement of its equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. The Company expects its expenses to increase in connection with its ongoing activities, particularly as it conducts its Phase 3 clinical program of CTP-543 in alopecia areata and seeks marketing approval for CTP-543. For information regarding the Company’s recent equity financings, see Notes 12 and 13.
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
Under Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt about the entity’s ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the entity’s board of directors before the date that the financial statements are issued.
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
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period.
The accompanying condensed consolidated financial statements reflect the accounts of the Company and its subsidiaries. All intercompany transactions between the Company and its subsidiaries have been eliminated. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 3, 2022.
Unless otherwise indicated, all amounts in the following tables are in thousands except share and per share amounts.
Use of Estimates and Summary of Significant Accounting Policies
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and the disclosure of contingent assets and liabilities and the Company’s ability to continue as a going concern. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition; prepaid and accrued research and development expenses; stock-based compensation expense; fair value of warrant liabilities; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
During the three months ended March 31, 2022, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own stock, by eliminating the cash conversion and beneficial conversion feature accounting models for convertible debt and convertible preferred stock. Additionally, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, or December 31, 2023 and interim periods within those fiscal years for companies who meet the SEC definition of smaller reporting company. Early adoption is permitted, and entities are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

transition. The Company early adopted this standard effective January 1, 2022 on a modified retrospective basis, and it did not have a material effect on the condensed consolidated financial statements and related disclosures.
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
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of March 31, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

	Level 1	Level 2	Level 3	Total
March 31, 2022
Cash equivalents:
Money market funds	$44,940	$—	$—	$44,940
Investments, available for sale:
U.S. Treasury obligations	49,643	—	—	49,643
Marketable equity securities:
Corporate equity securities	899	—	—	899
Total	$95,482	$—	$—	$95,482

Warrant liabilities (Note 13)	$—	$16,594	$—	$16,594

	Level 1	Level 2	Level 3	Total
December 31, 2021
Cash equivalents:
Money market funds	$132,850	$—	$—	$132,850
Marketable equity securities:
Corporate equity securities	1,463	—	—	1,463
Total	$134,313	$—	$—	$134,313

Warrant liabilities (Note 13)	$—	$15,438	$—	$15,438

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Cash, cash equivalents, available-for-sale investments and marketable equity securities included the following as of March 31, 2022 and December 31, 2021:

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2022
Cash		$14,423	$—	$—	$14,423
Money market funds		44,940	—	—	44,940
Total cash and cash equivalents		$59,363	$—	$—	$59,363

U.S. Treasury obligations	87 days	$49,685	$—	$(42)	$49,643
Total investments, available for sale		$49,685	$—	$(42)	$49,643

March 31, 2022		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities		$10,451	$—	$(9,552)	$899

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
Cash	$8,786	$—	$—	$8,786
Money market funds	132,850	—	—	132,850
Total cash and cash equivalents	$141,636	$—	$—	$141,636

December 31, 2021	Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities	$10,451	$—	$(8,988)	$1,463
Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The Company classifies all investments as current assets, as these assets are readily available for use in current operations. The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. During 2022 and 2021, there were no realized gains or losses on sales of investments, and no investments were adjusted other than for temporary declines in fair value.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Restricted Cash
Restricted cash as of March 31, 2022 and 2021 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts, or the Premises. For additional information regarding the Company’s lease, refer to Note 11. Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$59,363	$89,772
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$60,520	$90,929
6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued professional fees and other	$617	$1,094
Employee compensation and benefits	874	3,617
Research and development expenses	9,620	7,648
Accrued expenses and other liabilities	$11,111	$12,359

Employee compensation and benefits, net of current portion	$—	$28
Accrued expenses and other liabilities, net of current portion	$—	$28
7. Income Taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Sections 382 and 383 of the U.S. Internal Revenue Code, or the Code. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code. Such changes would limit the Company’s use of its operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of March 31, 2022, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2022 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit relating to this period.
The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2020. Under ASU 2019-12, the Company, having a full valuation and a loss in continuing operations, will no longer include the impacts of items in other comprehensive income in determining intra-period allocation of tax expense for continuing operations. Under ASU 2019-12, the Company can apply this change to intra-period tax allocation on a prospective basis. For the three months ended March 31, 2022, the Company applied the tax allocation rules of ASU 2019-12 to the $42 thousand of

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

unrealized losses on available-for-sale investments recognized in other comprehensive loss, which did not have a material impact on the consolidated financial statements or related disclosures.
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under Section 174 of the Code must be capitalized over five years when performed in the United States and over 15 years when performed outside of the United States. The modification is an accounting method change that will require the filing of Form 3115 with the Company's 2022 tax return. As of March 31, 2022, the Company has performed a high-level analysis of the impact of this legislation and determined that the Company’s projected loss position for 2022 does not result in income tax. The Company maintains its full valuation allowance.
8. Revenue
The Company’s revenue is generated through collaborative licensing agreements, patent assignments, intellectual property sales and asset sales. The Company generates its revenue through one segment. The revenue recognized under each of the Company’s arrangements during the current and prior periods is described below.
Contract Assets
The Company did not have a contract asset as of March 31, 2022 or December 31, 2021.
Contract Liabilities
As of March 31, 2022 and December 31, 2021, the Company had $2.8 million in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance, but currently constrained from recognition. Contract liabilities are presented as deferred revenue and classified as current or non-current based on the timing of when the Company expects to recognize revenue. The $2.8 million in contract liabilities consisted of deferred revenue related to a payment received from GlaxoSmithKline that the Company will not recognize as revenue until all repayment obligations lapse.
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
The Vertex Amendment changed the future obligations due from Vertex under the Vertex Agreement and was therefore treated as a contract modification. Since the Vertex Amendment does not provide for any new distinct goods and services and the single performance obligation related to the arrangement was previously satisfied, the Company recognized the $32.0 million payment from Vertex as Other Revenue during the year ended December 31, 2021.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of March 31, 2022, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant, a vesting period of one, three or four years, and an expiration date no later than ten years from the date of grant. The Company has granted performance-based RSUs and service-based RSUs with a vesting period of one, two or three years.
Effective January 1, 2022, an additional 1,389,561 shares of common stock were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of March 31, 2022, there were 2,026,725 shares of common stock available for future awards under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended March 31,
	2022	2021
Research and development	$950	$1,851
General and administrative	1,161	1,580
Total stock-based compensation expense	$2,111	$3,431
Stock Options
Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting. The weighted-average fair value of options granted in the three months ended March 31, 2022 and 2021 reflect the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected volatility	70.33%	69.71%
Expected term	6.0 years	6.0 years
Risk-free interest rate	2.33%	0.54%
Expected dividend yield	—%	—%
The following table provides certain information related to the Company’s outstanding stock options:

	Three Months Ended March 31,
	2022	2021
	(Amounts in thousands, except per share data)
Weighted-average fair value of options granted, per option	$2.47	$7.87
Aggregate grant date fair value of options vested during the period	$1,909	$2,066
Total cash received from exercises of stock options	$—	$89
Total intrinsic value of stock options exercised	$—	$42

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the three months ended March 31, 2022:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	5,197,320	$14.21
Granted	29,200	$3.88
Exercised	—	$—
Forfeited or expired	(178,506)	$15.70
Outstanding at March 31, 2022	5,048,014	$14.09	5.8	$2
Exercisable at March 31, 2022	3,985,474	$14.72	5.2	$2
Vested and expected to vest at March 31, 2022 (1)	4,968,980	$14.13	5.8	$2
(1)Represents the number of vested stock option shares as of March 31, 2022, plus the number of unvested stock option shares that the Company estimated as of March 31, 2022 would vest, based on the unvested stock option shares as of March 31, 2022 and an estimated forfeiture rate of 7%.
As of March 31, 2022, there was $7.0 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 2.1 years.
Restricted Stock Units
On February 14, 2020, or the 2020 RSU grant date, the Company granted 0.4 million RSUs, or the 2020 RSUs, to certain officers and employees. All of the 2020 RSUs are service-based and vest ratably over three years, with one third of the 2020 RSUs vesting on each anniversary of the 2020 RSU grant date through February 14, 2023.
On January 5, 2021, or the January 2021 RSU grant date, the Company granted 0.3 million RSUs, or the January 2021 RSUs, to certain officers and employees. All of the January 2021 RSUs are service-based and vest ratably over three years, with one third of the January 2021 RSUs vesting on each anniversary of the January 2021 RSU grant date through January 5, 2024.
On June 10, 2021, or the June 2021 RSU grant date, the Company granted 0.2 million RSUs, or the June 2021 RSUs, to directors and certain employees. All of the June 2021 RSUs are service-based, with half of the grants to employees vesting six months after the June 2021 RSU grant date and the remainder vesting on the first anniversary of the June 2021 RSU grant date, and the grants to directors vesting on the earlier of the first anniversary of the June 2021 RSU grant date or one day prior to the Company’s 2022 annual meeting of stockholders.
On January 28, 2022, or the 2022 RSU grant date, the Company granted 0.7 million RSUs, or the 2022 RSUs, to certain officers and employees. All of the 2022 RSUs are service-based and vest ratably over three years, with one third of the 2022 RSUs vesting on each anniversary of the 2022 RSU grant date through January 28, 2025.
Also on the 2022 RSU grant date, the Company granted 0.3 million performance-based RSUs, or the 2022 PSUs, to certain officers and employees. The 2022 PSUs vest as to the total number of shares granted one business day after the date on which the U.S. Food and Drug Administration, or FDA, notifies the Company that it has accepted for filing a New Drug Application, or NDA, for CTP-543, provided that the date of acceptance is on or before October 31, 2023. The Company is using the straight-line method to recognize expense over the requisite service period based on its estimate of the number of 2022 PSUs that will vest. If there is a change in the estimate of the number of 2022 PSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
RSUs are not included in issued and outstanding common stock until the shares have vested and settled. As of March 31, 2022, 0.3 million of the 2020 RSUs, 0.1 million of the January 2021 RSUs and 0.1 million of the June 2021 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock on the date of grant.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of RSU activity for the three months ended March 31, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2021	628,192	$10.78
Granted	1,005,575	$2.89
Released	(214,315)	$11.81
Forfeited	(29,992)	$9.40
Outstanding at March 31, 2022	1,389,460	$4.94
As of March 31, 2022, there was $5.2 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 2.1 years.
10. Loss Per Share
Basic net loss per common share is calculated by dividing net loss allocable to common stockholders by the weighted-average common shares outstanding during the period, without consideration of stock options, RSUs or preferred stock as common stock equivalents. The weighted-average common shares outstanding as of March 31, 2022 and 2021 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with a financing in 2020. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.
The following table illustrates the determination of loss per share for each period presented.

	Three Months Ended March 31,
	2022	2021
	(Amounts in thousands, except per share amounts)
Numerator:
Net loss applicable to common stockholders - basic and diluted	$(37,728)	$(22,669)

Denominator:
Weighted-average shares outstanding - basic and diluted	36,687	33,894

Net loss per share applicable to common stockholders - basic and diluted	$(1.03)	$(0.67)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	5,048	5,366
Restricted stock units	1,389	822
Warrants	16,311	61
Series X1 Preferred Stock	13,997	—

11. Commitments
Lease
The Company currently has a lease, or the Lease, for approximately 56,000 square feet of office and laboratory space located at the Premises. The Lease is classified as an operating lease. The lease term extends ten years following January 1, 2019. The Company is entitled to two five-year options to extend the Lease. The Lease provides for annual base rent of approximately $2.8 million in the first year following January 1, 2019, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $0.5 million at the beginning of the second year of the lease term). There are no variable payments, exercise purchase options, penalties, fees or residual value guarantees under the Lease. The Company is also obligated to pay the landlord for certain costs, taxes and operating expenses related to the Premises, subject to certain exclusions.
The Company recorded a liability for the Lease of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of March 31, 2022, the Company had a current lease liability of $1.2 million and a non-current lease liability of $13.6 million recorded in its condensed consolidated balance sheets.
On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of March 31, 2022, the Company had a long-term lease asset of $8.5 million recorded in its condensed consolidated balance sheets.
The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2022, the Company recognized $0.6 million in lease expense.
For the three months ended March 31, 2022, the Company paid $0.8 million in rent. As a payment arising from an operating lease, the $0.8 million is classified within operating activities in the condensed consolidated statements of cash flows.
For the three months ended March 31, 2022 and 2021, the weighted-average remaining lease term was 6.75 years and 7.75 years, respectively, and the weighted-average discount rate was 13.08%.
12. Open Market Sale Agreement
On March 1, 2019, the Company entered into an Open Market Sale Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which the Company may sell, from time to time at its sole discretion, shares of common stock having an aggregate offering price of up to $50.0 million, referred to as Placement Shares, through Jefferies as its sales agent. The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold through Jefferies under the ATM Agreement.
On November 5, 2020, the Company entered into an amendment to the ATM Agreement with Jefferies to increase the aggregate offering price of Placement Shares that may be sold pursuant to the ATM Agreement from up to $50.0 million to up to $100.0 million. However, on March 7, 2021, the Company’s ability to further use the first $50.0 million expired. As a result, after March 7, 2021, the Company may only sell up to an additional $50.0 million pursuant to the ATM Agreement.
During the year ended December 31, 2021, the Company sold 165,323 shares of common stock pursuant to the ATM Agreement for net proceeds of $2.0 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Cash provided by financing activities for the three months ended March 31, 2021 includes $0.5 million in net proceeds from sales pursuant to the ATM Agreement that had been classified as a receivable as of December 31, 2020.
During the three months ended March 31, 2022, the Company did not sell any shares of common stock pursuant to the ATM Agreement.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. 2021 Sale of Common and Preferred Stock, Warrants and Royalty Interest
In November 2021, the Company entered into a structured financing, or the 2021 Financing, consisting of a securities purchase agreement, warrant agreements, or the Warrants, and a royalty purchase agreement, or the RPA. Pursuant to the 2021 Financing, the Company received aggregate gross proceeds of $65.0 million in exchange for the sale to a select group of institutional investors, or the Investors, of (i) 2,253,000 shares of common stock, (ii) 13,997 shares of Series X1 Preferred Stock, (iii) Warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of the Company’s right to receive potential future AVP-786 royalties, or the Royalty Interest, under an existing development and licensing agreement, or the Avanir Agreement, with Avanir Pharmaceuticals, Inc., or Avanir, a subsidiary of Otsuka Pharmaceuticals, Co., Ltd.
Preferred Stock
In November 2021, the Company filed a certificate of designation with the Delaware Secretary of State setting forth the preferences, rights and limitations of a newly designated series of preferred stock known as “Series X1 Preferred Stock.” 32,500 shares have been designated as Series X1 Preferred Stock.
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
The term of the First Tranche Warrants and Second Tranche Warrants is contingent on the outcome of the Company’s CTP-543 THRIVE-AA1 Phase 3 clinical trial and THRIVE-AA2 Phase 3 clinical trial, respectively. The Warrants expire 90 days after the occurrence of both (i) the public disclosure by the Company of the achievement of statistical significance on each of the primary endpoints of the respective clinical trial and (ii) a determination by the Company that there are no safety or other issues that would impede the Company’s filing of an NDA without first requiring an additional clinical trial that is not already contemplated by the Company’s development plans for CTP-543. In the event that either event (i) or (ii) does not occur, the Warrants will expire 90 days after the earlier of (a) the public release of topline data from two ongoing Phase 3 clinical trials being conducted by Avanir in the indication of agitation in Alzheimer’s disease patients and (b) written notification to the Investors that the Company has received written notice from Avanir of a decision to cease both such clinical trials early. In the event that neither event (a) nor (b) occurs, the Warrants will expire upon the tenth anniversary from issuance.
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
Royalty Interest
As part of the 2021 Financing, under the RPA, the Investors purchased the Royalty Interest. Investors are initially entitled to an aggregate base amount of the future royalty payments of 35.0% in respect of worldwide net sales of licensed products under the Avanir Agreement, and may increase their percentage ownership (i) by up to 7.5% upon the exercise in full by the Investors of the First Tranche Warrants and (ii) by up to an additional 7.5% upon the exercise in full by the Investors of the Second Tranche Warrants. Upon exercise of any portion of the First Tranche Warrants and/or Second Tranche Warrants by any Investor, such Investor is entitled to receive its pro rata share of the percentages set forth in the RPA.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Treatment
The Company received aggregate net proceeds of $64.4 million from the 2021 Financing after deducting offering expenses of $0.6 million payable by the Company.
The common stock, Series X1 Preferred Stock, Warrants and Royalty Interest were determined to be freestanding instruments, as they are legally detachable and separately exercisable from each other.
The Series X1 Preferred Stock is not redeemable outside the control of the Company, and the Company has the ability to settle any conversion in shares. As such, the Series X1 Preferred Stock is classified as a component of permanent stockholders’ equity within additional paid-in capital. The ability of the Series X1 Preferred Stock to be converted to common stock, or the Conversion Option, represents an embedded call option, and therefore, the Company performed an evaluation in accordance with ASC 815, Derivatives and Hedging, to determine whether the Conversion Option requires bifurcation as a derivative. As a result of the evaluation, the Company concluded that the Conversion Option feature is clearly and closely related to the equity host instrument and is not an embedded derivative requiring bifurcation. Additionally, the Company evaluated the Series X1 Preferred Stock for a beneficial conversion feature in accordance with ASC 470, Debt. The evaluation identified a beneficial conversion feature; however, because the Series X1 Preferred Stock was recorded at par value with the incremental amount recorded to additional paid-in capital, the beneficial conversion feature had no impact. As of January 1, 2022, the Company adopted ASU 2020-06. ASU 2020-06 eliminates the cash conversion and beneficial conversion feature accounting models for convertible debt and convertible preferred stock. As a result, the Company's adoption of ASU 2020-06 eliminated the beneficial conversion feature of the Series X1 Preferred Stock.
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
The aggregate proceeds of the 2021 Financing were first allocated to the Warrants based on fair value, with the remaining proceeds allocated to the common stock, Series X1 Preferred Stock and Royalty Interest on a relative fair value basis. The First Tranche Warrants and Second Tranche Warrants were valued using a Black-Scholes-Merton option pricing model, resulting in a fair value of $7.5 million and $5.9 million, respectively, as of the date the Company entered into the 2021 Financing. The relative fair value allocated to common stock and Series X1 Preferred Stock totaled $6.5 million and $40.3 million, respectively. The relative fair value allocated to the Royalty Interest was $4.8 million.
Warrant Fair Value Assumptions
As of March 31, 2022 and December 31, 2021, the fair value of the First Tranche Warrants was $8.8 million and $8.5 million, respectively, and Second Tranche Warrants was $7.8 million and $6.9 million, respectively. The Company estimated the fair value of the Warrants using the Black-Scholes-Merton option pricing model. The fair value assumptions related to the Warrants as of March 31, 2022 and December 31, 2021 were as follows:

	As of March 31, 2022
	Tranche 1 Warrants	Tranche 2 Warrants
Expected volatility	74.42%	78.21%
Expected term	2.38 years	2.55 years
Risk-free interest rate	2.37%	2.37%
Expected dividend yield	—%	—%

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of December 31, 2021
	Tranche 1 Warrants	Tranche 2 Warrants
Expected volatility	75.90%	76.40%
Expected term	2.68 years	2.80 years
Risk-free interest rate	0.97%	0.97%
Expected dividend yield	—%	—%
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
Related Party Participation in the 2021 Financing
The Investors included RA Capital Healthcare Fund, L.P., or RA Capital. At the time of entering into the 2021 Financing, RA Capital held greater than 5% of the Company's outstanding common stock, and two members of the Company's board of directors maintained minority, non-controlling interests in RA Capital. RA Capital purchased 7,500 shares of Series X1 Preferred Stock, 7,500 Warrants and a base amount of 16.2%, which could potentially increase up to 23.1%, of the Royalty Interest for $30.0 million in cash.
As of March 31, 2022 and December 31, 2021, the Company's condensed consolidated balance sheet includes RA Capital's portion of warrant liabilities of $7.7 million and $7.1 million, respectively, and deferred revenue of $2.2 million for both periods. For the three months ended March 31, 2022, the Company's condensed consolidated statement of operations and condensed consolidated statement of cash flows include RA Capital's portion of the unrealized loss on warrant liabilities of $0.5 million.

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
CTP-543
CTP-543 Opportunity
We believe that the market opportunity to treat alopecia areata within the United States is significant. Based on a recent large cross-sectional survey study, it is estimated that the current prevalence of alopecia areata in the United States may be up to approximately 1.5 million persons (Benigno M. Clinical, Cosmetic and Investigational Dermatology 2020). The study also estimates that about 43% of the alopecia areata population in the United States has 50% or greater loss of scalp hair. Given this prevalence and the substantial impact of alopecia areata on quality of life, the burden of alopecia areata within the United States is considerable. There are currently no FDA-approved treatments for alopecia areata, and we believe that the market opportunity within the United States could support multiple approved treatments.
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
For example, in February 2012, we entered into a development and license agreement with Avanir for the worldwide rights to develop, manufacture and commercialize AVP-786. AVP-786 is a combination of deudextromethorphan hydrobromide (d6-DM) and quinidine sulfate (Q), a CYP2D6 inhibitor, being investigated for the treatment of neurologic and psychiatric disorders. In 2019, Avanir completed two Phase 3 clinical trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 clinical trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. Three additional Phase 3 clinical trials and an open label, long-term extension study for Alzheimer’s agitation are ongoing. Additionally, Avanir is conducting a Phase 2/3 clinical trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia. Under the Avanir Agreement, we received an upfront payment of $2.0 million and have received milestone payments of $6.0 million. We are eligible to earn up to $37.0 million in regulatory and commercial launch milestone payments with respect to AVP-786 and up to $125.0 million in sales-based milestone payments. Avanir is also required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country. We sold a portion of our right to receive these royalties in connection with the 2021 Financing. The Investors collectively own 35% of such royalties, with the percentage increasing incrementally up to 50% if all of the warrants issued in connection with the financing are exercised by the Investors.

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
COVID-19 PANDEMIC
The COVID-19 pandemic continues to evolve. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic or other public health crisis, such as the COVID-19 pandemic, including but not limited to potential delays in our clinical trials. The ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and subject to change will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, variants or new information that may emerge concerning the severity of such epidemic, pandemic or other public health, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations may be affected by the COVID-19 pandemic, but we are monitoring the situation closely.
LIQUIDITY AND GOING CONCERN
As of March 31, 2022, we had cash, cash equivalents and investments of $109.0 million and net working capital of $99.7 million. We have incurred cumulative net losses of $387.2 million since our inception and require capital to continue future development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our Phase 3 program of CTP-543 in alopecia areata and seek marketing approval for CTP-543. For information regarding our recently completed equity financings, see Notes 12 and 13 in the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, or cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $387.2 million since inception through March 31, 2022 and will require substantial additional capital to fund our research and development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements.
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

General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, investor relations, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents. In both 2022 and 2021, we incurred expenses for intellectual property matters related to CTP-543.
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
Unrealized (loss) gain on marketable equity securities
Unrealized (loss) gain on marketable equity securities consists of changes in the fair value of shares of common stock of Processa Pharmaceuticals, Inc., or Processa, held by us.
Unrealized loss on warrant liabilities
Unrealized loss on warrant liabilities consists of changes in the fair value of warrant liabilities resulting from the 2021 Financing, as discussed further in Note 13 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of March 31, 2022, we forecast an ordinary pre-tax loss for the year ended December 31, 2022 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the three months ended March 31, 2022.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements.
There have been no material changes to our critical accounting policies as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 3, 2022.
PENDING AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
For detailed information regarding recently issued accounting pronouncements and the actual and expected impact on our condensed consolidated financial statements, see Note 2 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Discussion of the three months ended March 31, 2022
The following table summarizes our results of operations for the three months ended March 31, 2022.

Three Months Ended March 31,
(Amounts in thousands)	2022
Operating expenses:
Research and development	30,489
General and administrative	5,539
Total operating expenses	36,028
Loss from operations	(36,028)
Investment income	20
Unrealized loss on marketable equity securities	(564)
Unrealized loss on warrant liabilities	(1,156)
Net loss	$(37,728)
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2022, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

Three Months Ended March 31,
(Amounts in thousands)	2022
CTP-543 external expenses	$24,464
External expenses for other programs	82
Employee and contractor-related expenses	4,641
Facility and other expenses	1,302
Total research and development expenses	$30,489
Research and development expenses were $30.5 million for the three months ended March 31, 2022. CTP-543 external expenses primarily related to clinical development, including our Phase 3 clinical program. CTP-543 external expenses increased by $15.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to our ongoing Phase 3 clinical trials and open label, long-term extension studies. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses for the three months ended March 31, 2022 decreased by $1.3 million compared to the three months ended March 31, 2021 primarily due to decreases in cash compensation and non-cash stock-based compensation expenses. Facility and other expenses consisted primarily of rent and maintenance of the Premises.

General and administrative expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2022.

Three Months Ended March 31,
(Amounts in thousands)	2022
Employee salaries and benefits	$2,658
External professional service expenses	1,657
Facility, technology and other expenses	1,152
Depreciation and amortization	72
Total general and administrative expenses	$5,539
General and administrative expenses were $5.5 million for the three months ended March 31, 2022 and 2021.
Investment income
Investment income was $20 thousand for the three months ended March 31, 2022 and consisted of interest income earned on cash equivalents and investments.
Unrealized loss on marketable equity securities
Unrealized loss on marketable equity securities was $0.6 million for the three months ended March 31, 2022. The unrealized loss on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us.
Unrealized loss on warrant liabilities
Unrealized loss on warrant liabilities was $1.2 million for the three months ended March 31, 2022. The unrealized loss on warrant liabilities consisted of changes in the fair value of warrant liabilities related to the 2021 Financing, as discussed further in Note 13 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
Research and development expenses were $18.5 million for the three months ended March 31, 2021. CTP-543 external expenses primarily related to clinical development, including multiple Phase 2 clinical trials. CTP-692 external expenses were primarily attributable to the Phase 2 clinical trial, although development activities related to CTP-692 were discontinued following such trial failing to meet the primary or other secondary endpoints. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility and other expenses consisted primarily of rent and maintenance of the Premises.

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
Unrealized gain on marketable equity securities
Unrealized gain on marketable equity securities was $1.3 million for the three months ended March 31, 2021 and consisted of changes in the fair value of shares of common stock of Processa held by us.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of March 31, 2022, we had an accumulated deficit of $387.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our Phase 3 program of CTP-543 in alopecia areata and seek marketing approval for CTP-543. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources.
As of March 31, 2022, we had cash, cash equivalents and investments of $109.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. In February 2014, we completed our initial public offering whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, we sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds from the January 2020 financing was $70.1 million.
In July 2017, we completed the transaction contemplated by the Vertex Agreement. We received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to us in February 2019. In May 2021, we entered into the Vertex Amendment and received an additional $32.0 million in cash.
In March 2019, we entered into the ATM Agreement with Jefferies. As of March 31, 2022, we had sold 2,209,687 shares of our common stock pursuant to the ATM Agreement for aggregate net proceeds of $25.2 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies.
In November 2021, we closed the 2021 Financing, raising $64.4 million in aggregate net proceeds. The 2021 Financing consisted of the sale of (i) 2,253,000 shares of common stock, (ii) 13,997 shares of Series X1 Preferred Stock, (iii) warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of our right to receive potential future AVP-786 royalties under the Avanir Agreement. If the warrants issued in connection with the 2021 Financing are exercised in full, we would receive additional gross proceeds of $103.1 million.
Management does not believe that our cash, cash equivalents and investments of $109.0 million as of March 31, 2022 are sufficient to fund our current operating plan for at least twelve months after the issuance of this Quarterly Report on Form 10-Q. Based on our current operating plan, we anticipate having sufficient capital to fund our operations into the fourth quarter of 2022. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations after the current capital resources are exhausted, about which there can be no certainty, raises substantial doubt about our ability to continue as a going concern. The interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(32,324)	$(20,714)
Investing activities	(49,949)	30,620
Financing activities	—	2,664
Net (decrease) increase in cash, cash equivalents and restricted cash	$(82,273)	$12,570
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the three months ended March 31, 2022, our operating activities used cash of $32.3 million as compared to cash used by operating activities of $20.7 million during the three months ended March 31, 2021. Cash used in operating activities during both the three months ended March 31, 2022 and 2021 was primarily driven by our development activities associated with CTP-543.
Investing activities. Net cash used in or provided by investing activities consisted of purchases of investments, proceeds from the maturity of investments and purchases of fixed assets. Net cash used in purchases of investments for the three months ended March 31, 2022 was $49.9 million. There were no purchases of investments for the three months ended March 31, 2021. There were no maturities of investments for the three months ended March 31, 2022. Net cash provided by maturities of investments for the three months ended March 31, 2021 was $30.7 million. Purchases of fixed assets for each of the three months ended March 31, 2022 and 2021 were $0.1 million.
Financing activities. Financing activities did not provide or use cash for the three months ended March 31, 2022. Financing activities provided cash of $2.7 million for the three months ended March 31, 2021. The cash provided by financing activities during the three months ended March 31, 2021 was attributable to the $2.6 million in proceeds from our at-the-market offering program and $0.1 million in proceeds from the exercise of stock options.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone payments under our agreements with them, we do not have any additional committed external sources of funds. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional funds when needed or on favorable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the issuance of securities with rights senior to those of our common stock. We may become subject to covenants under any future indebtedness that could limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business could be adversely affected by public health emergencies, health epidemics or pandemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of clinical research organizations and contract manufacturers upon whom we rely. For example, the COVID-19 pandemic continues to affect most regions of the world to varying degrees.
As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and supply chain, including:
•We believe that the COVID-19 pandemic has had, and may continue to have, an impact on our clinical trials, including our Phase 3 clinical trials and open label, long-term extension studies of CTP-543 for alopecia areata. Due to changes to study site operations and local travel restrictions, in some cases, these impacts include the potential need for remote assessments and delivery of study medication directly to patients. Some patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment or patient dosing in order to preserve health resources and protect trial participants. As a result, the timelines to complete our clinical trials may be delayed.
•We believe that the COVID-19 pandemic may also have an impact on the clinical trials of our collaborators. For instance, AVP-786 is being developed under a collaboration with Avanir. Screening and enrollment in ongoing AVP-786 clinical trials were temporarily paused in 2020 due to restrictions associated with the COVID-19 pandemic, but have since resumed. However, even though screening and enrollment have resumed, we believe that the COVID-19 pandemic may continue to have an impact on these clinical trials. As a result, our collaborators’ timelines to complete clinical trials may be delayed.
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, ship our product candidates to study sites, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain is adversely impacted by restrictions resulting, directly or indirectly, from the COVID-19 pandemic, including staffing shortages, production slowdowns or disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.
•Health regulatory agencies globally have experienced disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have had slower response times or been under resourced, and travel restrictions are impacting the ability of the FDA and other agencies to conduct domestic and international facility inspections.
•Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. In February 2022, the FDA resumed domestic inspections; however, travel restrictions and other uncertainties may impact or continue to impact oversight operations both domestic and abroad. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections) and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed.

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
As of March 31, 2022, we had an accumulated deficit of $387.2 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Based on our current operating plan, we believe that our cash, cash equivalents and investments as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. However, without significant changes to our current operating plan or raising additional capital, there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.
We will need substantial additional funding. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our development programs or commercialization efforts.
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
In any event, our existing cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development of any of our product candidates. Accordingly, we will be required to obtain further funding in the future through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility, increasing inflation and rising interest rates resulting from various factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
Based on our current operating plan, we believe that our cash, cash equivalents and investments as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2022. Our estimate as to how long we expect our cash, cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. We do not have any committed external source of funds, other than potential milestone payments and royalties under our existing license agreements, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. For example, in November 2021, we issued to the Investors (i) 13,997 shares of Series X1 Preferred Stock, (ii) 2,253,000 shares of common stock, (iii) warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of our right to receive potential future AVP-786 royalties under the Avanir Agreement. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
•regulators or institutional review boards, or IRBs, may not authorize us, our collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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
For instance, we, and our collaborators, are conducting clinical trials in Eastern European countries that may be affected by the ongoing conflict in Ukraine. In particular, some clinical trial sites for Avanir’s clinical trials evaluating AVP-786 are located in Ukraine, and it is unknown whether the timeline to complete such clinical trials will be delayed as a result of the ongoing conflict.
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
Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and IRBs. If we or our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the marketing approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs.
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
We may also become involved in opposition, derivation, reexamination, post grant review, or PGR, inter partes review, or IPR, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the Patent Trial and Appeal Board, or PTAB, instituted an IPR brought against our U.S. Patent No. 9,249,149, or the '149 patent, by Incyte Corporation, or Incyte. The '149 patent covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. We are in the process of appealing the final written decision to the U.S. Court of Appeals for the Federal Circuit. The '149 patent remains valid and enforceable until any appeals by us have been exhausted.
In addition, in May 2021, the PTAB instituted a PGR brought against our U.S. Patent No. 10,561,659, or the '659 patent, by Incyte. The '659 patent covers methods of treating hair loss, including alopecia areata, with certain doses of CTP-543. We expect the PTAB to issue a final written decision in connection with the PGR by May 2022.
We intend to vigorously defend the '149 and '659 patents; however, there can be no assurance that we will be successful in defending them. If both patents are found to be invalid, it could potentially shorten the timeframe during which we could prevent generic versions of CTP-543 from entering the market. In addition, adverse determinations in any other submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad, including challenges through the Patent and Trademark Office’s PGR proceedings. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.
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
In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a manufacturer may own the intellectual property rights to technology related to the manufacture of our product candidates. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another party manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials.
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. See the section entitled “Healthcare Reform” contained in Part I, Item 1. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 3, 2022.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers, if any, will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. See the sections entitled “Healthcare Reform” and “Healthcare Law and Regulation” contained in Part I, Item 1. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 3, 2022.
Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, thus complicating compliance efforts.
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
As our pipeline grows and matures and we seek marketing approval for and commercialize our product candidates, we expect to experience significant growth in the number of our employees and the scope of our operations, including in the areas of clinical development, drug manufacturing, regulatory affairs, sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected expansion of our operations may lead to significant costs and may divert our business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
•general economic, industry and market conditions, including market volatility; and
•the other factors described in this “Risk Factors” section.

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
In addition, as of May 2, 2022, there were:
•6,322,256 shares of common stock subject to outstanding options and RSUs under our equity compensation plans, all of which are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares of common stock will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act;
•12,621 shares of Series X1 Preferred Stock issued and outstanding, which are convertible into 12,621,000 shares of common stock. The Series X1 Preferred Stock is equivalent to common stock in all respects except that it is non-voting and is convertible into common stock at the holder’s election, subject to beneficial ownership limitations. The shares of Series X1 Preferred Stock and the shares of common stock issuable upon conversion of the Series X1 Preferred Stock are registered under the Securities Act;

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

CONCERT PHARMACEUTICALS, INC.

Date:	May 5, 2022	By:	/s/ Marc A. Becker

Marc A. Becker Chief Financial Officer (Principal Financial Officer)