Form 10-Q
period 2022-06-30
CONCERT PHARMACEUTICALS, INC.
filed 2022-08-04
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of August 1, 2022: 47,934,649

REFERENCES TO CONCERT
Throughout this Quarterly Report on Form 10-Q, “Concert,” “the Company,” “we,” “us” and “our,” except where the context requires otherwise, refer to Concert Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Concert Pharmaceuticals, Inc.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
•our plans to file a New Drug Application with the U.S. Food and Drug Administration in the first half of 2023;
•the timing of and our ability to obtain and maintain marketing approvals for our product candidates;
•developments relating to our competitors and our industry;
•the rate and degree of market acceptance and clinical utilization of our products;
•our commercialization, marketing and manufacturing capabilities and strategy;
•our intellectual property position and strategy;
•the outcome of our inter partes review proceeding regarding U.S. Patent No. 9,249,149 covering CTP-543 and Incyte Corporation’s request that the Patent Trial and Appeal Board reconsider its final written decision with respect to U.S. Patent No. 10,561,659 covering CTP-543;
•our freedom to operate with respect to third-party patents;
•the potential advantages of our product candidates;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•conditions and events that raise doubt about our ability to continue as a going concern;
•risks associated with macroeconomic impacts, including the ongoing COVID-19 pandemic, increased global uncertainty and rising inflation, which may adversely impact our business, clinical trials and supply chain; and
•the impact of government laws and regulations.
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
•Our business may be adversely affected by the ongoing COVID-19 pandemic.
•We are currently operating in a period of global economic uncertainty and capital markets disruption. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets.
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.
CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$139,245	$141,636
Investments, available for sale	14,488	—
Marketable equity securities	839	1,463
Interest receivable	129	—
Deferred offering costs	—	15
Accounts receivable	1,072	218
Prepaid expenses and other current assets	6,343	6,997
Total current assets	162,116	150,329
Property and equipment, net	4,776	5,242
Restricted cash	1,157	1,157
Other assets	—	3
Operating lease right-of-use asset, long-term	8,344	8,585
Total assets	$176,393	$165,316
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,369	$2,606
Accrued expenses and other liabilities, current portion	13,511	12,359
Lease liability, current portion	1,280	1,155
Total current liabilities	16,160	16,120
Accrued expenses, net of current portion	—	28
Deferred revenue, long-term	7,595	7,595
Lease liability, net of current portion	13,227	13,910
Warrant liabilities, long-term (Note 13)	11,619	15,438
Total liabilities	48,601	53,091
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; 32,500 shares designated as Series X1; 16,602 and 13,997 shares of Series X1 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value per share; 200,000,000 and 100,000,000 shares authorized, 48,125,000 and 34,939,628 shares issued and 47,924,399 and 34,739,027 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	45	34
Additional paid-in capital	539,103	461,765
Accumulated other comprehensive loss	(85)	(76)
Accumulated deficit	(411,271)	(349,498)
Total stockholders’ equity	127,792	112,225
Total liabilities and stockholders’ equity	$176,393	$165,316
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
License and research and development revenue	$21	$17	$22	$22
Other revenue	—	32,000	—	32,000
Total revenue	21	32,017	22	32,022
Operating expenses:
Research and development	20,855	20,184	51,344	38,684
General and administrative	4,849	5,614	10,389	11,099
Total operating expenses	25,704	25,798	61,733	49,783
(Loss) income from operations	(25,683)	6,219	(61,711)	(17,761)
Investment income	145	15	165	40
Unrealized (loss) gain on marketable equity securities	(60)	(809)	(624)	477
Unrealized gain on warrant liabilities (Note 13)	2,050	—	894	—
Net (loss) income	$(23,548)	$5,425	$(61,276)	$(17,244)
Other comprehensive (loss) income:
Unrealized gain (loss) on investments, available for sale	33	(2)	(9)	(18)
Comprehensive (loss) income	$(23,515)	$5,423	$(61,285)	$(17,262)

Dividend attributable to down round feature of warrants	(497)	—	(497)	—
Net (loss) income attributable to common stockholders - basic and diluted	(24,045)	5,415	(61,773)	(17,244)

Net (loss) income per share applicable to common stockholders - basic and diluted	$(0.59)	$0.16	$(1.59)	$(0.51)

Weighted-average number of common shares used in net (loss) income per share applicable to common stockholders
Basic	41,042	33,974	38,877	33,934
Diluted	41,042	34,083	38,877	33,934
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2022
	Preferred Stock		Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	Amount	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2021	14	$—	34,938	200	$34	$461,765	$(76)	$(349,498)	$112,225
Release of restricted stock units	—	—	216	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	(42)	—	(42)
Stock-based compensation expense	—	—	—	—	—	2,111	—	—	2,111
Net loss	—	—	—	—	—	—	—	(37,728)	(37,728)
Balance at March 31, 2022	14	$—	35,154	200	$34	$463,876	$(118)	$(387,226)	$76,566
Release of restricted stock units	—	—	95	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	33	—	33
Stock-based compensation expense	—	—	—	—	—	1,963	—	—	1,963
Conversion of preferred stock	(1)	—	1,376	—	—	—	—	—	—
Exercise of warrants	4	—	—	—	—	11,679	—	—	11,679
Reclassification of warrants to equity	—	—	—	—	—	10,156	—	—	10,156
Dividend attributable to down round feature of warrants	—	—	—	—	—	497	—	(497)	—
Sale of common stock, net of underwriters' discount and costs	—	—	11,500	—	11	50,932	—	—	50,943
Net loss	—	—	—	—	—	—	—	(23,548)	(23,548)
Balance at June 30, 2022	17	$—	48,125	200	$45	$539,103	$(85)	$(411,271)	$127,792

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	Amount	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2020	—	$—	32,063	200	$31	$400,636	$(58)	$(269,447)	$131,162
Exercise of stock options	—	—	10	—	—	89	—	—	89
Release of restricted stock units	—	—	136	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	—	—	3,431	—	—	3,431
Proceeds from at-the-market offering, net of issuance costs	—	—	165	—	—	2,042	—	—	2,042
Net loss	—	—	—	—	—	—	—	(22,669)	(22,669)
Balance at March 31, 2021	—	$—	32,374	200	$31	$406,198	$(74)	$(292,116)	$114,039
Unrealized loss on short-term investments	—	—	—	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	—	—	3,254	—	—	3,254
Net income	—	—	—	—	—	—	—	5,425	5,425
Balance at June 30, 2021	—	$—	32,374	200	$31	$409,452	$(76)	$(286,691)	$122,716

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(61,276)	$(17,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	638	785
Stock-based compensation expense	4,074	6,685
Amortization of premiums on investments	351	35
Unrealized loss (gain) on marketable equity securities	624	(477)
Unrealized gain on warrant liabilities	(894)	—
Non-cash lease expense	241	176
Changes in operating assets and liabilities:
Accounts receivable	(854)	(87)
Deferred offering costs	15	—
Interest receivable	(129)	144
Prepaid expenses and other current assets	654	(272)
Other assets	3	30
Accounts payable	(1,240)	(230)
Accrued expenses and other liabilities	1,124	(1,481)
Income taxes receivable	—	2,346
Operating lease liability	(558)	(450)
Net cash used in operating activities	(57,227)	(10,040)
Investing activities
Purchases of property and equipment	(169)	(140)
Purchases of investments	(55,348)	—
Maturities of investments	40,500	52,713
Net cash (used in) provided by investing activities	(15,017)	52,573
Financing activities
Proceeds from exercise of stock options	—	89
Proceeds from exercise of warrants	18,910	—
Proceeds from common stock sold, net of underwriters’ discount and costs	50,943	—
Proceeds from at-the-market offering, net of issuance costs	—	2,575
Net cash provided by financing activities	69,853	2,664
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,391)	45,197
Cash, cash equivalents and restricted cash at beginning of period	142,793	78,359
Cash, cash equivalents and restricted cash at end of period	$140,402	$123,556
Supplemental cash flow information:
Purchases of property and equipment unpaid at period end	$3	$36
Public offering costs unpaid at period end	$405	$15
Cash paid included in measurement of lease liabilities	$1,529	$1,484
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business
Concert Pharmaceuticals, Inc., or the Company, was incorporated on April 12, 2006 as a Delaware corporation and has its operations based in Lexington, Massachusetts. The Company is a late-stage clinical biopharmaceutical company that is developing CTP-543, a Janus Kinase 1 and Janus Kinase 2 (JAK 1/2) inhibitor that it discovered through the application of its deuterated chemical entity platform, or DCE Platform®. As discussed in detail in the “Overview” section in Part I, Item 2. of this Quarterly Report on Form 10-Q, the Company has successfully completed two Phase 3 clinical trials of CTP-543 for the treatment of adults with moderate to severe alopecia areata, a serious autoimmune dermatological condition, and intends to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, in the first half of 2023.
Liquidity and Going Concern
As of June 30, 2022, the Company had cash, cash equivalents and investments of $153.7 million and net working capital of $146.0 million. The Company has incurred cumulative net losses of $411.3 million since inception and requires capital to continue future development activities. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has financed its operations primarily through the public offering and private placement of its equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. The Company expects its expenses to increase in connection with its ongoing activities, particularly as it seeks marketing approval for CTP-543 and conducts its open label, long-term extension studies and other clinical trials to support the submission of its NDA. For information regarding the Company’s recent equity financings, see Notes 12, 13 and 14.
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain additional financing to fund the future development of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of similar products or technological innovations and the ability to transition from pilot-scale manufacturing to large-scale production of products.
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
Based on the Company’s current operating plan, management believes that its current cash, cash equivalents and investments will allow the Company to meet its liquidity requirements into the second quarter of 2023. The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.
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
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period.
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
Use of Estimates and Summary of Significant Accounting Policies
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, the disclosure of contingent assets and liabilities and the Company’s ability to continue as a going concern. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition; prepaid and accrued research and development expenses; stock-based compensation expense; fair value of warrant equity and liabilities; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
During the six months ended June 30, 2022, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own stock, by eliminating the cash conversion and beneficial conversion feature accounting models for convertible debt and convertible preferred stock. Additionally, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, or December 31, 2023 and interim periods within those fiscal years for companies who meet the SEC definition of smaller reporting company. Early adoption is permitted, and entities are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company early adopted this standard effective January 1, 2022 on a modified retrospective basis, and it did not have a material effect on the condensed consolidated financial statements and related disclosures.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Written Call Options (a consensus of the FASB Emerging Issues Task Force), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date of ASU 2021-04.
The Company adopted ASU 2021-04 effective January 1, 2022, on a prospective basis. In conjunction with the warrant amendments discussed in Note 13, the Company recorded issuance costs of $7.2 million as a reduction of proceeds in additional paid-in capital for the warrant exercise and a corresponding increase to the remeasured fair value of the equity-classified warrants as of the modification date, resulting in no impact.
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
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of June 30, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

	Level 1	Level 2	Level 3	Total
June 30, 2022
Cash equivalents:
Money market funds	$123,380	$—	$—	$123,380
Investments, available for sale:
U.S. Treasury obligations	—	14,488	—	14,488
Marketable equity securities:
Corporate equity securities	839	—	—	839
Total	$124,219	$14,488	$—	$138,707

Warrant liabilities (Note 13)	$—	$11,619	$—	$11,619

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Total
December 31, 2021
Cash equivalents:
Money market funds	$132,850	$—	$—	$132,850
Marketable equity securities:
Corporate equity securities	1,463	—	—	1,463
Total	$134,313	$—	$—	$134,313

Warrant liabilities (Note 13)	$—	$15,438	$—	$15,438
4. Cash, Cash Equivalents, Investments and Marketable Equity Securities
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available for sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses from equity securities are included in net (loss) income. Unrealized gains or losses from other investments, including debt securities, are included in accumulated other comprehensive (loss) income. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.
Cash, cash equivalents, available-for-sale investments and marketable equity securities included the following as of June 30, 2022 and December 31, 2021:

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022
Cash		$15,864	$—	$—	$15,864
Money market funds		123,381	—	—	123,381
Total cash and cash equivalents		$139,245	$—	$—	$139,245

U.S. Treasury obligations	82 days	$14,497	$—	$(9)	$14,488
Total investments, available for sale		$14,497	$—	$(9)	$14,488

June 30, 2022		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities		$10,451	$—	$(9,612)	$839

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
Cash	$8,786	$—	$—	$8,786
Money market funds	132,850	—	—	132,850
Total cash and cash equivalents	$141,636	$—	$—	$141,636

December 31, 2021	Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities	$10,451	$—	$(8,988)	$1,463
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Restricted Cash
Restricted cash as of June 30, 2022 and 2021 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts, or the Premises. For additional information regarding the Company’s lease, refer to Note 11. Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$139,245	$122,399
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$140,402	$123,556
6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued professional fees and other	$1,389	$1,094
Employee compensation and benefits	1,687	3,617
Research and development expenses	10,435	7,648
Accrued expenses and other liabilities, current portion	$13,511	$12,359

Employee compensation and benefits, net of current portion	$—	$28
Accrued expenses and other liabilities, net of current portion	$—	$28
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
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of June 30, 2022, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2022 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit relating to this period.
The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2020. Under ASU 2019-12, the Company, having a full valuation and a loss in continuing operations, will no longer include the impacts of items in other comprehensive income in determining intra-period allocation of tax expense for continuing operations. Under ASU 2019-12, the Company can apply this change to intra-period tax allocation on a prospective basis. For the six months ended June 30, 2022, the Company applied the tax allocation rules of ASU 2019-12 to the $9 thousand of

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

unrealized losses on available-for-sale investments recognized in other comprehensive loss, which did not have a material impact on the consolidated financial statements or related disclosures.
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under Section 174 of the Code must be capitalized over five years when performed in the United States and over 15 years when performed outside of the United States. The modification is an accounting method change that will require the filing of Form 3115 with the Company's 2022 tax return. As of June 30, 2022, the Company has performed a high-level analysis of the impact of this legislation and determined that the Company’s projected loss position for 2022 does not result in income tax. The Company maintains its full valuation allowance.
8. Revenue
The Company’s revenue is generated through collaborative licensing agreements, patent assignments, intellectual property sales and asset sales. The Company generates its revenue through one segment. The revenue recognized under each of the Company’s arrangements during the current and prior periods is described below.
Contract Assets
The Company did not have a contract asset as of June 30, 2022 or December 31, 2021.
Contract Liabilities
As of June 30, 2022 and December 31, 2021, the Company had $2.8 million in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance, but currently constrained from recognition. Contract liabilities are presented as deferred revenue and classified as current or non-current based on the timing of when the Company expects to recognize revenue. The $2.8 million in contract liabilities consisted of deferred revenue related to a payment received from GlaxoSmithKline that the Company will not recognize as revenue until all repayment obligations lapse.
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

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

consultants and advisors to the Company. As of June 30, 2022, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant, a vesting period of one, three or four years, and an expiration date no later than ten years from the date of grant. The Company has granted performance-based RSUs and service-based RSUs with a vesting period of one, two or three years.
Effective January 1, 2022, an additional 1,389,561 shares of common stock were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of June 30, 2022, there were 2,049,070 shares of common stock available for future awards under the 2014 Plan.
Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$922	$1,745	$1,872	$3,596
General and administrative	1,042	1,509	2,202	3,089
Total stock-based compensation expense	$1,964	$3,254	$4,074	$6,685
Stock Options
Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting. The weighted-average fair value of options granted in the three and six months ended June 30, 2022 and 2021 reflect the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	72.71%	70.57%	71.66%	69.83%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	3.08%	0.94%	2.75%	0.59%
Expected dividend yield	—%	—%	—%	—%
The following table provides certain information related to the Company’s outstanding stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Amounts in thousands, except per share data)
Weighted-average fair value of options granted, per option	$3.30	$2.66	$2.94	$7.17
Aggregate grant date fair value of options vested during the period	$1,030	$2,110	$2,939	$4,176
Total cash received from exercises of stock options	$—	$—	$—	$89
Total intrinsic value of stock options exercised	$—	$—	$—	$42

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the six months ended June 30, 2022:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	5,197,320	$14.21
Granted	66,113	$4.50
Exercised	—	$—
Forfeited or expired	(328,296)	$15.53
Outstanding at June 30, 2022	4,935,137	$13.99	5.65	$26
Exercisable at June 30, 2022	3,998,008	$14.55	5.08	$7
Vested and expected to vest at June 30, 2022 (1)	4,870,189	$14.02	5.61	$24
(1)Represents the number of vested stock option shares as of June 30, 2022, plus the number of unvested stock option shares that the Company estimated as of June 30, 2022 would vest, based on the unvested stock option shares as of June 30, 2022 and an estimated forfeiture rate of 7%.
As of June 30, 2022, there was $6.0 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 1.9 years.
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
On June 10, 2021, or the June 2021 RSU grant date, the Company granted 0.2 million RSUs, or the June 2021 RSUs, to directors and certain employees. All of the June 2021 RSUs were service-based. Half of the grants to employees vested six months after the June 2021 RSU grant date and the remainder vested on the first anniversary of the June 2021 RSU grant date, and the grants to directors vested one day prior to the Company’s 2022 annual meeting of stockholders, or June 8, 2022.
On January 28, 2022, or the 2022 RSU grant date, the Company granted 0.7 million RSUs, or the 2022 RSUs, to certain officers and employees. All of the 2022 RSUs are service-based and vest ratably over three years, with one third of the 2022 RSUs vesting on each anniversary of the 2022 RSU grant date through January 28, 2025.
Also on the 2022 RSU grant date, the Company granted 0.3 million performance-based RSUs, or the 2022 PSUs, to certain officers and employees. The 2022 PSUs vest as to the total number of shares granted one business day after the date on which the FDA notifies the Company that it has accepted for filing an NDA for CTP-543, provided that the date of acceptance is on or before October 31, 2023. The Company is using the straight-line method to recognize expense over the requisite service period based on its estimate of the number of 2022 PSUs that will vest. If there is a change in the estimate of the number of 2022 PSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
RSUs are not included in issued and outstanding common stock until the shares have vested and settled. As of June 30, 2022, 0.3 million of the 2020 RSUs, 0.1 million of the January 2021 RSUs and all of the June 2021 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock on the date of grant.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of RSU activity for the six months ended June 30, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2021	628,192	$10.78
Granted	1,103,975	$3.08
Released	(309,372)	$9.49
Forfeited	(37,860)	$8.54
Outstanding at June 30, 2022	1,384,935	$4.99
As of June 30, 2022, there was $4.8 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 1.9 years.
10. (Loss) Income Per Share
As of June 30, 2021, the Company had outstanding warrants to purchase 61,273 shares of common stock that were issued in connection with a 2017 Loan and Security Agreement with Hercules Capital, Inc., which were deemed to be participating securities. Accordingly, the Company applied the two-class method to calculate basic and diluted net earnings per share of common stock for the three months ended June 30, 2021. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The two-class method was not applied for the three and six months ended June 30, 2022 or the six months ended June 30, 2021, as the Company’s participating securities do not have any obligation to absorb net losses.
Basic net (loss) income per common share is calculated by dividing net (loss) income allocable to common stockholders, adjusted to recognize the effect of a down round feature when it is triggered, by the weighted-average common shares outstanding during the period, without consideration of stock options, RSUs or preferred stock as common stock equivalents. Net loss allocable to common stockholders for the three and six months ended June 30, 2022 is adjusted for the effect of a triggered down round feature of warrants deemed to be a dividend. Refer to Note 13 for details regarding the triggered down round feature of the warrants. The weighted-average common shares outstanding as of June 30, 2022 and 2021 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with a financing in 2020. For purposes of the diluted net (loss) income per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share applicable to common stockholders are the same for periods with a net loss.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates the determination of (loss) income per share for each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Amounts in thousands, except per share amounts)
Basic Earnings Per Share:
Numerator:
Net (loss) income	$(23,548)	$5,425	$(61,276)	$(17,244)
Income attributable to participating securities - basic	—	(10)	—	—
Dividend attributable to down round feature of warrants	(497)	—	(497)	—
(Loss) income attributable to common stockholders - basic	$(24,045)	$5,415	$(61,773)	$(17,244)

Denominator:
Weighted-average shares outstanding	41,042	33,974	38,877	33,934
Net (loss) income per share applicable to common stockholders - basic	$(0.59)	$0.16	$(1.59)	$(0.51)

Diluted Earnings Per Share:
Numerator:
Net (loss) income	$(23,548)	$5,425	$(61,276)	$(17,244)
Income attributable to participating securities - diluted	—	(10)	—	—
Dividend attributable to down round feature of warrants	(497)	—	(497)	—
(Loss) income attributable to common stockholders - diluted	$(24,045)	$5,415	$(61,773)	$(17,244)

Denominator:
Weighted-average shares outstanding	41,042	33,974	38,877	33,934

Dilutive impact from:
Stock options	—	15	—	—
Restricted stock units	—	94	—	—
Weighted-average shares outstanding - diluted	41,042	34,083	38,877	33,934
Net income (loss) per share applicable to common stockholders - diluted	$(0.59)	$0.16	$(1.59)	$(0.51)

Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Stock options	4,935	5,435	4,935	5,450
Restricted stock units	1,385	886	1,385	980
Warrants	12,269	—	12,269	61
Series X1 Preferred Stock	16,602	—	16,602	—

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
The Company recorded a liability for the Lease of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of June 30, 2022, the Company had a current lease liability of $1.3 million and a non-current lease liability of $13.2 million recorded in its condensed consolidated balance sheets.
On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of June 30, 2022, the Company had a long-term lease asset of $8.3 million recorded in its condensed consolidated balance sheets.
The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022, the Company recognized $1.2 million in lease expense.
For the six months ended June 30, 2022, the Company paid $1.5 million in rent. As a payment arising from an operating lease, the $1.5 million is classified within operating activities in the condensed consolidated statements of cash flows.
For the six months ended June 30, 2022 and 2021, the weighted-average remaining lease term was 6.5 years and 7.5 years, respectively, and the weighted-average discount rate was 13.08%.
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
During the year ended December 31, 2021, the Company sold 165,323 shares of common stock pursuant to the ATM Agreement for net proceeds of $2.0 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Cash provided by financing activities for the six months ended June 30, 2021 included $0.5 million in net proceeds from sales pursuant to the ATM Agreement that had been classified as a receivable as of December 31, 2020.
During the six months ended June 30, 2022, the Company did not sell any shares of common stock pursuant to the ATM Agreement.

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
The Series X1 Preferred Stock is convertible into shares of common stock at a conversion rate of 1,000 shares of common stock per share of Series X1 Preferred Stock, at the option of the holder, subject to certain limitations. Except in limited circumstances, the Series X1 Preferred Stock does not have voting rights. Holders of the Series X1 Preferred Stock are entitled to receive dividends on an as converted to common stock basis when and if declared on the common stock. In any liquidation or dissolution of the Company, the Series X1 Preferred Stock will rank on parity with the common stock in the distribution of assets, to the extent legally available for distribution, and will receive any dividends declared but unpaid on such shares.
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
Upon issuance, the term of the First Tranche Warrants and Second Tranche Warrants was contingent on the outcome of the Company’s CTP-543 THRIVE-AA1 Phase 3 clinical trial and THRIVE-AA2 Phase 3 clinical trial, respectively. The Warrants would expire 90 days after the occurrence of both (i) the public disclosure by the Company of the achievement of statistical significance on each of the primary endpoints of the respective clinical trial and (ii) a determination by the Company that there are no safety or other issues that would impede the Company’s filing of an NDA without first requiring an additional clinical trial that is not already contemplated by the Company’s development plans for CTP-543. In the event that either event (i) or (ii) does not occur, the Warrants would expire 90 days after the earlier of (a) the public release of topline data from two ongoing Phase 3 clinical trials being conducted by Avanir in the indication of agitation in Alzheimer’s disease patients and (b) written notification to the Investors that the Company has received written notice from Avanir of a decision to cease both such clinical trials early. In the event that neither event (a) nor (b) occurs, the Warrants would expire upon the tenth anniversary from issuance.
The exercise price of the Warrants is subject to a one-time adjustment in the event that the Company sells capital stock or derivative securities convertible into or exercisable for capital stock (subject to certain exemptions) at a weighted-average price per share below the initial exercise price, in which case the initial exercise price is automatically reset upon exercise of the Warrant to an exercise price that is the midpoint between the initial exercise price and the weighted-average price per share, provided that the adjusted exercise price cannot be less than $2.88 per share.
On May 23, 2022, the Company announced the achievement of statistical significance on the primary endpoint of the CTP-543 THRIVE-AA1 Phase 3 clinical trial and determined that there were no safety or other issues that would impede the Company’s filing of an NDA without first requiring an additional clinical trial that was not already contemplated by the Company’s development plans for CTP-543. As a result, the expiration date of the First Tranche Warrants became 90 days after May 23, 2022, or August 21, 2022, or the First Tranche Warrants Expiration Date.
On June 1, 2022, concurrent with the June 2022 public offering detailed in Note 14, the Company entered into warrant amendment agreements to the First Tranche Warrants with the Investors. Pursuant to such amendments, in consideration for such Investors’ collective exercise of First Tranche Warrants to purchase an aggregate of 3,981 shares of Series X1 Preferred Stock for approximately $18.9 million concurrently with and contingent upon the offering, or the Exercise Commitments, the

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company agreed to (i) reduce the exercise price of the First Tranche Warrants that were subject to the Exercise Commitments from $5.34 per share on a common stock equivalent basis to $4.75 per share on a common stock equivalent basis and (ii) extend the expiration date of the First Tranche Warrants that remain outstanding to the later of August 21, 2022 and the 21st day after the Company’s public disclosure of the topline results of its CTP-543 THRIVE-AA2 Phase 3 clinical trial, or the Modified First Tranche Warrants Expiration Date. Upon closing on June 6, 2022, the Investors satisfied the Exercise Commitments, resulting in net cash proceeds to the Company of $18.9 million.
Pursuant to the original terms of the Warrants, following the June 2022 public offering detailed in Note 14 and assuming no other events that cause further adjustments, the exercise price of the remaining First Tranche Warrants and the Second Tranche Warrants will be adjusted to $5.05 per share and $6.05 per share (each on a common stock equivalent basis), respectively, upon exercise of such Warrants, which are the respective midpoints of the initial exercise prices and the public offering price per share.
Royalty Interest
As part of the 2021 Financing, under the RPA, the Investors purchased the Royalty Interest. Investors are initially entitled to an aggregate base amount of the future royalty payments of 35.0% in respect of worldwide net sales of licensed products under the Avanir Agreement, and may increase their percentage ownership (i) by up to an additional 7.5% based on the amount of First Tranche Warrants that are exercised and (ii) by up to an additional 7.5% based on the amount of Second Tranche Warrants that are exercised. Upon exercise of any portion of the First Tranche Warrants and/or Second Tranche Warrants by any Investor, such Investor is entitled to receive its pro rata share of the percentages set forth in the RPA.
Upon the exercise of the 3,981 First Tranche Warrants referenced above, the Investors’ collective ownership of the Royalty Interest increased to 38.7%.
Accounting Treatment
The Company received aggregate net proceeds of $64.4 million at the closing of the 2021 Financing after deducting offering expenses of $0.6 million payable by the Company.
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
Upon issuance, the Warrants included an exercise contingency that was based on an observable index other than the Company’s own operations, and therefore, were precluded from equity classification. As a result, the Warrants were classified as a liability and measured at fair value at inception with subsequent changes in fair value recognized in earnings.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a fair value of $7.5 million and $5.9 million, respectively, as of the date the Company entered into the 2021 Financing. The relative fair value allocated to common stock and Series X1 Preferred Stock totaled $6.5 million and $40.3 million, respectively. The relative fair value allocated to the Royalty Interest was $4.8 million.
First Tranche Warrant Reclassification to Equity
On May 23, 2022, the Company announced the achievement of statistical significance on the primary endpoint of the CTP-543 THRIVE-AA1 Phase 3 clinical trial and determined that there were no safety or other issues that would impede the Company’s filing of an NDA without first requiring an additional clinical trial that was not already contemplated by the Company’s development plans for CTP-543, which established the expiration date of the First Tranche Warrants as August 21, 2022. As a result, the First Tranche Warrants were no longer based on an observable index other than the Company’s own operations, and therefore, were no longer precluded from equity classification.
Upon the Company’s reassessment, the First Tranche Warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital. The First Tranche Warrants were equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from other equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of Series X1 Preferred Stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria.
The First Tranche Warrants were recorded at their fair value of $2.9 million as of May 23, 2022 using a Black-Scholes-Merton option pricing model, with the change in fair value of $5.9 million applied to unrealized gain on warrant liabilities. The fair value assumptions related to the equity-classified First Tranche Warrants as of May 23, 2022 were as follows:

As of May 23, 2022
First Tranche Warrants
Expected volatility	91.20%
Expected term	0.25 years
Risk-free interest rate	1.07%
Expected dividend yield	—%
The expected term was based on the First Tranche Warrants Expiration Date. The expected volatility is calculated based on the historical volatility of the Company commensurate with the expected term. The risk-free interest rate is based on the average treasury bill interest rate over a period commensurate with the expected term. The expected dividend is zero, as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
First Tranche Warrants Modification and Partial Exercise
On June 1, 2022, the First Tranche Warrants were modified, or the First Tranche Warrants Modification, to reduce the exercise price for the warrants subject to the Exercise Commitments from $5.34 per share to $4.75 per share on a common stock equivalent basis and to extend the expiration date of the remaining First Tranche Warrants to the Modified First Tranche Warrants Expiration Date. The modification of the First Tranche Warrants lowered the exercise price of the Exercise Commitments to the price per share contemplated in an ongoing public offering. The First Tranche Warrants remained a freestanding equity-classified instrument following the modification. The Company concluded the modification of the First Tranche Warrants provided more favorable terms to the Investors with the purpose of inducing the Investors to exercise the Exercise Commitments. Pursuant to ASU 2021-04, the Company remeasured the fair value of the First Tranche Warrants as of the modification date based on the modified terms and recorded the increase in fair value of $7.2 million as equity issuance

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

costs to additional paid-in capital, reducing proceeds from the exercise of the First Tranche Warrants. The fair value assumptions related to the modification of the First Tranche Warrants as of June 1, 2022 were as follows:

As of June 1, 2022
First Tranche Warrants (Post-Modification)
Expected volatility	104.20%
Expected term	0.25 years
Risk-free interest rate	1.15%
Expected dividend yield	—%
The expected term was based on 21 days following the approximate anticipated timing of the topline results of the THRIVE-AA2 Phase 3 clinical trial. The expected volatility is calculated based on the historical volatility of the Company commensurate with the expected term. The risk-free interest rate is based on the average treasury bill interest rate over a period commensurate with the expected term. The expected dividend is zero, as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
In conjunction with the First Tranche Warrants Modification, Investors exercised 3,981 First Tranche Warrants in accordance with the Exercise Commitments, resulting in net cash proceeds of $18.9 million. The Company recorded the settlement of net cash proceeds to the par value of the preferred stock and additional paid-in capital.
Warrant Liability Fair Value Assumptions
As of December 31, 2021, the fair value of the First Tranche Warrants was $8.5 million. As of June 30, 2022 and December 31, 2021, the fair value of the Second Tranche Warrants was $11.6 million and $6.9 million, respectively. The Company estimated the fair value of the Warrants using the Black-Scholes-Merton option pricing model. The fair value assumptions related to the Warrants as of June 30, 2022 and December 31, 2021 were as follows:

As of June 30, 2022
Second Tranche Warrants
Expected volatility	74.23%
Expected term	2.27 years
Risk-free interest rate	2.86%
Expected dividend yield	—%

	As of December 31, 2021
	First Tranche Warrants	Second Tranche Warrants
Expected volatility	75.90%	76.40%
Expected term	2.68 years	2.80 years
Risk-free interest rate	0.97%	0.97%
Expected dividend yield	—%	—%
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
Down Round Feature of Warrants
The Company concluded that the exercise price adjustment of the Warrants following the June 2022 public offering meets the definition of a triggered down round feature. The exercise price adjustment lowered the exercise price of the Warrants, but did not change the proportion of instruments convertible into common stock. Further, the exercise price adjustments serve as anti-dilution protection and do not provide excess value to the Investors.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The First Tranche Warrants represent an equity-classified freestanding equity contract, and as such, require the value of the effect of the down round feature to be recognized when triggered. The value of the effect represents the difference between the fair value of the First Tranche Warrants without the down round feature (prior to the reduced exercise price) and the fair value of the First Tranche Warrants with the down round feature (subsequent to the reduced exercise price). The value of the effect of the down round feature on the First Tranche Warrants was determined to be $0.5 million and was recorded as a dividend with a reduction to income available to common stockholders when calculating basic earnings per share. The fair value assumptions used in determining the value of the effect of the down round feature were consistent with the modified First Tranche Warrants discussed above, with the exception of the reduced exercise price of $5.05 per share for the down-rounded Warrants.
The Second Tranche Warrants represent a liability-classified freestanding equity contract, which does not require specific treatment upon the triggering of a down round feature. The reduced exercise price of the Second Tranche Warrants was considered in the remeasurement as of June 30, 2022.
Related Party Participation in the 2021 Financing
The Investors included RA Capital Healthcare Fund, L.P., or RA Capital. At the time of entering into the 2021 Financing, RA Capital held greater than 5% of the Company’s outstanding common stock, and two members of the Company’s board of directors maintained minority, non-controlling interests in RA Capital. RA Capital purchased 7,500 shares of Series X1 Preferred Stock, 7,500 Warrants and a base amount of 16.2%, which could potentially increase up to 23.1%, of the Royalty Interest for $30.0 million in cash.
As a participant in the First Tranche Warrant exercise in June 2022, RA Capital purchased 1,875 shares of Series X1 Preferred Stock and increased their Royalty Interest to 17.9%.
As of June 30, 2022 and December 31, 2021, the Company’s condensed consolidated balance sheet includes RA Capital’s portion of warrant liabilities of $5.4 million and $7.1 million, respectively, and deferred revenue of $2.2 million for both periods. For the six months ended June 30, 2022, the Company’s condensed consolidated statement of operations and condensed consolidated statement of cash flows includes RA Capital’s portion of the unrealized gain on warrant liabilities of $0.6 million.
14. 2022 Sale of Common Stock
In June 2022, the Company closed an underwritten public offering of 11,500,000 shares of its common stock to the public at $4.75 per share, or the 2022 Financing, which included the full exercise of the underwriters' option to purchase 1,500,000 additional shares of common stock. The Company received net proceeds of $50.9 million from the 2022 Financing, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
Related Party Participation in the 2022 Financing
An entity affiliated with Richard Aldrich, one of our directors, and Thomas Auchincloss and Christine van Heek, two of our other directors, purchased approximately $1.0 million, $29 thousand and $50 thousand, respectively, in shares of our common stock in the 2022 Financing at the public offering price.

15. Subsequent Events
On August 1, 2022, the Company announced the achievement of statistical significance on the primary endpoint of the CTP-543 THRIVE-AA2 Phase 3 clinical trial. On August 2, 2022, the Company determined that there were no safety or other issues that would impede the Company’s filing of an NDA without first requiring an additional clinical trial that was not already contemplated by the Company’s development plans for CTP-543. As a result, the expiration date of the remaining First Tranche Warrants and the Second Tranche Warrants became August 22, 2022 and October 31, 2022, respectively.
The Company is evaluating the accounting impact as it relates to the Warrants.

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

OVERVIEW
We are a late-stage clinical biopharmaceutical company that is developing CTP-543, a JAK 1/2 inhibitor that we discovered through the application of our DCE Platform. We have successfully completed two Phase 3 clinical trials of CTP-543 for the treatment of adults with moderate to severe alopecia areata, a serious autoimmune dermatological condition, and intend to file an NDA with the FDA in the first half of 2023.
We are conducting pre-commercial activities, with the intent of commercializing CTP-543 in the United States ourselves or with the assistance of strategic partners. If we are successful in obtaining FDA approval for CTP-543 for the treatment of adults with moderate to severe alopecia areata, we intend to evaluate CTP-543 in younger patients with alopecia areata and explore expanding CTP-543 into additional indications. We are also assessing both internal and potential in-licensed candidates for pipeline expansion.
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
CTP-543 is an oral JAK 1/2 inhibitor that we are developing for the treatment of moderate to severe alopecia areata. The FDA has granted CTP-543 Breakthrough Therapy designation for the treatment of adult patients with moderate to severe alopecia areata and Fast Track designation for the treatment of alopecia areata. We have successfully completed two Phase 3 clinical trials of CTP-543 and intend to file an NDA with the FDA in the first half of 2023.
Patients who have experienced hair regrowth while taking a JAK inhibitor to treat their alopecia areata commonly experience hair loss after ceasing to take the JAK inhibitor (Hogan S. J Clin Aesthet Dermatol. 2019 and Ramírez-Marín H.A. Drug Des Devel Ther. 2022). As a result, if we are successful in obtaining FDA approval for CTP-543, we expect that CTP-543 will need to be used continuously in order for patients to maintain the hair that has regrown.
Clinical Development of CTP-543
We have completed two Phase 3 clinical trials and multiple Phase 2 clinical trials of CTP-543 for the treatment of adults with moderate to severe alopecia areata.
Phase 3 clinical trials
We have conducted two Phase 3 clinical trials of CTP-543, THRIVE-AA1 and THRIVE-AA2. Both trials were double-blind, randomized, placebo-controlled Phase 3 clinical trials evaluating 8 mg twice-daily and 12 mg twice-daily doses of CTP-543 compared to placebo in adult patients with moderate to severe alopecia areata at sites in the United States, Canada and Europe. Patients enrolled in both trials were required to have at least 50 percent scalp hair loss due to alopecia areata, as measured by the Severity of Alopecia Tool, or SALT. A SALT score of 100 represents total scalp hair loss, whereas a score of 0 represents no scalp hair loss. THRIVE-AA1 enrolled 706 patients, and THRIVE-AA2 enrolled 517 patients.

The primary efficacy endpoint for both trials was the percentage of patients achieving an absolute SALT score of 20 or less (meaning 20 percent or less scalp hair loss) at Week 24 of treatment.
The key secondary endpoints for both trials were the percentage of responders on a Hair Satisfaction Patient Reported Outcome scale at Week 24 and the percentage of patients achieving absolute SALT scores of 20 or less at each of Weeks 20, 16, 12 and 8.
THRIVE-AA1
In May 2022, we announced positive topline results from THRIVE-AA1. The primary efficacy endpoint and all key secondary endpoints for THRIVE-AA1 were met with statistical significance in both the 8 mg twice-daily and 12 mg twice-daily dose groups relative to placebo. Treatment with CTP-543 was generally well tolerated in THRIVE-AA1.
The average baseline SALT score across all patients in THRIVE-AA1 was approximately 85.9 (corresponding to approximately 14% average scalp hair coverage). A statistically significant proportion of patients treated with either 8 mg twice-daily or 12 mg twice-daily of CTP-543 in THRIVE-AA1 experienced greater scalp regrowth compared to placebo. The proportion of patients achieving a SALT score of 20 or less at Week 24 of treatment was 41.5 percent in the 12 mg twice-daily dose group and 29.6 percent in the 8 mg twice-daily dose group, compared to 0.8 percent of patients in the placebo group. The treatment difference for both dose groups of CTP-543 relative to placebo was statistically significant (p<0.0001).
The safety profile seen with CTP-543 in THRIVE-AA1 was consistent with previous studies. The most common (≥5%) side effects in any dose group were headache, acne, upper respiratory infection, increased creatine kinase levels, COVID-19 infection and nasopharyngitis. Upper respiratory infections were greater in the placebo group than in either of the CTP-543 dose groups. No pulmonary embolisms or deep vein thromboses were observed in the trial. One patient treated with the 8 mg twice-daily dose and one patient treated with the 12 mg twice-daily dose developed herpes zoster (shingles). Serious adverse events were reported in nine patients, with only one patient (in the 8 mg twice-daily dose group) having events (2) that were assessed as possibly related to treatment. Four patients who reported serious adverse events were in the placebo group.
THRIVE-AA2
In August 2022, we announced positive topline results from THRIVE-AA2. The primary efficacy endpoint and all key secondary endpoints for THRIVE-AA2 were met with statistical significance in both the 8 mg twice-daily and 12 mg twice-daily dose groups relative to placebo. Treatment with CTP-543 was generally well tolerated in THRIVE-AA2.
The average baseline SALT score across all patients in THRIVE-AA2 was approximately 87.9 (corresponding to approximately 12% average scalp hair coverage). A statistically significant proportion of patients treated with either 8 mg twice-daily or 12 mg twice-daily of CTP-543 in THRIVE-AA2 experienced greater scalp regrowth compared to placebo. The proportion of patients achieving a SALT score of 20 or less at Week 24 of treatment was 38.3 percent in the 12 mg twice-daily dose group and 33.0 percent in the 8 mg twice-daily dose group, compared to 0.8 percent of patients in the placebo group. The treatment difference for both dose groups of CTP-543 relative to placebo was statistically significant (p<0.0001).
The safety profile seen with CTP-543 in THRIVE-AA2 was consistent with previous studies. The most common (≥5%) side effects in any dose group were COVID-19 infection, nasopharyngitis, increased creatine kinase levels, acne and headache. No pulmonary embolisms or deep vein thromboses were observed in the trial. Two patients treated with the 8 mg twice-daily dose and two patients treated with the 12 mg twice-daily dose developed herpes zoster (shingles). Five serious adverse events were reported in five patients, with only one event (in the 8 mg twice-daily dose group) that was assessed as possibly related to treatment.
Phase 2 clinical trials
In September 2019, we announced results from a Phase 2 double-blind, randomized, dose-ranging trial to evaluate three sequential doses of CTP-543 (4, 8 and 12 mg twice-daily) and a placebo control in 149 patients with moderate to severe alopecia areata. Patients treated with either 8 mg twice-daily or 12 mg twice-daily doses of CTP-543 met the primary efficacy endpoint with statistically significant differences (p <0.001) relative to placebo in the percentage of patients achieving a ≥ 50% relative change from baseline at 24 weeks. A numerically but not statistically greater percentage of patients treated with the 4 mg twice-daily dose of CTP-543 met the primary efficacy endpoint, and the 4 mg twice-daily dose was not studied further in our Phase 3 clinical trials. Treatment with CTP-543 was generally well tolerated. The most common side effects in the 8 mg twice-daily or 12 mg twice-daily dose groups were headache, nasopharyngitis, upper respiratory tract infection, acne, nausea and low-density lipoprotein increase. One serious adverse event of facial cellulitis was reported in the 12 mg twice-daily dose group as possibly related to treatment; however, after a brief interruption, treatment continued and this patient completed the trial. No thromboembolic events were reported during the trial.

In addition, we completed two Phase 2 clinical trials evaluating twice-daily dosing of CTP-543 compared to once-daily dosing of CTP-543. Based on the findings from those trials, we utilized the 8 mg twice-daily and 12 mg twice-daily doses in our Phase 3 clinical trials of CTP-543. The 8 mg twice-daily and 12 mg twice-daily arms of those studies provided efficacy comparable to the 8 mg twice-daily and 12 mg twice-daily arms, respectively, of our Phase 2 dose-ranging trial.
Other clinical trials
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
Additional clinical trials of CTP-543 are also ongoing to support the submission of an NDA, which is currently planned for the first half of 2023.
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
For example, in February 2012, we entered into a development and license agreement with Avanir for the worldwide rights to develop, manufacture and commercialize AVP-786. AVP-786 is a combination of deudextromethorphan hydrobromide (d6-DM) and quinidine sulfate (Q), a CYP2D6 inhibitor, being investigated for the treatment of neurologic and psychiatric disorders. In 2019, Avanir completed two Phase 3 clinical trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 clinical trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. Three additional Phase 3 clinical trials and an open label, long-term extension study for Alzheimer’s agitation are ongoing. Additionally, Avanir is conducting a Phase 2/3 clinical trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia and a Phase 2 clinical trial evaluating AVP-786 for the treatment of agitation and aggression in patients with traumatic brain injury. Under the Avanir Agreement, we received an upfront payment of $2.0 million and have received milestone payments of $6.0 million. We are eligible to earn up to $37.0 million in regulatory and commercial launch milestone payments with respect to AVP-786 and up to $125.0 million in sales-based milestone payments. Avanir is also required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country. We sold a portion of our right to receive these royalties in connection with the 2021 Financing. Initially, the Investors collectively owned 35% of such royalties, with the percentage increasing incrementally up to 50% if all of the warrants issued in connection with the financing are exercised by the Investors. In June 2022, the Investors exercised a portion of the warrants, which increased the collective percentage of such royalties that they own to approximately 39%.
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
COVID-19 PANDEMIC
The COVID-19 pandemic continues to evolve. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic or other public health crisis, such as the COVID-19 pandemic, including, but not limited to, potential delays in our clinical trials or submission of an NDA. The ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and subject to change will depend on future developments, which cannot be accurately predicted. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations may be affected by the COVID-19 pandemic, but we are monitoring the situation closely.
LIQUIDITY AND GOING CONCERN
As of June 30, 2022, we had cash, cash equivalents and investments of $153.7 million and net working capital of $146.0 million. We have incurred cumulative net losses of $411.3 million since our inception and require capital to continue future development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for CTP-543 and conduct our open label, long-term extension studies and other clinical trials to support the submission of our NDA. For information regarding our recently completed equity financings, see Notes 12, 13 and 14 in the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
We are subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain additional financing to fund the future development of our pipeline, the need to obtain marketing approval for our product candidates, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products. We are also subject to larger macroeconomic risks, including stock market disruptions, rising inflation and interest rates and other macroeconomic factors that may affect the cost or availability of raising additional capital.
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

Based on our current operating plan, we believe that our current cash, cash equivalents and investments will allow us to meet our liquidity requirements into the second quarter of 2023. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand and our dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.
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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, or cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $411.3 million since inception through June 30, 2022 and will require substantial additional capital to fund our ongoing activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements.
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
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for CTP-543 and conduct our open label, long-term extension studies and other clinical trials to support the submission of our NDA.
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
We anticipate that our general and administrative expenses will increase in the future as our pipeline grows and matures and we seek marketing approval for and prepare to commercialize our product candidates. In particular, we anticipate an increase in payroll and related expenses as we seek marketing approval for CTP-543 and prepare for commercial operations, especially as it relates to the sales, marketing and distribution of CTP-543.
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
Unrealized gain on warrant liabilities
Unrealized gain on warrant liabilities consists of changes in the fair value of warrant liabilities resulting from the 2021 Financing, as discussed further in Note 13 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of June 30, 2022, we forecast an ordinary pre-tax loss for the year ended December 31, 2022 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the six months ended June 30, 2022.
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

RESULTS OF OPERATIONS
Discussion of the three and six months ended June 30, 2022
The following table summarizes our results of operations for the three and six months ended June 30, 2022.

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in thousands)	2022	2022
Revenue:
License and research and development revenue	$21	$22
Operating expenses:
Research and development	20,855	51,344
General and administrative	4,849	10,389
Total operating expenses	25,704	61,733
Loss from operations	(25,683)	(61,711)
Investment income	145	165
Unrealized loss on marketable equity securities	(60)	(624)
Unrealized gain on warrant liabilities	2,050	894
Net loss	$(23,548)	$(61,276)
Research and development expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2022, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in thousands)	2022	2022
CTP-543 external expenses	$15,013	$39,478
External expenses for other programs	85	165
Employee and contractor-related expenses	4,393	9,035
Facility and other expenses	1,364	2,666
Total research and development expenses	$20,855	$51,344
Research and development expenses were $20.9 million and $51.3 million for the three and six months ended June 30, 2022, respectively. CTP-543 external expenses increased $1.9 million and $17.4 million for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 primarily due to our Phase 3 clinical program and open label, long-term extension studies. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses for the three and six months ended June 30, 2022 decreased by $0.9 million and $2.1 million, respectively, compared to the three and six months ended June 30, 2021 primarily due to decreases in cash compensation and non-cash stock-based compensation expenses. Facility and other expenses consisted primarily of rent and maintenance of the Premises.

General and administrative expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2022.

	Three Months Ended June 30,	Six Months Ended June 30,
(Amounts in thousands)	2022	2022
Employee salaries and benefits	$2,468	$5,127
External professional service expenses	1,195	2,852
Facility, technology and other expenses	1,122	2,274
Depreciation and amortization	64	136
Total general and administrative expenses	$4,849	$10,389
General and administrative expenses were $4.8 million and $10.4 million the three and six months ended June 30, 2022, respectively. General and administrative expenses decreased $0.7 million for each of the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily due to decreases in non-cash stock-based compensation expenses.
Investment income
Investment income was $145 thousand and $165 thousand for the three and six months ended June 30, 2022, respectively, and consisted of interest income earned on cash equivalents and investments.
Unrealized loss on marketable equity securities
Unrealized loss on marketable equity securities was $0.1 million and $0.6 million for the three and six months ended June 30, 2022, respectively. The unrealized loss on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us.
Unrealized gain on warrant liabilities
Unrealized gain on warrant liabilities was $2.1 million and $0.9 million for the three and six months ended June 30, 2022, respectively. The unrealized gain on warrant liabilities consisted of changes in the fair value of warrant liabilities related to the 2021 Financing, as discussed further in Note 13 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
Research and development expenses were $20.2 million and $38.7 million for the three and six months ended June 30, 2021, respectively. CTP-543 external expenses primarily related to clinical development, including two Phase 3 clinical trials. CTP-692 external expenses were primarily attributable to the Phase 2 clinical trial, although development activities related to CTP-692 were discontinued following such trial failing to meet the primary or other secondary endpoints. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility and other expenses consisted primarily of rent and maintenance of the Premises.

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
Unrealized (loss) gain on marketable equity securities
Unrealized loss on marketable equity securities was $0.8 million for the three months ended June 30, 2021. Unrealized gain on marketable equity securities was $0.5 million for the six months ended June 30, 2021. Unrealized (loss) gain on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of June 30, 2022, we had an accumulated deficit of $411.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for CTP-543 and conduct our open label, long-term extension studies and other clinical trials to support the submission of our NDA. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources.
As of June 30, 2022, we had cash, cash equivalents and investments of $153.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. In February 2014, we completed our initial public offering whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, we sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds from the January 2020 financing was $70.1 million. In June 2022, we sold 11,500,000 shares of common stock through an underwritten public offering at a price to the public of $4.75 per share, raising aggregate net proceeds of $50.9 million.
In July 2017, we completed the transaction contemplated by the Vertex Agreement. We received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to us in February 2019. In May 2021, we entered into the Vertex Amendment and received an additional $32.0 million in cash.
In March 2019, we entered into the ATM Agreement with Jefferies. As of March 31, 2022, we had sold 2,209,687 shares of our common stock pursuant to the ATM Agreement for aggregate net proceeds of $25.2 million.
In November 2021, we closed the 2021 Financing, raising aggregate net proceeds of $64.4 million. The 2021 Financing consisted of the sale of (i) 2,253,000 shares of common stock, (ii) 13,997 shares of Series X1 Preferred Stock, (iii) warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of our right to receive potential future AVP-786 royalties under the Avanir Agreement. In June 2022, the First Tranche Warrants were amended and a portion was exercised, resulting in proceeds of $18.9 million. If the remaining warrants issued in connection with the 2021 Financing are exercised in full, we would receive additional proceeds of $70.1 million.
Management does not believe that our cash, cash equivalents and investments of $153.7 million as of June 30, 2022 are sufficient to fund our current operating plan for at least twelve months after the issuance of this Quarterly Report on Form 10-Q. Based on our current operating plan, we anticipate having sufficient capital to fund our operations into the second quarter of 2023. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations after the current capital resources are exhausted, about which there can be no certainty, raises substantial doubt about our ability to continue as a going concern. The interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
(Amounts in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(57,227)	$(10,040)
Investing activities	(15,017)	52,573
Financing activities	69,853	2,664
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,391)	$45,197
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the six months ended June 30, 2022, our operating activities used cash of $57.2 million as compared to cash used in operating activities of $10.0 million during the six months ended June 30, 2021. Cash used in operating activities during both the six months ended June 30, 2022 and 2021 was primarily driven by our development activities associated with CTP-543. Cash used in operating activities during the six months ended June 30, 2021 also includes $32.0 million in cash received from Vertex in exchange for the removal of the Milestone Obligation.
Investing activities. Net cash used in or provided by investing activities consisted of purchases of investments, proceeds from the maturity of investments and purchases of fixed assets. Net cash used in purchases of investments for the six months ended June 30, 2022 was $55.3 million. There were no purchases of investments for the six months ended June 30, 2021. Net cash provided by maturities of investments for the six months ended June 30, 2022 and 2021 was $40.5 million and $52.7 million, respectively. Purchases of fixed assets for the six months ended June 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively.
Financing activities. Financing activities provided cash of $69.9 million and $2.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The cash provided by financing activities during the six months ended June 30, 2022 was attributable to the $50.9 million in net proceeds from the 2022 Financing and $18.9 million in net proceeds from the partial exercise of First Tranche Warrants. The cash provided by financing activities during the six months ended June 30, 2021 was attributable to the $2.6 million in net proceeds from our at-the-market offering program and $0.1 million in proceeds from the exercise of stock options.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2022, we had an accumulated deficit of $411.3 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
Based on our current operating plan, we believe that our cash, cash equivalents and investments as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. However, without significant changes to our current operating plan or raising additional capital, there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.
We will need substantial additional funding. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our development programs or commercialization efforts.
Developing and commercializing pharmaceutical products, including conducting clinical trials and building a commercial infrastructure, are very time-consuming, expensive and uncertain processes that take years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for CTP-543 and conduct our open label, long-term extension studies and other clinical trials to support the submission of our NDA. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant personnel costs and commercialization expenses related to product sales, marketing, medical affairs, manufacturing and distribution to the extent that such sales, marketing, medical affairs and distribution are not the responsibility of one of our collaborators. In particular, the costs that we may be required to incur for the manufacture of any product candidate that receives marketing approval may be substantial. Manufacturing a drug at commercial scale may require specialized facilities, processes and materials. Furthermore, we will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
In any event, our existing cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development and commercialization of any of our product candidates. Accordingly, we will be required to obtain further funding in the future through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Market volatility, increasing inflation and rising interest rates resulting from various factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
Based on our current operating plan, we believe that our cash, cash equivalents and investments as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. Our estimate as to how long we expect our cash, cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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
•macroeconomic conditions, including rising inflation and costs;
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. We do not have any committed external source of funds, other than potential milestone payments and royalties under our existing license agreements, each of which is subject to the achievement of development, regulatory and/or sales-based milestones with respect to our product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of our stockholders. For example, in June 2022, we issued 11,500,000 shares of our common stock to the public at $4.75 per share. We also have outstanding warrants to purchase shares of Series X1 Preferred Stock. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.
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
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
•placing us at a competitive disadvantage compared to our competitors that have more resources and less debt or better debt servicing options.
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
Risks Related to Global Events
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
As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and supply chain, including:
•We believe that the COVID-19 pandemic has had, and may continue to have, an impact on our clinical trials, including our open label, long-term extension studies and other clinical trials to support the submission of our NDA for CTP-543. Due to changes to study site operations and local travel restrictions, in some cases these impacts include the potential need for remote assessments and delivery of study medication directly to patients. Some patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment or patient dosing in order to preserve health resources and protect trial participants. As a result, the timelines to complete our clinical trials may be delayed.
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
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our product candidates for our clinical trials, ship our product candidates to study sites, perform quality testing and supply other goods and services to run our business. If any such third party in our supply chain is adversely impacted by restrictions resulting, directly or indirectly, from the COVID-19 pandemic, including staffing shortages, shortages of raw materials or supplies, production slowdowns or disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.
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
The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional government actions, new information and the actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy. We will continue to monitor the situation closely.
We are currently operating in a period of global economic uncertainty and capital markets disruption. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets.
U.S. and global markets are experiencing volatility and disruption. The conflict in Ukraine, the COVID-19 pandemic, rising inflation and interest rates and other macroeconomic events have led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation. We are continuing to monitor macroeconomic trends and assess its potential impact on our business. Although, to date, our business has not been materially impacted by geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business or efforts to raise capital in the future. Any such disruptions may also magnify the impact of other risks described in our filings with the SEC.
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
For instance, AVP-786 is being developed under a collaboration with Avanir. In 2019, Avanir completed two Phase 3 clinical trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 clinical trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type in a number of ongoing Phase 3 clinical trials. Additionally, Avanir is conducting a Phase 2/3 clinical trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia and a Phase 2 clinical trial evaluating AVP-786 for the treatment of agitation and aggression in patients with traumatic brain injury. However, given the results of Avanir’s second Phase 3 clinical trial of AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type, there is no guarantee that any future trials of AVP-786 will meet their primary or key secondary endpoints.
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
Although the FDA has granted CTP-543 Breakthrough Therapy designation for the treatment of adult patients with moderate to severe alopecia areata and Fast Track designation for the treatment of alopecia areata, Breakthrough Therapy and Fast Track designations do not necessarily lead to a faster development pathway or regulatory review process and do not increase the likelihood of marketing approval. The FDA may later withdraw the designations if it believes that CTP-543 no longer meets the necessary conditions. For instance, because baricitinib was recently granted approval by the FDA for the treatment of adult patients with severe alopecia areata, the FDA could potentially withdraw the Breakthrough Therapy designation for CTP-543.
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
For instance, AVP-786 is being developed under a collaboration with Avanir, including for the treatment of agitation associated with dementia of the Alzheimer’s type. Avanir’s parent company, Otsuka Pharmaceutical Co., Ltd., and H. Lundbeck A/S recently announced positive results from a second Phase 3 clinical trial of brexpiprazole for the treatment of agitation in patients with Alzheimer’s dementia and that they intend to seek approval for brexpiprazole for such indication from the FDA. If the FDA approves brexpiprazole for such indication, there is no guarantee that Avanir will continue to develop AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type or at all.

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
We may also become involved in opposition, derivation, reexamination, post grant review, or PGR, inter partes review, or IPR, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office instituted an IPR brought against our U.S. Patent No. 9,249,149, or the '149 patent, by Incyte Corporation, or Incyte. The '149 patent, which expires in 2033, covers the composition of matter of deuterated analogs of ruxolitinib, including CTP-543. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. We have appealed the final written decision to the U.S. Court of Appeals for the Federal Circuit. The '149 patent remains valid and enforceable until any appeals by us have been exhausted.

In addition, in May 2021, the PTAB instituted a PGR brought against our U.S. Patent No. 10,561,659, or the '659 patent, by Incyte. The '659 patent, which expires in 2037, covers methods of treating hair loss, including alopecia areata, with certain doses of CTP-543. In May 2022, the PTAB issued a final written decision upholding the validity of the challenged claims of the '659 patent and finding that Incyte had not demonstrated by a preponderance of the evidence that the challenged claims of the '659 patent were unpatentable. In June 2022, Incyte requested that the PTAB reconsider the final written decision.
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
In addition, Columbia University is the owner of patents claiming the use of ruxolitinib and isotopic forms of JAK 1 and/or JAK 2 inhibitors, including ruxolitinib, for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for CTP-543.
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
•possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities, rising inflation and costs or supply chain disruptions;
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
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of drug products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities, which regulations differ from country to country. Failure to obtain marketing approval for a product candidate in a given territory will prevent us, and our collaborators, from commercializing the product candidate in that territory. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We, and our collaborators, have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. Although we plan to file an NDA with the FDA in the first half of 2023, we have limited experience in filing and supporting the applications necessary to gain marketing approvals.
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
In September 2021, the FDA issued a Drug Safety Communication regarding the risks associated with JAK inhibitors used to treat certain chronic inflammatory conditions. In this communication, the FDA announced that the boxed warnings for tofacitinib would be expanded based on an increased risk of serious heart-related events seen in a large, randomized safety clinical trial with tofacitinib in patients with rheumatoid arthritis. The FDA has also expanded the boxed warnings for other JAK inhibitors, even though those approved products have not been studied in similar large, randomized safety clinical trials.

CTP-543 is an oral JAK inhibitor that we are developing for the treatment of alopecia areata. If we are successful in obtaining marketing approval for CTP-543, the FDA may impose similar boxed warnings on CTP-543. If other products are approved for the treatment of alopecia areata that are not JAK inhibitors, it is also unknown whether the FDA will limit the use of CTP-543 to those patients who have not responded to or cannot tolerate the other approved products.
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
We are developing CTP-543 as an oral agent for the treatment of moderate to severe alopecia areata. If CTP-543 receives marketing approval for this indication, it will face competition from baricitinib, a JAK 1/2 inhibitor developed by Eli Lilly that was recently granted approval by the FDA for the treatment of adult patients with severe alopecia areata. In addition, a number of other product candidates are being studied for alopecia areata, including ritlecitinib, a JAK 3/TEC inhibitor being developed by Pfizer Inc.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are otherwise more commercially attractive than any products that we, or our collaborators, may develop. Our competitors also may obtain FDA or other marketing approval for their products before we, or our collaborators, are able to obtain approval for ours, which could reduce our ability to utilize expedited regulatory pathways and could result in our competitors establishing a strong market position before we, or our collaborators, are able to enter the market.
Many of our existing and potential future competitors have significantly greater financial resources and expertise in research and development, manufacturing, obtaining marketing approvals and selling, marketing and distributing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
•general economic, industry and market conditions, including market volatility and rising inflation and costs; and
•the other factors described in this “Risk Factors” section.
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
In addition, as of August 1, 2022, there were:
•6,293,509 shares of common stock subject to outstanding options and RSUs under our equity compensation plans, all of which are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares of common stock will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act;
•16,602 shares of Series X1 Preferred Stock issued and outstanding, which are convertible into 16,602,000 shares of common stock. The Series X1 Preferred Stock is equivalent to common stock in all respects except that it is non-voting and is convertible into common stock at the holder’s election, subject to beneficial ownership limitations. The shares of Series X1 Preferred Stock and the shares of common stock issuable upon conversion of the Series X1 Preferred Stock are registered under the Securities Act;
•outstanding warrants to purchase 12,269 shares of Series X1 Preferred Stock, which, upon exercise, are convertible into 12,269,000 shares of common stock; and
•outstanding warrants to purchase 1,800,000 shares of common stock, which are registered under the Securities Act.
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

Item 6.Exhibits.

Exhibit number	Description
3.1*	Restated Certificate of Incorporation of the Registrant, as amended, including Certificate of Designation of Preferences, Rights and Limitations of Series X1 Preferred Stock

4.1	Form of Warrant Amendment Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2022)

10.1
Underwriting Agreement, dated June 1, 2022, by and between the Registrant and Jefferies LLC and Truist Securities, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2022)

31.1*	Principal Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Principal Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Principal Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONCERT PHARMACEUTICALS, INC.

Date:	August 4, 2022	By:	/s/ Marc A. Becker

Marc A. Becker Chief Financial Officer (Principal Financial Officer)