Form 10-Q
period 2022-09-30
CONCERT PHARMACEUTICALS, INC.
filed 2022-11-07
CIK 1367920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 1, 2022: 47,938,188

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
•the outcome of our inter partes review proceeding regarding U.S. Patent No. 9,249,149 covering deuruxolitinib;
•our freedom to operate with respect to third-party patents;
•the potential advantages of our product candidates;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•conditions and events that raise doubt about our ability to continue as a going concern;
•risks associated with macroeconomic impacts, including the ongoing COVID-19 pandemic, increased global uncertainty and rising inflation and interest rates, which may adversely impact our business, clinical trials and supply chain; and
•the impact of government laws and regulations.
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
•We are currently operating in a period of global economic uncertainty and capital markets disruption. Our business, financial condition, results of operations and ability to raise capital could be materially adversely affected by any negative impact on the global economy and capital markets.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome.
•We may not be able to continue further clinical development of our wholly-owned development programs, including deuruxolitinib. If we are unable to develop, obtain marketing approval for or commercialize our wholly-owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
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
•If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any product candidates that we develop if and when those product candidates are approved.
•We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.
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

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.
CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$95,189	$141,636
Investments, available for sale	53,669	—
Marketable equity securities	675	1,463
Interest receivable	208	—
Deferred offering costs	15	15
Accounts receivable	1,440	218
Prepaid expenses and other current assets	6,000	6,997
Total current assets	157,196	150,329
Property and equipment, net	4,571	5,242
Restricted cash	1,157	1,157
Other assets	—	3
Operating lease right-of-use asset, long-term	8,210	8,585
Total assets	$171,134	$165,316
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,747	$2,606
Accrued expenses and other liabilities, current portion	13,307	12,359
Lease liability, current portion	1,345	1,155
Total current liabilities	17,399	16,120
Accrued expenses, net of current portion	—	28
Deferred revenue, long-term	7,595	7,595
Lease liability, net of current portion	12,868	13,910
Warrant liabilities, long-term (Note 13)	—	15,438
Total liabilities	37,862	53,091
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 5,000,000 shares authorized; 32,500 shares designated as Series X1; 20,746 and 13,997 shares of Series X1 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value per share; 200,000,000 and 100,000,000 shares authorized; 48,135,250 and 34,939,628 shares issued and 47,934,649 and 34,739,027 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	45	34
Additional paid-in capital	573,412	461,765
Accumulated other comprehensive loss	(134)	(76)
Accumulated deficit	(440,051)	(349,498)
Total stockholders’ equity	133,272	112,225
Total liabilities and stockholders’ equity	$171,134	$165,316
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
License and research and development revenue	$8	$4	$29	$26
Other revenue	—	539	—	32,539
Total revenue	8	543	29	32,565
Operating expenses:
Research and development	24,364	21,876	75,708	60,560
General and administrative	5,250	5,462	15,639	16,561
Total operating expenses	29,614	27,338	91,347	77,121
Loss from operations	(29,606)	(26,795)	(91,318)	(44,556)
Investment income	785	4	951	44
Unrealized (loss) gain on marketable equity securities	(164)	113	(788)	590
Unrealized gain on warrant liabilities (Note 13)	81	—	975	—
Net loss	$(28,904)	$(26,678)	$(90,180)	$(43,922)
Other comprehensive loss:
Unrealized loss on investments, available for sale	(49)	—	(57)	(18)
Comprehensive loss	$(28,953)	$(26,678)	$(90,237)	$(43,940)

Dividend attributable to down round feature of warrants (Note 13)	—	—	(373)	—
Net loss attributable to common stockholders - basic and diluted	$(28,904)	$(26,678)	$(90,553)	$(43,922)

Net loss per share attributable to common stockholders - basic and diluted	$(0.58)	$(0.78)	$(2.13)	$(1.29)

Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	49,731	34,090	42,535	33,987
See accompanying notes.

CONCERT PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	Amount	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2021	14	$—	34,938	200	$34	$461,765	$(76)	$(349,498)	$112,225
Release of restricted stock units	—	—	216	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	(42)	—	(42)
Stock-based compensation expense	—	—	—	—	—	2,111	—	—	2,111
Net loss	—	—	—	—	—	—	—	(37,728)	(37,728)
Balance at March 31, 2022	14	$—	35,154	200	$34	$463,876	$(118)	$(387,226)	$76,566
Release of restricted stock units	—	—	95	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—	33	—	33
Stock-based compensation expense	—	—	—	—	—	1,963	—	—	1,963
Conversion of preferred stock	(1)	—	1,376	—	—	—	—	—	—
Exercise of warrants	4	—	—	—	—	11,679	—	—	11,679
Reclassification of warrants to equity	—	—	—	—	—	10,156	—	—	10,156
Dividend attributable to down round feature of warrants	—	—	—	—	—	497	—	(497)	—
Sale of common stock, net of underwriters' discount and costs	—	—	11,500	—	11	50,932	—	—	50,943
Net loss	—	—	—	—	—	—	—	(23,548)	(23,548)
Balance at June 30, 2022	17	$—	48,125	200	$45	$539,103	$(85)	$(411,271)	$127,792
Exercise of stock options	—	—	10	—	—	49	—	—	49
Unrealized loss on short-term investments	—	—	—	—	—	—	(49)	—	(49)
Stock-based compensation expense	—	—	—	—	—	1,897	—	—	1,897
Exercise of warrants	4	—	—	—	—	20,949	—	—	20,949
Reclassification of warrants to equity	—	—	—	—	—	11,538	—	—	11,538
Dividend attributable to down round feature of warrants (Note 13)	—	—	—	—	—	(124)	—	124	—
Net loss	—	—	—	—	—	—	—	(28,904)	(28,904)
Balance at September 30, 2022	21	$—	48,135	200	$45	$573,412	$(134)	$(440,051)	$133,272

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Issued	Amount	Issued	In Treasury	Amount
	(Amounts in thousands)
Balance at December 31, 2020	—	$—	32,063	200	$31	$400,636	$(58)	$(269,447)	$131,162
Exercise of stock options	—	—	10	—	—	89	—	—	89
Release of restricted stock units	—	—	136	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—	(16)	—	(16)
Stock-based compensation expense	—	—	—	—	—	3,431	—	—	3,431
Proceeds from at-the-market offering, net of issuance costs	—	—	165	—	—	2,042	—	—	2,042
Net loss	—	—	—	—	—	—	—	(22,669)	(22,669)
Balance at March 31, 2021	—	$—	32,374	200	$31	$406,198	$(74)	$(292,116)	$114,039
Unrealized loss on short-term investments	—	—	—	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	—	—	3,254	—	—	3,254
Net income	—	—	—	—	—	—	—	5,425	5,425
Balance at June 30, 2021	—	$—	32,374	200	$31	$409,452	$(76)	$(286,691)	$122,716
Release of restricted stock units	—	—	233	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	3,124	—	—	3,124
Net loss	—	—	—	—	—	—	—	(26,678)	(26,678)
Balance at September 30, 2021	—	$—	32,607	200	$31	$412,576	$(76)	$(313,369)	$99,162

See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(90,180)	$(43,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941	1,153
Stock-based compensation expense	5,971	9,809
Amortization of premiums on investments	121	35
Unrealized loss (gain) on marketable equity securities	788	(590)
Unrealized gain on warrant liabilities	(975)	—
Loss on disposal of asset	—	5
Non-cash lease expense	375	276
Changes in operating assets and liabilities:
Accounts receivable	(1,222)	(323)
Interest receivable	(208)	145
Prepaid expenses and other current assets	995	1,443
Other assets	3	41
Accounts payable	137	354
Accrued expenses and other liabilities	921	1,239
Income taxes receivable	—	2,346
Operating lease liability	(852)	(687)
Net cash used in operating activities	(83,185)	(28,676)
Investing activities
Purchases of property and equipment	(265)	(239)
Purchases of investments	(103,348)	—
Maturities of investments	49,500	52,713
Net cash (used in) provided by investing activities	(54,113)	52,474
Financing activities
Proceeds from exercise of stock options	49	89
Proceeds from exercise of warrants	39,837	—
Proceeds from common stock sold, net of underwriters’ discount and costs	50,965	—
Proceeds from at-the-market offering, net of issuance costs	—	2,575
Net cash provided by financing activities	90,851	2,664
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,447)	26,462
Cash, cash equivalents and restricted cash at beginning of period	142,793	78,359
Cash, cash equivalents and restricted cash at end of period	$96,346	$104,821
Supplemental cash flow information:
Purchases of property and equipment unpaid at period end	$5	$—
Public offering costs unpaid at period end	$—	$41
Cash paid included in measurement of lease liabilities	$2,293	$2,227
See accompanying notes.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Business
Concert Pharmaceuticals, Inc., or the Company, was incorporated on April 12, 2006 as a Delaware corporation and has its operations based in Lexington, Massachusetts. The Company is a late-stage clinical biopharmaceutical company that is developing deuruxolitinib (which the Company previously referred to as CTP-543), a novel, deuterated, oral Janus Kinase 1 and Janus Kinase 2 (JAK1/2) inhibitor. As discussed in detail in the “Overview” section in Part I, Item 2. of this Quarterly Report on Form 10-Q, the Company has successfully completed two Phase 3 clinical trials of deuruxolitinib for the treatment of adults with moderate to severe alopecia areata, a serious autoimmune dermatological disease, and intends to file a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, in the first half of 2023.
Liquidity and Going Concern
As of September 30, 2022, the Company had cash, cash equivalents and investments of $148.9 million and net working capital of $139.8 million. The Company has incurred cumulative net losses of $440.1 million since inception and requires capital to continue future development activities. The Company does not have any products approved for sale and has not generated any revenue from product sales. The Company has financed its operations primarily through the public offering and private placement of its equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. The Company expects its expenses to increase in connection with its ongoing activities, particularly as it seeks marketing approval for deuruxolitinib and conducts its open label, long-term extension studies and other clinical trials to support the submission of its NDA. For information regarding the Company’s recent equity financings, see Notes 12, 13 and 14.
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain additional financing to fund the future development of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of similar products or technological innovations and the ability to transition from pilot-scale manufacturing to large-scale production of products. The Company is also subject to larger macroeconomic risks, including stock market disruptions, rising inflation and interest rates, and other macroeconomic factors that may affect the cost or availability of raising additional capital.
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
Based on the Company’s current operating plan, management believes that its current cash, cash equivalents and investments will allow the Company to meet its liquidity requirements through the second quarter of 2023. The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand and its dependence on its ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about the Company’s ability to

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.
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
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period.
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
Use of Estimates and Summary of Significant Accounting Policies
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, the disclosure of contingent assets and liabilities and the Company’s ability to continue as a going concern. In preparing the consolidated financial statements, management used estimates in the following areas, among others: revenue recognition; prepaid and accrued research and development expenses; stock-based compensation expense; fair value of warrants; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
During the nine months ended September 30, 2022, there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date of ASU 2021-04.
The Company adopted ASU 2021-04 effective January 1, 2022, on a prospective basis. In conjunction with the warrant amendments discussed in Note 13, the Company recorded issuance costs of $3.7 million as a reduction of proceeds in additional paid-in capital for the warrant exercise and a corresponding increase to the remeasured fair value of the equity-classified warrants as of the modification date, resulting in no impact.
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
The tables below present information about the Company’s financial assets and liabilities that are measured and carried at fair value as of September 30, 2022 and December 31, 2021 and indicate the level within the fair value hierarchy where each measurement is classified. The carrying amounts reflected in the condensed consolidated balance sheets for cash, prepaid expenses and other current assets, restricted cash, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Level 1	Level 2	Level 3	Total
September 30, 2022
Cash equivalents:
Money market funds	$75,845	$—	$—	$75,845
Government agency securities	—	8,961	—	8,961
Investments, available for sale:
U.S. Treasury obligations	34,812	14,881	—	49,693
Government agency securities	—	3,976	—	3,976
Marketable equity securities:
Corporate equity securities	675	—	—	675
Total	$111,332	$27,818	$—	$139,150

	Level 1	Level 2	Level 3	Total
December 31, 2021
Cash equivalents:
Money market funds	$132,850	$—	$—	$132,850
Marketable equity securities:
Corporate equity securities	1,463	—	—	1,463
Total	$134,313	$—	$—	$134,313

Warrant liabilities (Note 13)	$—	$15,438	$—	$15,438
4. Cash, Cash Equivalents, Investments and Marketable Equity Securities
Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Investments consist of securities with original maturities greater than 90 days when purchased. The Company classifies these investments as available for sale and records them at fair value in the accompanying condensed consolidated balance sheets. Unrealized gains or losses from equity securities are included in net loss. Unrealized gains or losses from other investments, including debt securities, are included in accumulated other comprehensive loss. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash, cash equivalents, available-for-sale investments and marketable equity securities included the following as of September 30, 2022 and December 31, 2021:

	Average Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2022
Cash		$10,383	$—	$—	$10,383
Money market funds		75,845	—	—	75,845
Government agency securities	56 days	8,961		—	8,961
Total cash and cash equivalents		$95,189	$—	$—	$95,189

U.S. Treasury obligations	77 days	$49,750	$—	$(57)	$49,693
Government agency securities	76 days	3,976	—	—	3,976
Total investments, available for sale		$53,726	$—	$(57)	$53,669

September 30, 2022		Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities		$10,451	$—	$(9,776)	$675

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
Cash	$8,786	$—	$—	$8,786
Money market funds	132,850	—	—	132,850
Total cash and cash equivalents	$141,636	$—	$—	$141,636

December 31, 2021	Acquisition Value	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities	$10,451	$—	$(8,988)	$1,463
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
5. Restricted Cash
Restricted cash as of September 30, 2022 and 2021 was held as collateral for stand-by letters of credit issued by the Company to its landlord in connection with the current lease for its principal facilities located at 65 Hayden Avenue, Lexington, Massachusetts, or the Premises. For additional information regarding the Company’s lease, refer to Note 11. Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$95,189	$103,664
Restricted cash	1,157	1,157
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$96,346	$104,821

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued professional fees and other	$809	$1,094
Employee compensation and benefits	2,564	3,617
Research and development expenses	9,934	7,648
Accrued expenses and other liabilities, current portion	$13,307	$12,359

Employee compensation and benefits, net of current portion	$—	$28
Accrued expenses and other liabilities, net of current portion	$—	$28
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
The Company records a provision or benefit for income taxes on ordinary pre-tax income or loss based on its estimated effective tax rate for the year. As of September 30, 2022, the Company forecasts an ordinary pre-tax loss for the year ended December 31, 2022 and, since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit relating to this period.
The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2020. Under ASU 2019-12, the Company, having a full valuation and a loss in continuing operations, will no longer include the impacts of items in other comprehensive income in determining intra-period allocation of tax expense for continuing operations. Under ASU 2019-12, the Company can apply this change to intra-period tax allocation on a prospective basis. For the nine months ended September 30, 2022, the Company applied the tax allocation rules of ASU 2019-12 to the $57 thousand of unrealized losses on available-for-sale investments recognized in other comprehensive loss, which did not have a material impact on the consolidated financial statements or related disclosures.
Effective for tax years beginning on or after January 1, 2022, research and experimental expenditures under Section 174 of the Code must be capitalized over five years when performed in the United States and over 15 years when performed outside of the United States. The modification is an accounting method change that will require the filing of Form 3115 with the Company's 2022 tax return. As of September 30, 2022, the Company has performed a high-level analysis of the impact of this legislation and determined that the Company’s projected loss position for 2022 does not result in income tax. The Company maintains its full valuation allowance.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets
The Company did not have a contract asset as of September 30, 2022 or December 31, 2021.
Contract Liabilities
As of September 30, 2022 and December 31, 2021, the Company had $2.8 million in contract liabilities related to unsatisfied performance obligations as well as variable consideration paid in advance, but currently constrained from recognition. Contract liabilities are presented as deferred revenue and classified as current or non-current based on the timing of when the Company expects to recognize revenue. The $2.8 million in contract liabilities consisted of deferred revenue related to a payment received from GlaxoSmithKline that the Company will not recognize as revenue until all repayment obligations lapse.
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
Previously, the variable consideration related to the Milestone Obligation was considered fully constrained due to the uncertainty associated with the achievement of the milestones. Pursuant to the Vertex Amendment, Vertex is no longer obligated to make these future milestone payments, and as a result, they are no longer considered variable consideration. There are no performance obligations or variable consideration remaining associated with the Vertex Agreement, as modified by the Vertex Amendment.

9. Stock-Based Compensation
The Company’s equity incentive plans provide for the issuance of a variety of stock-based awards, including incentive stock options, nonstatutory stock options and awards of stock, to directors, officers and employees of the Company, as well as consultants and advisors to the Company. As of September 30, 2022, the Company has granted awards in the form of stock options and restricted stock units, or RSUs. The stock options generally have been granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant, a vesting period of one, three or four years, and an expiration date no later than ten years from the date of grant. The Company has granted performance-based RSUs and service-based RSUs with a vesting period of one to four years.
Effective January 1, 2022, an additional 1,389,561 shares of common stock were added to the Company’s 2014 Stock Incentive Plan, or the 2014 Plan, for future issuance pursuant to the terms of the 2014 Plan. As of September 30, 2022, there were 2,061,083 shares of common stock available for future awards under the 2014 Plan.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total stock-based compensation expense related to all stock-based options and awards recognized in the condensed consolidated statements of operations and comprehensive loss consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$845	$1,654	$2,717	$5,250
General and administrative	1,052	1,470	3,254	4,559
Total stock-based compensation expense	$1,897	$3,124	$5,971	$9,809
Stock Options
Stock options are valued using the Black-Scholes-Merton option valuation model, and compensation cost is recognized based on such fair value over the period of vesting. The weighted-average fair value of options granted during the three and nine months ended September 30, 2022 and 2021 reflect the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	73.51%	70.10%	72.10%	69.83%
Expected term	6.0 years	6.0 years	6.0 years	6.0 years
Risk-free interest rate	3.88%	1.08%	3.02%	0.60%
Expected dividend yield	—%	—%	—%	—%
The following table provides certain information related to the Company’s outstanding stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Amounts in thousands, except per share data)
Weighted-average fair value of options granted, per option	$4.21	$2.13	$3.24	$7.09
Aggregate grant date fair value of options vested during the period	$1,020	$1,939	$3,959	$6,115
Total cash received from exercises of stock options	$49	$—	$49	$89
Total intrinsic value of stock options exercised	$17	$—	$17	$42

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the nine months ended September 30, 2022:

	Number of Option Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	5,197,320	$14.21
Granted	86,513	$4.92
Exercised	(10,250)	$4.26
Forfeited or expired	(404,609)	$15.21
Outstanding at September 30, 2022	4,868,974	$13.98	5.51	$491
Exercisable at September 30, 2022	4,048,689	$14.50	5.02	$289
Vested and expected to vest at September 30, 2022 (1)	4,815,362	$14.01	5.48	$473
(1)Represents the number of vested stock option shares as of September 30, 2022, plus the number of unvested stock option shares that the Company estimated as of September 30, 2022 would vest, based on the unvested stock option shares as of September 30, 2022 and an estimated forfeiture rate of 7%.
As of September 30, 2022, there was $5.0 million of unrecognized compensation cost related to stock options that are expected to vest. The stock option costs are expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
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
Also on the 2022 RSU grant date, the Company granted 0.3 million performance-based RSUs, or the 2022 PSUs, to certain officers and employees. The 2022 PSUs vest as to the total number of shares granted one business day after the date on which the FDA notifies the Company that it has accepted for filing an NDA for deuruxolitinib, provided that the date of acceptance is on or before October 31, 2023. The Company is using the straight-line method to recognize expense over the requisite service period based on its estimate of the number of 2022 PSUs that will vest. If there is a change in the estimate of the number of 2022 PSUs that are probable of vesting, the Company will cumulatively adjust compensation expense in the period that the change in estimate is made.
On September 22, 2022, the Company granted 43,900 RSUs, or the 2022 New Hire RSUs, to a new hire employee. All of the 2022 New Hire RSUs are service-based and vest ratably over four years, with one quarter of the 2022 New Hire RSUs vesting on each anniversary of the new hire employee's start date.
RSUs are not included in issued and outstanding common stock until the shares have vested and settled. As of September 30, 2022, 0.3 million of the 2020 RSUs, 0.1 million of the January 2021 RSUs and all of the June 2021 RSUs had vested. The fair value of an RSU is measured based on the market price of the underlying common stock on the date of grant.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of RSU activity for the nine months ended September 30, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2021	628,192	$10.78
Granted	1,147,875	$3.20
Released	(309,372)	$9.49
Forfeited	(37,860)	$8.54
Outstanding at September 30, 2022	1,428,835	$5.03
As of September 30, 2022, there was $4.2 million of unrecognized compensation cost related to RSUs that are expected to vest. The RSU costs are expected to be recognized over a weighted-average remaining vesting period of 1.7 years.
10. Loss Per Share
Basic net loss per common share is calculated by dividing net loss attributable to common stockholders, adjusted to recognize the effect of a down round feature when it is triggered, by the weighted-average common shares outstanding during the period, without consideration of stock options, RSUs or preferred stock as common stock equivalents. Net loss attributable to common stockholders for the nine months ended September 30, 2022 is adjusted for the effect of a triggered down round feature of warrants deemed to be a dividend. Refer to Note 13 for details regarding the triggered down round feature of the warrants. The weighted-average common shares outstanding as of September 30, 2022 and 2021 includes pre-funded warrants to purchase up to an aggregate of 1.8 million shares of common stock that were issued in connection with a financing in 2020. For purposes of the diluted net loss per share calculation, common stock equivalents are excluded from the calculation if their effect would be anti-dilutive. As such, basic and diluted net loss per share attributable to common stockholders are the same for periods with a net loss.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates the determination of loss per share for each period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Amounts in thousands, except per share amounts)
Numerator:
Net loss	$(28,904)	$(26,678)	$(90,180)	$(43,922)
Dividend attributable to down round feature of warrants	—	—	(373)	—
Loss attributable to common stockholders - basic and diluted	$(28,904)	$(26,678)	$(90,553)	$(43,922)

Denominator:
Weighted-average shares outstanding - basic and diluted	49,731	34,090	42,535	33,987
Net loss per share attributable to common stockholders - basic and diluted	$(0.58)	$(0.78)	$(2.13)	$(1.29)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options	4,869	5,372	4,869	5,372
Restricted stock units	1,429	735	1,429	735
Warrants	8,125	61	8,125	61
Series X1 Preferred Stock	20,746	—	20,746	—
11. Commitments
Lease
The Company currently has a lease, or the Lease, for approximately 56,000 square feet of office and laboratory space located at the Premises. The Lease is classified as an operating lease. The lease term provides for an initial term of ten years ending January 1, 2029. The Company is entitled to two five-year options to extend the Lease. The Lease provides for annual base rent of approximately $2.8 million in the first year following January 1, 2019, which increases on a yearly basis by 3.0% (subject to an abatement of base rent of approximately $0.5 million at the beginning of the second year of the lease term). There are no variable payments, exercise purchase options, penalties, fees or residual value guarantees under the Lease. The Company is also obligated to pay the landlord for certain costs, taxes and operating expenses related to the Premises, subject to certain exclusions.
The Company recorded a liability for the Lease of $16.9 million on January 1, 2019. This lease liability is amortized over the remaining lease term in an amount equal to the difference between the cash rent paid and the monthly interest calculated on the remaining lease liability. As of September 30, 2022, the Company had a current lease liability of $1.3 million and a non-current lease liability of $12.9 million recorded in its condensed consolidated balance sheets.
On January 1, 2019, the Company recorded a right-of-use asset in the amount of $9.5 million, which represents the lease liability of $16.9 million, adjusted for previously accrued rent of $2.9 million and previously recorded unamortized lease incentives in the amount of $4.5 million. The right-of-use asset is amortized over the remaining lease term in an amount equal to the difference between the calculated straight-line expense of the total lease payments less the monthly interest calculated on the remaining lease liability. As of September 30, 2022, the Company had a long-term lease asset of $8.2 million recorded in its condensed consolidated balance sheets.
The Company recognizes lease expense, calculated as the remaining cost of the Lease allocated over the remaining lease term, on a straight-line basis. Lease expense is presented as part of continuing operations in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022, the Company recognized $1.8 million in lease expense.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2022, the Company paid $2.3 million in rent. As a payment arising from an operating lease, the $2.3 million is classified within operating activities in the condensed consolidated statements of cash flows.
For the nine months ended September 30, 2022 and 2021, the weighted-average remaining lease term was 6.25 years and 7.25 years, respectively, and the weighted-average discount rate was 13.08%.
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
During the year ended December 31, 2021, the Company sold 165,323 shares of common stock pursuant to the ATM Agreement for net proceeds of $2.0 million, after payment of cash commissions of 3.0% of the gross proceeds to Jefferies. Cash provided by financing activities for the nine months ended September 30, 2021 included $0.5 million in net proceeds from sales pursuant to the ATM Agreement that had been classified as a receivable as of December 31, 2020.
During the nine months ended September 30, 2022, the Company did not sell any shares of common stock pursuant to the ATM Agreement.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Upon issuance, the term of the First Tranche Warrants and Second Tranche Warrants was contingent on the outcome of the Company’s deuruxolitinib THRIVE-AA1 Phase 3 clinical trial and THRIVE-AA2 Phase 3 clinical trial, respectively. The Warrants would expire 90 days after the occurrence of both (i) the public disclosure by the Company of the achievement of statistical significance on each of the primary endpoints of the respective clinical trial and (ii) a determination by the Company that there are no safety or other issues that would impede the Company’s filing of an NDA without first requiring an additional clinical trial that is not already contemplated by the Company’s development plans for deuruxolitinib. In the event that either event (i) or (ii) does not occur, the Warrants would expire 90 days after the earlier of (a) the public release of topline data from two ongoing Phase 3 clinical trials being conducted by Avanir in the indication of agitation in Alzheimer’s disease patients and (b) written notification to the Investors that the Company has received written notice from Avanir of a decision to cease both such clinical trials early. In the event that neither event (a) nor (b) occurs, the Warrants would expire upon the tenth anniversary from issuance.
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
On May 23, 2022, the Company announced the achievement of statistical significance on the primary endpoint of the deuruxolitinib THRIVE-AA1 Phase 3 clinical trial and determined that there were no safety or other issues that would impede the Company’s filing of an NDA without first requiring an additional clinical trial that was not already contemplated by the Company’s development plans for deuruxolitinib. As a result, the expiration date of the First Tranche Warrants became 90 days after May 23, 2022, or August 21, 2022.
On June 1, 2022, concurrent with the June 2022 public offering detailed in Note 14, the Company entered into warrant amendment agreements to the First Tranche Warrants with the Investors. Pursuant to such amendments, in consideration for such Investors’ collective exercise of First Tranche Warrants to purchase an aggregate of 3,981 shares of Series X1 Preferred Stock for approximately $18.9 million concurrently with and contingent upon the offering, or the Exercise Commitments, the Company agreed to (i) reduce the exercise price of the First Tranche Warrants that were subject to the Exercise Commitments from $5.34 per share on a common stock equivalent basis to $4.75 per share on a common stock equivalent basis and (ii) extend the expiration date of the First Tranche Warrants that remain outstanding to the later of August 21, 2022 and the 21st day after the Company’s public disclosure of the topline results of its deuruxolitinib THRIVE-AA2 Phase 3 clinical trial, or the Modified First Tranche Warrants Expiration Date. Upon closing on June 6, 2022, the Investors satisfied the Exercise Commitments, resulting in net cash proceeds to the Company of $18.9 million.
Pursuant to the original terms of the Warrants, following the June 2022 public offering detailed in Note 14 and assuming no other events that cause further adjustments, the exercise prices of the remaining First Tranche Warrants and the Second Tranche Warrants were adjusted to $5.05 per share and $6.05 per share (each on a common stock equivalent basis), respectively, upon exercise of such Warrants, which are the respective midpoints of the initial exercise prices and the public offering price per share.
On August 1, 2022, the Company announced the achievement of statistical significance on the primary endpoint of the deuruxolitinib THRIVE-AA2 Phase 3 clinical trial. On August 2, 2022, the Company determined that there were no safety or other issues that would impede the Company’s filing of an NDA without first requiring an additional clinical trial that was not already contemplated by the Company’s development plans for deuruxolitinib. As a result, the expiration date of the remaining First Tranche Warrants and the Second Tranche Warrants became August 22, 2022 and October 31, 2022, respectively.
In August 2022, the Investors exercised the remaining 4,144 First Tranche Warrants at the adjusted exercise price of $5.05 per share, resulting in net cash proceeds to the Company of $20.9 million.
The Second Tranche Warrants were not exercised by October 31, 2022 and therefore expired.
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

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

are exercised. Upon exercise of any portion of the First Tranche Warrants and/or Second Tranche Warrants by any Investor, such Investor is entitled to receive its pro rata share of the percentages set forth in the RPA.
Based on the full exercise of the First Tranche Warrants referenced above, the Investors’ collective ownership of the Royalty Interest increased to 42.5%.
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
Reclassification of Warrants to Equity
On May 23, 2022, the Company announced the achievement of statistical significance on the primary endpoint of the deuruxolitinib THRIVE-AA1 Phase 3 clinical trial and determined that there were no safety or other issues that would impede the Company’s filing of an NDA without first requiring an additional clinical trial that was not already contemplated by the Company’s development plans for deuruxolitinib, which established the expiration date of the First Tranche Warrants as August 21, 2022. Similarly, as of August 2, 2022, the Company had announced the achievement of statistical significance on the primary endpoint of the deuruxolitinib THRIVE-AA2 Phase 3 clinical trial and determined that there were no safety or other issues that would impede the Company's filing of an NDA without first requiring an additional clinical trial that was not already contemplated by the Company's development plans for deuruxolitinib, which established the expiration date of the Second Tranche Warrants as October 31, 2022. As a result, the Warrants were no longer based on an observable index other than the Company’s own operations, and therefore, were no longer precluded from equity classification.
Upon the Company’s reassessment, the Warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital. The Warrants were equity classified because they are freestanding financial instruments that are

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

legally detachable and separately exercisable from other equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of Series X1 Preferred Stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria.
The First Tranche Warrants were recorded at their fair value of $2.9 million as of May 23, 2022 using a Black-Scholes-Merton option pricing model, with the change in fair value of $5.9 million applied to unrealized gain on warrant liabilities during the three months ended June 30, 2022. The Second Tranche Warrants were recorded at their fair value of $11.5 million as of August 2, 2022 using a Black-Scholes Merton option pricing model, with the change in fair value of $0.1 million applied to unrealized gain on warrant liabilities during the three months ended September 30, 2022. The fair value assumptions related to the equity-classified First Tranche Warrants as of May 23, 2022 and equity-classified Second Tranche Warrants as of August 2, 2022 were as follows:

	As of
	May 23, 2022	August 2, 2022
	First Tranche Warrants	Second Tranche Warrants
Expected volatility	91.20%	114.92%
Expected term	0.25 years	0.25 years
Risk-free interest rate	1.07%	2.56%
Expected dividend yield	—%	—%
The expected term was based on the respective expiration date for each tranche of Warrants. The expected volatility was calculated based on the historical volatility of the Company commensurate with the expected term. The risk-free interest rate was based on the average treasury bill interest rate over a period commensurate with the expected term for each tranche of Warrants. The expected dividend yield was zero, as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
First Tranche Warrants Modification and Exercise
On June 6, 2022, the First Tranche Warrants were modified, or the First Tranche Warrants Modification, to reduce the exercise price for the warrants subject to the Exercise Commitments from $5.34 per share to $4.75 per share on a common stock equivalent basis and to extend the expiration date of the remaining First Tranche Warrants to the Modified First Tranche Warrants Expiration Date. The modification of the First Tranche Warrants lowered the exercise price of the Exercise Commitments to the price per share contemplated in an ongoing public offering. The First Tranche Warrants remained a freestanding equity-classified instrument following the modification. The Company concluded that the modification of the First Tranche Warrants provided more favorable terms to the Investors with the purpose of inducing the Investors to exercise the Exercise Commitments. Pursuant to ASU 2021-04, the Company remeasured the fair value of the First Tranche Warrants as of the modification date based on the modified terms and recorded the increase in fair value of $3.7 million as equity issuance costs to additional paid-in capital, reducing proceeds from the exercise of the First Tranche Warrants. The fair value assumptions related to the modification of the First Tranche Warrants as of June 6, 2022 were as follows:

As of June 6, 2022
First Tranche Warrants (Post-Modification)
Expected volatility	107.94%
Expected term	0.24 years
Risk-free interest rate	1.26%
Expected dividend yield	—%
The expected term was based on 21 days following the approximate anticipated timing of the topline results of the THRIVE-AA2 Phase 3 clinical trial. The expected volatility was calculated based on the historical volatility of the Company commensurate with the expected term. The risk-free interest rate was based on the average treasury bill interest rate over a period commensurate with the expected term. The expected dividend yield was zero, as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
The date of the First Tranche Warrants Modification was previously disclosed as June 1, 2022. The date has been adjusted to June 6, 2022 to reflect the date the First Tranche Warrants Modification became effective, as opposed to the date the Company

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

entered into the warrant amendment agreements to the First Tranche Warrants. The increase in fair value of $3.7 million treated as equity issuance costs to additional paid-in capital is as of June 6, 2022. Because the adjustment relates to additional paid-in capital, there is no financial impact.
In conjunction with the First Tranche Warrants Modification, the Investors exercised 3,981 First Tranche Warrants in accordance with the Exercise Commitments, resulting in net cash proceeds of $18.9 million. Additionally, in August 2022, the Investors exercised the remaining 4,144 First Tranche Warrants, resulting in net cash proceeds of $20.9 million. The Company recorded the settlement of net cash proceeds to the par value of the preferred stock and additional paid-in capital.
Warrant Liability Fair Value Assumptions
As of December 31, 2021, the fair value of the First Tranche Warrants and Second Tranche Warrants was $8.5 million and $6.9 million, respectively. The Company estimated the fair value of the Warrants using the Black-Scholes-Merton option pricing model. The fair value assumptions related to the Warrants as of December 31, 2021 were as follows:

	As of December 31, 2021
	First Tranche Warrants	Second Tranche Warrants
Expected volatility	75.90%	76.40%
Expected term	2.68 years	2.80 years
Risk-free interest rate	0.97%	0.97%
Expected dividend yield	—%	—%
The expected term was probability-weighted based on the anticipated terms dictated by the possible outcomes of the Warrants. The expected volatility was calculated based on the historical volatility of the Company commensurate with the expected term. The risk-free interest rate was based on the average treasury bill interest rate over a period commensurate with the expected term for each tranche of Warrants. The expected dividend yield was zero, as the Company has not paid any dividends to date and has no current intention of paying cash dividends.
Down Round Feature of Warrants
The Company concluded that the exercise price adjustment of the Warrants as a result of the June 2022 public offering meets the definition of a triggered down round feature. The exercise price adjustment lowered the exercise price of the Warrants, but did not change the proportion of instruments convertible into common stock. Further, the exercise price adjustments serve as anti-dilution protection and do not provide excess value to the Investors.
As of the closing of the June 2022 public offering, the First Tranche Warrants represented an equity-classified freestanding equity contract, and as such, required the value of the effect of the down round feature to be recognized when triggered. The value of the effect represents the difference between the fair value of the First Tranche Warrants without the down round feature (prior to the reduced exercise price) and the fair value of the First Tranche Warrants with the down round feature (subsequent to the reduced exercise price). The value of the effect of the down round feature on the First Tranche Warrants was determined to be $0.4 million and was recorded as a dividend with a reduction to income available to common stockholders when calculating basic earnings per share. The fair value assumptions used in determining the value of the effect of the down round feature were consistent with the modified First Tranche Warrants discussed above, with the exception of the reduced exercise price of $5.05 per share for the down-rounded First Tranche Warrants.
The value of the effect of the down round feature on the First Tranche Warrants of $0.4 million reflects the date the First Tranche Warrants Modification became effective. The adjustment from the previous quarter is reflected in the condensed consolidated statement of stockholders' equity for the three months ended September 30, 2022 and in the loss per share for the nine months ended September 30, 2022. The impact to loss per share is immaterial.
As of the closing of the June 2022 public offering, the Second Tranche Warrants represented a liability-classified freestanding equity contract, which did not require specific treatment upon the triggering of a down round feature. The reduced exercise price of the Second Tranche Warrants was considered in the subsequent remeasurements.

CONCERT PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
As a participant in the First Tranche Warrant exercises in June and August 2022, RA Capital purchased an additional 3,750 shares of Series X1 Preferred Stock and increased their Royalty Interest to 19.6%.
The Company’s condensed consolidated balance sheet includes RA Capital’s portion of warrant liabilities of $7.1 million as of December 31, 2021 and deferred revenue of $2.2 million as of both September 30, 2022 and December 31, 2021. For the nine months ended September 30, 2022, the Company’s condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cash flows includes RA Capital’s portion of the unrealized gain on warrant liabilities of $0.5 million.
14. 2022 Sale of Common Stock
In June 2022, the Company closed an underwritten public offering of 11,500,000 shares of its common stock to the public at $4.75 per share, or the 2022 Financing, which included the full exercise of the underwriters' option to purchase 1,500,000 additional shares of common stock. The Company received net proceeds of $51.0 million from the 2022 Financing, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
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
OVERVIEW
We are a late-stage clinical biopharmaceutical company that is developing deuruxolitinib (which we previously referred to as CTP-543), a novel, deuterated, oral JAK1/2 inhibitor. We have successfully completed two Phase 3 clinical trials of deuruxolitinib for the treatment of adults with moderate to severe alopecia areata, a serious autoimmune dermatological disease, and intend to file an NDA with the FDA in the first half of 2023.
We are conducting pre-commercial activities, with the intent of commercializing deuruxolitinib in the United States ourselves or with the assistance of strategic partners. If we are successful in obtaining FDA approval for deuruxolitinib for the treatment of adults with moderate to severe alopecia areata, we intend to evaluate deuruxolitinib in younger patients with alopecia areata and explore expanding deuruxolitinib into additional indications. We are also assessing both internal and potential in-licensed candidates for pipeline expansion.
Deuruxolitinib
Deuruxolitinib Opportunity
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
Deuruxolitinib is an oral JAK1/2 inhibitor that we are developing for the treatment of moderate to severe alopecia areata. The FDA has granted deuruxolitinib Breakthrough Therapy designation for the treatment of adult patients with moderate to severe alopecia areata and Fast Track designation for the treatment of alopecia areata. We have successfully completed two Phase 3 clinical trials of deuruxolitinib and intend to file an NDA with the FDA in the first half of 2023.
Patients who have experienced hair regrowth while taking a JAK inhibitor to treat their alopecia areata commonly experience hair loss after ceasing to take the JAK inhibitor (Hogan S. J Clin Aesthet Dermatol. 2019 and Ramírez-Marín H.A. Drug Des Devel Ther. 2022). As a result, if we are successful in obtaining FDA approval for deuruxolitinib, we expect that deuruxolitinib will need to be used continuously in order for patients to maintain the hair that has regrown.
Clinical Development of Deuruxolitinib
We have completed two Phase 3 clinical trials and multiple Phase 2 clinical trials of deuruxolitinib for the treatment of adults with moderate to severe alopecia areata.
Phase 3 clinical trials
We have conducted two Phase 3 clinical trials of deuruxolitinib, THRIVE-AA1 and THRIVE-AA2. Both trials were double-blind, randomized, placebo-controlled Phase 3 clinical trials evaluating 8 mg twice-daily and 12 mg twice-daily doses of deuruxolitinib compared to placebo in adult patients with moderate to severe alopecia areata at sites in the United States, Canada and Europe. Patients enrolled in both trials were required to have at least 50 percent scalp hair loss due to alopecia areata, as measured by the Severity of Alopecia Tool, or SALT. A SALT score of 100 represents total scalp hair loss, whereas a score of 0 represents no scalp hair loss. THRIVE-AA1 enrolled 706 patients, and THRIVE-AA2 enrolled 517 patients.
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
THRIVE-AA1
In May 2022, we announced positive topline results from THRIVE-AA1. The primary efficacy endpoint and all key secondary endpoints for THRIVE-AA1 were met with statistical significance in both the 8 mg twice-daily and 12 mg twice-daily dose groups relative to placebo. Treatment with deuruxolitinib was generally well tolerated in THRIVE-AA1.
The average baseline SALT score across all patients in THRIVE-AA1 was approximately 85.9 (corresponding to approximately 14% average scalp hair coverage). A statistically significant proportion of patients treated with either 8 mg twice-daily or 12 mg twice-daily of deuruxolitinib in THRIVE-AA1 experienced greater scalp regrowth compared to placebo. The proportion of patients achieving a SALT score of 20 or less at Week 24 of treatment was 41.5 percent in the 12 mg twice-daily dose group and 29.6 percent in the 8 mg twice-daily dose group, compared to 0.8 percent of patients in the placebo group. The treatment difference for both dose groups of deuruxolitinib relative to placebo was statistically significant (p<0.0001).
The safety profile seen with deuruxolitinib in THRIVE-AA1 was consistent with previous studies. The most common (≥5%) side effects in any dose group were headache, acne, upper respiratory infection, increased creatine kinase levels, COVID-19 infection and nasopharyngitis. Upper respiratory infections were greater in the placebo group than in either of the deuruxolitinib dose groups. No pulmonary embolisms or deep vein thromboses were observed in the trial. One patient treated with the 8 mg twice-daily dose and one patient treated with the 12 mg twice-daily dose developed herpes zoster (shingles). Serious adverse events were reported in nine patients, with only one patient (in the 8 mg twice-daily dose group) having events (2) that were assessed as possibly related to treatment. Four patients who reported serious adverse events were in the placebo group.
THRIVE-AA2
In August 2022, we announced positive topline results from THRIVE-AA2. The primary efficacy endpoint and all key secondary endpoints for THRIVE-AA2 were met with statistical significance in both the 8 mg twice-daily and 12 mg twice-daily dose groups relative to placebo. Treatment with deuruxolitinib was generally well tolerated in THRIVE-AA2.
The average baseline SALT score across all patients in THRIVE-AA2 was approximately 87.9 (corresponding to approximately 12% average scalp hair coverage). A statistically significant proportion of patients treated with either 8 mg twice-daily or 12 mg twice-daily of deuruxolitinib in THRIVE-AA2 experienced greater scalp regrowth compared to placebo. The proportion of patients achieving a SALT score of 20 or less at Week 24 of treatment was 38.3 percent in the 12 mg twice-daily dose group and 33.0 percent in the 8 mg twice-daily dose group, compared to 0.8 percent of patients in the placebo group. The treatment difference for both dose groups of deuruxolitinib relative to placebo was statistically significant (p<0.0001).
The safety profile seen with deuruxolitinib in THRIVE-AA2 was consistent with previous studies. The most common (≥5%) side effects in any dose group were COVID-19 infection, nasopharyngitis, increased creatine kinase levels, acne and headache. No pulmonary embolisms or deep vein thromboses were observed in the trial. Two patients treated with the 8 mg twice-daily dose and two patients treated with the 12 mg twice-daily dose developed herpes zoster (shingles). Five serious adverse events were reported in five patients, with only one event (in the 8 mg twice-daily dose group) that was assessed as possibly related to treatment.
Phase 2 clinical trials
In September 2019, we announced results from a Phase 2 double-blind, randomized, dose-ranging trial to evaluate three sequential doses of deuruxolitinib (4, 8 and 12 mg twice-daily) and a placebo control in 149 patients with moderate to severe alopecia areata. Patients treated with either 8 mg twice-daily or 12 mg twice-daily doses of deuruxolitinib met the primary efficacy endpoint with statistically significant differences (p <0.001) relative to placebo in the percentage of patients achieving a ≥ 50% relative change from baseline at 24 weeks. A numerically but not statistically greater percentage of patients treated with the 4 mg twice-daily dose of deuruxolitinib met the primary efficacy endpoint, and the 4 mg twice-daily dose was not studied further in our Phase 3 clinical trials. Treatment with deuruxolitinib was generally well tolerated. The most common side effects in the 8 mg twice-daily or 12 mg twice-daily dose groups were headache, nasopharyngitis, upper respiratory tract infection, acne, nausea and low-density lipoprotein increase. One serious adverse event was reported in the 12 mg twice-daily dose group as possibly related to treatment; however, after a brief interruption, treatment continued and this patient completed the trial. No thromboembolic events were reported during the trial.

In addition, we completed two Phase 2 clinical trials evaluating twice-daily dosing of deuruxolitinib compared to once-daily dosing of deuruxolitinib. Based on the findings from those trials, we utilized the 8 mg twice-daily and 12 mg twice-daily doses in our Phase 3 clinical trials of deuruxolitinib. The 8 mg twice-daily and 12 mg twice-daily arms of those studies provided efficacy comparable to the 8 mg twice-daily and 12 mg twice-daily arms, respectively, of our Phase 2 dose-ranging trial.
Other clinical trials
Eligible patients from our efficacy and safety studies with deuruxolitinib may also enroll in one of our open label, long-term extension studies. In July 2021, we provided an update showing that, relative to our Phase 2 clinical trials of deuruxolitinib, hair regrowth using the SALT score was maintained or improved in the great majority of patients through one year of continuous dosing with 12 mg twice-daily of deuruxolitinib.
Additional clinical trials of deuruxolitinib are also ongoing to support the submission of an NDA, which is currently planned for the first half of 2023.
Earlier-Stage Pipeline
We are currently assessing earlier-stage pipeline candidates as potential development candidates, including a once-daily, modified release formulation of deuruxolitinib.
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
For example, in February 2012, we entered into a development and license agreement with Avanir for the worldwide rights to develop, manufacture and commercialize AVP-786. AVP-786 is a combination of deudextromethorphan hydrobromide (d6-DM) and quinidine sulfate (Q), a CYP2D6 inhibitor, being investigated for the treatment of neurologic and psychiatric disorders. In 2019, Avanir completed two Phase 3 clinical trials evaluating AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. The second of the Phase 3 clinical trials did not meet its primary or key secondary endpoints; however, following additional data analysis, Avanir decided to continue developing AVP-786 for the treatment of agitation associated with dementia of the Alzheimer’s type. Three additional Phase 3 clinical trials and an open label, long-term extension study for Alzheimer’s agitation are ongoing. Additionally, Avanir is conducting a Phase 2/3 clinical trial evaluating AVP-786 for the treatment of negative symptoms of schizophrenia. Under the Avanir Agreement, we received an upfront payment of $2.0 million and have received milestone payments of $6.0 million. We are eligible to earn up to $37.0 million in regulatory and commercial launch milestone payments with respect to AVP-786 and up to $125.0 million in sales-based milestone payments. Avanir is also required to pay us royalties at defined percentages ranging from the mid-single digits to low double digits below 20% on net sales of licensed products on a country-by-country basis. The royalty rate is reduced, on a country-by-country basis, during any period within the royalty term when there is no patent claim covering the licensed product in the particular country. We sold a portion of our right to receive these royalties in connection with the 2021 Financing. Initially, the Investors collectively owned 35% of such royalties, with the percentage increasing incrementally up to 50% if all of the warrants issued in connection with the financing are exercised by the Investors. Based on the full exercise of the First Tranche Warrants, the Investors' collective ownership of such royalties increased to 42.5%.
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
In May 2021, we entered into the Vertex Amendment, pursuant to which Vertex paid us $32.0 million in cash in exchange for the removal of the Milestone Obligation. As a result of the Vertex Amendment, we are not entitled to receive any further payments pursuant to the Vertex Agreement, as amended by the Vertex Amendment.

COVID-19 PANDEMIC
The COVID-19 pandemic continues to evolve. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic or other public health crisis, such as the COVID-19 pandemic, including, but not limited to, potential delays in our clinical trials or submission of an NDA. Although restrictions in the United States due to the COVID-19 pandemic have been lifted, the ultimate extent of the impact of any epidemic, pandemic or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and subject to change will depend on future developments, which cannot be accurately predicted. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations may be affected by the COVID-19 pandemic, such as the emergence of new variants.
LIQUIDITY AND GOING CONCERN
As of September 30, 2022, we had cash, cash equivalents and investments of $148.9 million and net working capital of $139.8 million. We have incurred cumulative net losses of $440.1 million since our inception and require capital to continue future development activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for deuruxolitinib and conduct our open label, long-term extension studies and other clinical trials to support the submission of our NDA. For information regarding our recently completed equity financings, see Notes 12, 13 and 14 in the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
We are subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure or unsatisfactory results of nonclinical studies and clinical trials, the need to obtain additional financing to fund the future development of our pipeline, the need to obtain marketing approval for our product candidates, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products. We are also subject to larger macroeconomic risks, including stock market disruptions, rising inflation and interest rates, and other macroeconomic factors that may affect the cost or availability of raising additional capital.
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
Based on our current operating plan, we believe that our current cash, cash equivalents and investments will allow us to meet our liquidity requirements through the second quarter of 2023. Our history of significant losses, our negative cash flows from operations, our limited liquidity resources currently on hand and our dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.
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

FINANCIAL OPERATIONS OVERVIEW
Since our inception in 2006, we have devoted substantially all of our resources to our research and development efforts, including activities to develop our core capabilities in deuterium chemistry, identify potential product candidates, undertake nonclinical studies and clinical trials, manufacture clinical trial material in compliance with current good manufacturing practices, or cGMPs, provide general and administrative support for these operations and establish our intellectual property. We have generated an accumulated deficit of $440.1 million since inception through September 30, 2022 and will require substantial additional capital to fund our ongoing activities. We do not have any products approved for sale and have not generated any revenue from product sales. We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements.
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
We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for deuruxolitinib and conduct our open label, long-term extension studies and other clinical trials to support the submission of our NDA.
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

General and administrative expenses
General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, investor relations, business development and human resource functions. Other general and administrative expenses include facility-related costs, depreciation and other expenses not allocated to research and development expense and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents. In both 2022 and 2021, we incurred expenses for intellectual property matters related to deuruxolitinib.
We anticipate that our general and administrative expenses will increase in the future as our pipeline grows and matures and we seek marketing approval for and prepare to commercialize our product candidates. In particular, we anticipate an increase in payroll and related expenses as we seek marketing approval for deuruxolitinib and prepare for commercial operations, especially as it relates to the sales, marketing and distribution of deuruxolitinib.
Investment income
Investment income consists of interest income earned on cash equivalents and investments. The amount of investment income earned in any particular period may vary primarily as a result of the amount of cash equivalents and investments held during the period, the types of securities included in our portfolio and prevailing interest rates during the period. Our current investment policy is to maintain a diversified investment portfolio of U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
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
Income taxes
We record a provision or benefit for income taxes on pre-tax income or loss based on our estimated effective tax rate for the year. As of September 30, 2022, we forecast an ordinary pre-tax loss for the year ended December 31, 2022 and, since we maintain a full valuation allowance on our deferred tax assets, we did not record an income tax benefit for the nine months ended September 30, 2022.
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

RESULTS OF OPERATIONS
Discussion of the three and nine months ended September 30, 2022
The following table summarizes our results of operations for the three and nine months ended September 30, 2022.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2022	2022
Revenue:
License and research and development revenue	$8	$29
Operating expenses:
Research and development	24,364	75,708
General and administrative	5,250	15,639
Total operating expenses	29,614	91,347
Loss from operations	(29,606)	(91,318)
Investment income	785	951
Unrealized loss on marketable equity securities	(164)	(788)
Unrealized gain on warrant liabilities	81	975
Net loss	$(28,904)	$(90,180)
Research and development expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2022	2022
Deuruxolitinib external expenses	$18,687	$58,164
External expenses for other programs	127	294
Employee and contractor-related expenses	4,220	13,254
Facility and other expenses	1,330	3,996
Total research and development expenses	$24,364	$75,708
Research and development expenses were $24.4 million and $75.7 million for the three and nine months ended September 30, 2022, respectively. Deuruxolitinib external expenses increased $3.7 million and $21.0 million for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021 primarily due to our Phase 3 clinical program and open label, long-term extension studies. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses for the three and nine months ended September 30, 2022 decreased by $0.9 million and $3.0 million, respectively, compared to the three and nine months ended September 30, 2021 primarily due to decreases in cash compensation and non-cash stock-based compensation expenses. Facility and other expenses consisted primarily of rent and maintenance of the Premises.

General and administrative expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2022.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2022	2022
Employee salaries and benefits	$2,505	$7,631
External professional service expenses	1,549	4,402
Facility, technology and other expenses	1,133	3,407
Depreciation and amortization	63	199
Total general and administrative expenses	$5,250	$15,639
General and administrative expenses were $5.3 million and $15.6 million for the three and nine months ended September 30, 2022, respectively. General and administrative expenses decreased $0.2 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021 primarily due to decreases in non-cash stock-based compensation expenses.
Investment income
Investment income was $0.8 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and consisted of interest income earned on cash equivalents and investments. Investment income increased $0.8 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021 due to the purchase of short-term investments during 2022.
Unrealized loss on marketable equity securities
Unrealized loss on marketable equity securities was $0.2 million and $0.8 million for the three and nine months ended September 30, 2022, respectively. The unrealized loss on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us.
Unrealized gain on warrant liabilities
Unrealized gain on warrant liabilities was $0.1 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. The unrealized gain on warrant liabilities consisted of changes in the fair value of warrant liabilities related to the 2021 Financing, as discussed further in Note 13 in the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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
Revenue
Total revenue was $0.5 million and $32.6 million for the three and nine months ended September 30, 2021, respectively. The revenue for the nine months ended September 30, 2021 was primarily attributable to the $32.0 million in cash received from Vertex in exchange for the removal of the Milestone Obligation.
Research and development expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021, with our external research expenses separately classified by program and our internal research expenses separately classified by category.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Amounts in thousands)	2021	2021
Deuruxolitinib external expenses	$14,997	$37,121
CTP-692 external expenses	12	2,064
External expenses for other programs	392	960
Employee and contractor-related expenses	5,122	16,304
Facility and other expenses	1,353	4,111
Total research and development expenses	$21,876	$60,560
Research and development expenses were $21.9 million and $60.6 million for the three and nine months ended September 30, 2021, respectively. Deuruxolitinib external expenses primarily related to clinical development, including two Phase 3 clinical trials. CTP-692 external expenses were primarily attributable to the Phase 2 clinical trial, although development activities related to CTP-692 were discontinued following such trial failing to meet the primary or other secondary endpoints. External expenses for other programs consisted of costs incurred to develop our research pipeline. Employee and contractor-related expenses consisted primarily of cash compensation and non-cash stock-based compensation expenses. Facility and other expenses consisted primarily of rent and maintenance of the Premises.

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
Investment income
Investment income was $4 thousand and $44 thousand for the three and nine months ended September 30, 2021, respectively, and consisted of interest income earned on cash equivalents.
Unrealized gain on marketable equity securities
Unrealized gain on marketable equity securities was $0.1 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. Unrealized gain on marketable equity securities consisted of changes in the fair value of shares of common stock of Processa held by us.

LIQUIDITY AND CAPITAL RESOURCES
We have incurred cumulative losses and negative cash flows from operations since our inception in April 2006, and as of September 30, 2022, we had an accumulated deficit of $440.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for deuruxolitinib and conduct our open label, long-term extension studies and other clinical trials to support the submission of our NDA. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources.
As of September 30, 2022, we had cash, cash equivalents and investments of $148.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in U.S. government-backed securities and money market mutual funds consisting of U.S. government-backed securities.
We have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. In February 2014, we completed our initial public offering whereby we sold 6,649,690 shares of common stock at a price to the public of $14.00 per share, raising aggregate net proceeds of $83.1 million. In March 2015, we sold 3,300,000 shares of common stock through an underwritten public offering at a price to the public of $15.15 per share, raising aggregate net proceeds of $46.7 million. In January 2020, we sold 5,735,283 shares of common stock through an underwritten public offering at a price to the public of $9.92 per share. At the same time, we sold to a certain existing investor pre-funded warrants to purchase up to an aggregate of 1,800,000 shares of common stock at a purchase price of $9.919 per pre-funded warrant, which represents the per share public offering price for the common stock less the $0.001 per share exercise price for each pre-funded warrant. The aggregate net proceeds from the January 2020 financing was $70.1 million. In June 2022, we sold 11,500,000 shares of common stock through an underwritten public offering at a price to the public of $4.75 per share, raising aggregate net proceeds of $51.0 million.
In July 2017, we completed the transaction contemplated by the Vertex Agreement. We received $160.0 million in cash upon closing, with $16.0 million initially held in escrow, which was released to us in February 2019. In May 2021, we entered into the Vertex Amendment and received an additional $32.0 million in cash.
In March 2019, we entered into the ATM Agreement with Jefferies. As of September 30, 2022, we had sold 2,209,687 shares of our common stock pursuant to the ATM Agreement for aggregate net proceeds of $25.2 million.
In November 2021, we closed the 2021 Financing, raising aggregate net proceeds of $64.4 million. The 2021 Financing consisted of the sale of (i) 2,253,000 shares of common stock, (ii) 13,997 shares of Series X1 Preferred Stock, (iii) warrants to purchase up to 16,250 shares of Series X1 Preferred Stock and (iv) a portion of our right to receive potential future AVP-786 royalties under the Avanir Agreement. In June 2022, the First Tranche Warrants were amended and a portion was exercised, resulting in proceeds of $18.9 million. In August 2022, the remaining First Tranche Warrants were exercised, resulting in proceeds of $20.9 million.
Management does not believe that our cash, cash equivalents and investments of $148.9 million as of September 30, 2022 are sufficient to fund our current operating plan for at least twelve months after the issuance of this Quarterly Report on Form 10-Q. Based on our current operating plan, we anticipate having sufficient capital to fund our operations through the second quarter of 2023. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations after the current capital resources are exhausted, about which there can be no certainty, raises substantial doubt about our ability to continue as a going concern. The interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared under the assumption that we will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
(Amounts in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(83,185)	$(28,676)
Investing activities	(54,113)	52,474
Financing activities	90,851	2,664
Net (decrease) increase in cash, cash equivalents and restricted cash	$(46,447)	$26,462
Operating activities. The cash used for operating activities generally approximates our net loss adjusted for non-cash items and changes in operating assets and liabilities. During the nine months ended September 30, 2022, our operating activities used cash of $83.2 million as compared to cash used in operating activities of $28.7 million during the nine months ended September 30, 2021. Cash used in operating activities during both the nine months ended September 30, 2022 and 2021 was primarily driven by our development activities associated with deuruxolitinib. Cash used in operating activities during the nine months ended September 30, 2021 also includes $32.0 million in cash received from Vertex in exchange for the removal of the Milestone Obligation.
Investing activities. Net cash used in or provided by investing activities consisted of purchases of investments, proceeds from the maturity of investments and purchases of fixed assets. Net cash used in purchases of investments for the nine months ended September 30, 2022 was $103.3 million. There were no purchases of investments for the nine months ended September 30, 2021. Net cash provided by maturities of investments for the nine months ended September 30, 2022 and 2021 was $49.5 million and $52.7 million, respectively. Purchases of fixed assets for the nine months ended September 30, 2022 and 2021 was $0.3 million and $0.2 million, respectively.
Financing activities. Financing activities provided cash of $90.9 million and $2.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The cash provided by financing activities during the nine months ended September 30, 2022 was primarily attributable to the $51.0 million in net proceeds from the 2022 Financing and $39.8 million in net proceeds from the exercise of First Tranche Warrants. The cash provided by financing activities during the nine months ended September 30, 2021 was attributable to the $2.6 million in net proceeds from our at-the-market offering program and $0.1 million in proceeds from the exercise of stock options.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2022, we had an accumulated deficit of $440.1 million. We have not generated any revenues from product sales and have financed our operations to date primarily through the public offering and private placement of our equity, debt financing, funding from collaborations and patent assignments, asset sales and other arrangements. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
•incur disruptions or delays to the initiation or completion of our clinical trials or supply of product candidates due to the COVID-19 pandemic;
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
Based on our current operating plan, we believe that our cash, cash equivalents and investments as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2023. However, without significant changes to our current operating plan or raising additional capital, there is substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q.
We will need substantial additional funding. If we are unable to raise capital when needed or on favorable terms, we could be forced to delay, reduce or eliminate our development programs or commercialization efforts.
Developing and commercializing pharmaceutical products, including conducting clinical trials and building a commercial infrastructure, are very time-consuming, expensive and uncertain processes that take years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we seek marketing approval for deuruxolitinib and conduct our open label, long-term extension studies and other clinical trials to support the submission of our NDA. In addition, if we obtain marketing approval for any of our product candidates, we may incur significant personnel costs and commercialization expenses related to product sales, marketing, medical affairs, manufacturing and distribution to the extent that such sales, marketing, medical affairs and distribution are not the responsibility of one of our collaborators. In particular, the costs that we may be required to incur for the manufacture of any product candidate that receives marketing approval may be substantial. Manufacturing a drug at commercial scale may require specialized facilities, processes and materials. Furthermore, we will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
In any event, our existing cash, cash equivalents and investments will not be sufficient to fund all of the efforts that we plan to undertake or to fund the completion of development and commercialization of any of our product candidates. Accordingly, we will be required to obtain further funding in the future through a combination of equity offerings, debt financings, collaboration and licensing arrangements and other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Current macroeconomic conditions, including market volatility and rising inflation and interest rates, resulting from various factors could also adversely impact our ability to access capital as and when needed. Our failure to raise capital when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
Based on our current operating plan, we believe that our cash, cash equivalents and investments as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2023. Our estimate as to how long we expect our cash, cash equivalents and investments to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:
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
•macroeconomic conditions, including rising inflation, interest rates and costs;
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
We began operations in April 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and product candidates and establishing collaborations. We have not yet demonstrated an ability to successfully obtain marketing approvals, manufacture product on a commercial scale or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.
Risks Related to Global Events
Our business may be adversely affected by the ongoing COVID-19 pandemic.
Our business could be adversely affected by public health emergencies, health epidemics or pandemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of clinical research organizations and contract manufacturers upon whom we rely. For example, although many restrictions related to the COVID-19 pandemic in the United States have been lifted, the emergence of new variants could cause restrictions to be imposed in the future.
As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, clinical trials and supply chain, including:
•We believe that the COVID-19 pandemic has had, and may continue to have, an impact on our clinical trials, including our open label, long-term extension studies and other clinical trials to support the submission of our NDA for deuruxolitinib. For example, due to changes to study site operations and local travel restrictions, in some cases these impacts include the potential need for remote assessments and delivery of study medication directly to patients. In addition, some patients may choose to withdraw from our studies or we may choose to, or be required to, pause enrollment or patient dosing in order to preserve health resources and protect trial participants. As a result, the timelines to complete our clinical trials may be delayed.
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
•Health regulatory agencies globally have experienced disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have had slower response times or been under resourced, and travel restrictions have impacted the ability of the FDA and other agencies to conduct domestic and international facility inspections.
•Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. While the FDA resumed domestic inspections, travel restrictions and other uncertainties may impact or continue to impact oversight operations both domestic and abroad. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections) and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures and may experience delays in their regulatory activities. Additionally, the FDA may not be able to continue its current pace, and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and, due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development of our product candidates.
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
We are currently operating in a period of global economic uncertainty and capital markets disruption. Our business, financial condition, results of operations and ability to raise capital could be materially adversely affected by any negative impact on the global economy and capital markets.
U.S. and global markets are experiencing volatility and disruption. The conflict in Ukraine, the COVID-19 pandemic, rising inflation and interest rates, and other macroeconomic events have led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to rising inflation. We are continuing to monitor macroeconomic trends and assess its potential impact on our business. Although, to date, our business has not been materially impacted by geopolitical tensions or inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business or efforts to raise capital in the future. Any such disruptions may also magnify the impact of other risks described in our filings with the SEC.

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
We may not be able to continue further clinical development of our wholly-owned development programs, including deuruxolitinib. If we are unable to develop, obtain marketing approval for or commercialize our wholly-owned development programs, ourselves or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.
We currently have no products approved for sale. The success of our wholly-owned development programs will depend on several factors, including:
•in the case of deuruxolitinib, our ability to treat moderate to severe alopecia areata with acceptable safety and efficacy;
•successful and timely completion of clinical trials, including the impact of the COVID-19 pandemic on the completion of our clinical trials and the supply of our product candidates;
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
Breakthrough Therapy and Fast Track designations by the FDA may not lead to faster development, regulatory review or approval, and may be withdrawn if the necessary conditions are no longer met.
Although the FDA has granted deuruxolitinib Breakthrough Therapy designation for the treatment of adult patients with moderate to severe alopecia areata and Fast Track designation for the treatment of alopecia areata, Breakthrough Therapy and Fast Track designations do not necessarily lead to a faster development pathway or regulatory review process and do not increase the likelihood of marketing approval. The FDA may also withdraw the designations if it believes that deuruxolitinib no longer meets the necessary conditions. In light of the recent approval of baricitinib by the FDA for the treatment of adult patients with severe alopecia areata, the FDA has notified us that it is reviewing the Breakthrough Therapy designation for deuruxolitinib. At the FDA’s request, we submitted additional data and justification that we believe supports the continued eligibility of deuruxolitinib to hold its Breakthrough Therapy designation. If the Breakthrough Therapy designation for deuruxolitinib is not maintained, there would be no impact on our ability to file, or our anticipated timeline for filing, an NDA for deuruxolitinib.

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
We may also become involved in opposition, derivation, reexamination, post grant review, or PGR, inter partes review, or IPR, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, in April 2018, the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office instituted an IPR brought against our U.S. Patent No. 9,249,149, or the '149 patent, by Incyte Corporation, or Incyte. The '149 patent, which expires in 2033, covers the composition of matter of deuterated analogs of ruxolitinib, including deuruxolitinib. In April 2019, the PTAB issued a final written decision in connection with the IPR that held that the claims of the '149 patent were unpatentable as obvious. We have appealed the final written decision to the U.S. Court of Appeals for the Federal Circuit. The '149 patent remains valid and enforceable until any appeals by us have been exhausted.

In addition, in May 2021, the PTAB instituted a PGR brought against our U.S. Patent No. 10,561,659, or the '659 patent, by Incyte. The '659 patent, which expires in 2037, covers methods of treating hair loss, including alopecia areata, with certain doses of deuruxolitinib. In May 2022, the PTAB issued a final written decision upholding the validity of the challenged claims of the '659 patent and finding that Incyte had not demonstrated by a preponderance of the evidence that the challenged claims of the '659 patent were unpatentable. In October 2022, the PTAB denied Incyte’s request for reconsideration of the final written decision.
We intend to vigorously defend our patents; however, there can be no assurance that we will be successful in defending them. If any of our patents are found to be invalid, it could potentially shorten the timeframe during which we could prevent generic versions of deuruxolitinib from entering the market. In addition, adverse determinations in any other submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates without infringing the intellectual property and other proprietary rights of third parties. Our deuruxolitinib compound is based, and potential future product candidates may be based, on products that are covered by issued patents or patent applications, the holders of which may attempt to assert claims against us. To date, we are not aware of any judicial decision holding that a patent that covers a non-deuterated compound should be construed to also cover deuterated analogs thereof, absent specific claims with respect to the deuterated analogs. However, any such judicial decision, or legal proceedings asserting such claims, could increase the likelihood of potential infringement claims being asserted against us. If any third-party patents or patent applications are found to cover our product candidates or their methods of use, we may not be free to manufacture or market our product candidates as planned without obtaining a license, which may not be available on commercially reasonable terms, or at all.
For example, deuruxolitinib is a deuterated analog of ruxolitinib. Incyte owns patents covering ruxolitinib that may be unexpired if and when we seek marketing approval for deuruxolitinib. Incyte also owns a U.S. patent that broadly claims deuterated analogs of ruxolitinib. In June 2017, we filed a PGR with the PTAB seeking to invalidate all claims of Incyte’s U.S. patent that covers deuterated analogs of ruxolitinib. In January 2018, the PTAB did not grant our petition to challenge the validity of Incyte’s patent. In May 2018, our request for reconsideration was denied.
In addition, Columbia University is the owner of patents claiming the use of ruxolitinib and isotopic forms of JAK1 and/or JAK2 inhibitors, including ruxolitinib, for the treatment of hair loss disorders, including alopecia areata, which may be unexpired if and when we seek marketing approval for deuruxolitinib.
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
•possible interruptions in our contractors’ operations, including departure of key personnel, disruption due to merger and acquisitions activities, rising inflation, interest rates and costs, or supply chain disruptions;
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
Deuruxolitinib is an oral JAK inhibitor that we are developing for the treatment of alopecia areata. If we are successful in obtaining marketing approval for deuruxolitinib, the FDA may impose similar boxed warnings on deuruxolitinib. If other products are approved for the treatment of alopecia areata that are not JAK inhibitors, it is also unknown whether the FDA will limit the use of deuruxolitinib to those patients who have not responded to or cannot tolerate the other approved products.

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
We face substantial competition from other pharmaceutical and biotechnology companies, and our operating results may suffer if we fail to compete effectively.
The development and commercialization of new drug products is highly competitive. We, and our collaborators, face significant competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to our product candidates that we, or our collaborators, may seek to develop or commercialize in the future.
We are developing deuruxolitinib as an oral agent for the treatment of moderate to severe alopecia areata. If deuruxolitinib receives marketing approval for this indication, it will face competition from baricitinib, a JAK1/2 inhibitor developed by Eli Lilly that was recently granted approval by the FDA for the treatment of adult patients with severe alopecia areata. In addition, a number of other product candidates are being studied for alopecia areata, including ritlecitinib, a JAK3/TEC inhibitor being developed by Pfizer Inc.
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
Many of our existing and potential future competitors, including Eli Lilly, have significantly greater financial resources and expertise in research and development, manufacturing, obtaining marketing approvals and selling, marketing and distributing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
The increasing use of social media platforms presents risks and challenges. Social media increasingly is being used by third parties to communicate about our product candidates and the diseases they are designed to treat. We believe that members of the alopecia areata community may be more active on social media as compared to other patient populations due to the demographics of this patient population. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients in clinical trials may use social media platforms to comment on the effectiveness of or adverse experiences with a product candidate, which could result in reporting obligations. In addition, there is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business.
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
•general economic, industry and market conditions, including market volatility and rising inflation, interest rates and costs; and
•the other factors described in this “Risk Factors” section.
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
In addition, as of November 1, 2022, there were:
•6,294,270 shares of common stock subject to outstanding options and RSUs under our equity compensation plans, all of which are registered under the Securities Act of 1933, as amended, or the Securities Act. These shares of common stock will be able to be freely sold in the public market upon exercise, as permitted by any applicable vesting requirements, except to the extent they are held by our affiliates, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act;
•20,746 shares of Series X1 Preferred Stock issued and outstanding, which are convertible into 20,746,000 shares of common stock. The Series X1 Preferred Stock is equivalent to common stock in all respects except that it is non-voting and is convertible into common stock at the holder’s election, subject to beneficial ownership limitations. The shares of Series X1 Preferred Stock and the shares of common stock issuable upon conversion of the Series X1 Preferred Stock are registered under the Securities Act; and
•outstanding warrants to purchase 1,800,000 shares of common stock, which are registered under the Securities Act.
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

CONCERT PHARMACEUTICALS, INC.

Date:	November 7, 2022	By:	/s/ Marc A. Becker

Marc A. Becker Chief Financial Officer (Principal Financial Officer)